Form 10KSB
period 2000-12-31
NMXS COM INC
filed 2001-04-17
CIK 1101865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB

(Mark One)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

          Commission File Number:  333-30176

               NMXS.com, INC.
(Exact name of Registrant as specified in charter)

        DELAWARE                                    91-1287406
State or other jurisdiction of               I.R.S. Employer I.D. No.
incorporation or organization

5041 INDIAN SCHOOL ROAD NE, SUITE 200, ALBUQUERQUE, NM       87110
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:  (505) 255-1999

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes
[X]  No [   ]       (2)  Yes  [X]    No  [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.     N/A

State issuer's revenues for its most recent fiscal year:  $756,000

State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average high and low sale prices of such stock, as of a specified date within the past 60 days: $1,302,124 at April 2, 2001.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: At April 4, 2001, there were 20,983,836 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference: None

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Our History and Background

     We were originally incorporated under the laws of the State of Utah on August 12, 1983, under the name "Raddatz Exploration, Inc." The name was changed to "Renaissance Guild, Inc." on February 16, 1984, and to "C.O.N.S.E.R.V.E Corporation" on October 3, 1985. On April 28, 1997, we changed domicile to the State of Delaware by merging into a Delaware corporation incorporated on October 14, 1980, under the name "Costs of Owning the Newest Systems of Energy Reduction are Virtually Eliminated, Inc." The name was changed to "Conserve, Inc." on May 11, 1999.

     Our company was originally formed to engage in the business of manufacturing and selling solar systems for residential homes. In November 1985, an involuntary bankruptcy proceeding was filed against us. The Court dismissed the involuntary petition in August 1986. In late 1986 we ceased operations. On December 5, 1989, we renounced all of our rights to the collateral, virtually all assets, except our patents, under the Uniform Commercial Code and transferred our interest therein to a financial institution, the major creditor of which was in bankruptcy proceedings from May 1986 until early 1992, in satisfaction of the related debt. However, a full release from the debt was not obtained until April 1994. On July 8, 1988, the patents were sold. Other than as stated above we conducted no business activity until the reverse acquisition by New Mexico Software.

     On or about August 3, 1999, we entered into an agreement with New Mexico Software, Inc., a privately-held New Mexico corporation, and the shareholders of this entity. The agreement provided that on the closing date the shareholders of New Mexico Software would exchange all of their shares for 11,880,000 post-reverse split shares of our company, such that New Mexico Software would become a wholly owned subsidiary and the shareholders of New Mexico Software would own approximately 60.7% of the outstanding stock of our company. The closing of the reorganization agreement was held on August 3, 1999.

     Also in connection with a reorganization agreement with New Mexico Software, we reverse split the outstanding shares at the rate of one-for-1.5, canceled 5,725,435 outstanding shares, and issued 2,360,500 shares in a private offering at $0.75 per share. We received gross proceeds of $1,770,375 from this offering. As a result of the closing of the reorganization agreement, old management resigned in favor of directors and officers who were designated by New Mexico Software. The name of the company was changed to NMXS.com, Inc. on August 3, 1999. Giving effect to the reverse split, the cancellation of shares, and the issuance of shares in the reverse acquisition and private offering, we had 19,440,499 shares outstanding immediately after the reverse acquisition.

     Unless otherwise indicated, all references to our outstanding shares give effect to all previous stock splits.

     In conjunction with the closing of the reorganization agreement with New Mexico Software, we declared a distribution of 1,000,000 warrants at the rate of one-for-5.3 to all of the shareholders of record as of the beginning of business on August 3, 1999. The warrants were distributed as of November 14, 2000.

     In January and February 2000, we issued 1,090,000 units in a private offering consisting of one share of common stock and a Series B Warrant to purch ase one share of common stock through January 17, 2005, at $1.00 per share.
We received gross proceeds of $1,090,000 from the offering.

     In April 2000 we entered into a stock purchase agreement with the sole shareholder of Working Knowledge, Inc., a Kansas corporation incorporated on December 3, 1997. Working Knowledge has been engaged in the web site management business since incorporation. The acquisition price of the stock of Working Knowledge was $150,000. The closing was held in April 2000.

     Through our wholly owned subsidiaries, New Mexico Software, Inc. and Working Knowledge, Inc., we provide Internet technology-based digital asset management software that is a business-to-business solution for the efficient organization, storage, rapid retrieval and transmission of digital assets. During the year ended December 31, 2000, two customers accounted for approximately 25% of our sales.

History of New Mexico Software

     With the explosive growth of the Internet, e-commerce, and even the availability of low-cost scanners, businesses have begun a mass migration of visual images to digital formats. These graphic images, along with video and audio clips, are collectively called digital assets. Businesses that rely on them have a significant investment in their creation, maintenance and ability to reproduce these assets for other uses. The growing importance of digital assets has produced a large demand for efficient organization tools and rapid distribution methods. New Mexico Software's software products were designed to address this growing market need.

     New Mexico Software was founded in 1995 by Richard Govatski and incorporated in 1996. With the anticipation that digital asset management would emerge as a crucial factor in the growth of the Internet, he and a small team of engineers began the development of a core system that addressed the most important requirements for a comprehensive digital asset management system.

     Although the Company has been in existence for several years, it was not until very recently that we began as a start-up company in the marketplace. Our first product, Image Assets, became operationally viable during April of 1998. It was not until June of 1999, however, that a sales effort was undertaken and an internal engineering, sales, and administrative staff was put into place. The Company is continuing its efforts to develop a market place for its products and continues to report as a development stage enterprise as of December 31, 2000.

What New Mexico Software Products Provide Customers

     New Mexico Software operates as a single unit within NMXS.com Inc.; its
role is product development and support.   Currently, New Mexico Software has
developed a media asset management product called AssetWare. We market AssetWare in two ways; as a hosted application on the Internet, and highly customized application according to clients' specifications. A hosted application provides a customer access to the AssetWare product over the Internet. Customers log on to our server and use AssetWare to manage, view and distribute their media assets. The hosted application customers' media files are also stored on our server. Customers can choose the number of features needed for the particular business and are billed according to the number of features chosen and the amount of disk space the customer's media
files will occupy.   New Mexico Software has developed a product called
MagZoom that allows magnified views of images on the Internet. MagZoom can be purchased as a hosted application or for local installation on a customers web server.

     In addition to the products we have developed based on our technology, we have cooperative agreements with other vendors to either incorporate their products with our product, or offer their products as an additional feature. For instance, we are a certified Sprint Data Partner. That means that we can resell Sprint high-speed data transmission lines that will provide our customers with fast data communication capabilities.

Our Technology

     We engineer products around a central core of unique Internet technology that makes it possible to rapidly view, distribute and manage media files such as graphic images, animation sequences and film clips. Characteristically, media files are very large, thus making them more time-consuming to view and distribute using conventional Internet technology. For instance, a media file such as an x-ray might be as large as 70mb. Conventional Internet technology moves the entire media file. Using a standard 56.6-kb modem connection, moving such a file would take more than 20 hours to load to a Netscape or Internet Explorer browser window--if the Internet connection could be maintained that long, and if the browser did not crash. Using our technology that same 70mb file can be viewed in approximately 37 seconds over a 56.6-kb modem connection. If it is necessary to move the actual media file, our technology provides a highly expedited method of doing this as well. However, for many e-commerce and other common Internet uses, it is not necessary to move the file, only to view it. In addition, our viewing technology also provides several magnification features. One type of magnification makes it possible to magnify regions of interest in a graphic image by clicking on them with the computer mouse. The viewer can then move the mouse around to magnify different areas of the image. Another type of magnification provides the ability to click on the image to greatly magnify the entire image. By holding down the mouse button and moving the mouse, the viewer can then move the magnified image to fit in the screen. While the ability to magnify images over the Internet is not unique, our product differs from many others in that the viewer does not require any special software to perform these various types of magnification. The magnification capability is generated by our Internet technology on our server--a high speed computer that handles multiple streams of incoming and outgoing data-- rather than being deployed as an application that must reside on the viewer's desktop computer. This means that e-commerce sites using our technology can offer their viewers the ability to examine products in detail without requiring them to download additional software.

     Besides our viewing technology we also provide the ability to manage large numbers of media files in a visual database displaying small, thumbnail representations of the media. This database can be searched by natural language queries.

     Our core technology is characterized by these additional features that also contribute to what we perceive to be marketplace advantages:

     - Ability to use high-resolution graphics files--large files with lots of detail as opposed to the low resolution files with indistinct detail used by conventional Internet technology.

     - Ability to use a single image in multiple resolutions.

     - Media stored using our unique technology has more modest storage requirements than media stored in conventional formats.

     - Our technology works on MacIntosh, PC and UNIX computers. If a business has a network of these different types of computers it will work with combinations of these computers.

     - Ability to print photographic quality images directly from the Internet. That is, images of the same quality that would normally require a color separation and professional printing process.

     - A compression technology that allows images to move rapidly from one computer to another over the Internet.

     - An invisible branding process used to authenticate ownership of images.

     - The ability to create private, password required viewing salons on the Internet for the purposes of inter-business collaboration.

     - Ability to convert existing images in other file formats such as computer aided design files and medical digital imaging and communications in medicine files to the file format used by our technology.

     - Easy to use because it does not require any new software programs, only a familiarity with Netscape or Internet Explorer.

     We currently employ eight programmers and engineers tasked with adding new features to our products and fixing any problems users might encounter. There are risks inherent in software development including unanticipated delays, technical problems that could mean significant deviation from original product specifications, and hardware problems. In addition, once improvements and bug fixes are deployed there is no assurance that they will work as anticipated or that they will be durable in actual use by customers.

     During the years ended December 31, 2000 and 1999, our research and development costs were $ 409,000 and $150,000, respectively.

Working Knowledge

     Working Knowledge, Inc. provides services which are necessary to prepare, enter and maintain the customer's data on our image management system. These include web design, database development, image scanning, asset uploading and database support. In addition, Working Knowledge, Inc. is able to serve the customer by utilizing the stored images to produce compact discs, digital prints and large poster formats. These complementary services allow us to complete our cycle of comprehensive image management.

Marketing

     Our marketing effort, including print, web advertising, cross-linking and participation in key industry events, is being primarily directed to entertainment-associated industries. Other areas in which the management of large graphic image and media files is a significant problem include medical and x-ray imaging, architectural and engineering firms, and various forms of e-commerce.

     Our senior management have appeared as industry experts at significant industry events including Seybold, XPlor International, Photo Marketing Association conferences and others. We had a principal speaking engagement at the first annual Digital Asset Management Conference held in Orlando, FL, in January, 2000.

Our Intellectual Properties

     We have several proprietary aspects to our software which we believe make our products unique and desirable in the marketplace. Consequently, we regard protection of the proprietary elements of our products to be of paramount importance and we attempt to protect them by relying on trademark, service mark, trade dress, copyright and trade secret laws, and restrictions on disclosure and transferring of title. We have entered into confidentiality and non-disclosure agreements with our employees and contractors in order to limit access to, and disclosure of, our proprietary information. There can be no assurance that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies.

     Although we do not believe that we infringe the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us with respect to past, current, or future technologies. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements may not be available on terms acceptable to us or at all. As a result, any such claim could have a material adverse effect upon our business, results of operations, and financial condition.

     While we have commenced the process to protect our trade names, we have not completed the process. Thus, others could attempt to use trade names which we have selected. Such misappropriation of our brand identity could cause significant confusion in the highly competitive Internet technology marketplace and legal defense against such misappropriation could prove costly and time-consuming. As part of the brand identity creation process that defines our products to be unique in the Internet technology marketplace and proprietary in nature, we have begun the process to protect certain product names and slogans as registered trademarks to designate exclusivity and ownership. We have engaged a trademark attorney to complete searches on the uniqueness of some of these brand names and slogans.

     Although trademarked in the U.S., effective trademark, copyright or trade secret protection may not be available in every country in which our products may eventually be distributed. There can also be no assurance that the steps taken by us to protect our rights to use these trademarked names and slogans and any future trademarked names or slogans will be adequate, or that third parties will not infringe or misappropriate our copyrights, trademarks, service marks, and similar proprietary rights.

Government Regulation

     Our company, operations, products, and services are all subject to regulations set forth by various federal, state and local regulatory agencies. We take measures to ensure our compliance with all such regulations as promulgated by these agencies from time to time. The Federal
Communications Commission sets certain standards and regulations regarding communications and related equipment.

     There are currently few laws and regulations directly applicable to the Internet. It is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. The growth of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business online. Tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes.

     Because our services are accessible worldwide, other jurisdictions may claim that we are required to qualify to do business as a foreign corporation in a particular state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject us to taxes and penalties for the failure to qualify and could result in our inability to enforce contracts in such jurisdictions. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, results of operations, and financial condition.

How We Compete

     The media asset management market is one of the newest in the rapidly growing information services industry. Competition at this time is broad with many vendors offering systems that have some comparable features as our
current product.   However, to our knowledge, few have comparable features
for the management and distribution of images and to the best of our knowledge none has the advanced viewing technology that we provide. We believe our viewing technology offers a competitive advantage over companies that offer just media asset management products.

     We have an additional advantage as a certified Sprint Data Partner. This allows us to market ourselves as a total solution provider that can provide the wide bandwidth connectivity that many businesses need for high-speed Internet connections.

     Another competitive strategy we are using is offering our product as a hosted application. We believe that our strategy to provide AssetWare as a hosted application and our custom system design capabilities provide us a diversity of competitive market penetration opportunities.

     We believe that establishing and maintaining brand identity of our products and services is critical to attracting new customers and retaining our customer base of large corporations. The importance of brand recognition will continue to increase as new competitors enter the digital asset management marketplace. Promotion and enhancement of our brands will depend largely on our success in developing leading edge products and this cannot be assured. If businesses do not associate our product names or brands with high quality, or if we introduce new products or services that are not favorably received, we will run the risk of compromising our product line and decreasing the attractiveness of our products to potential new customers. In addition, to attract and maintain customers and to promote our products in response to competitive pressures, we may find it necessary to increase our financial commitment substantially to create and maintain product loyalty among our customers. If we are unable to provide high quality services, or otherwise fail to promote and maintain our products, or if we incur excessive expenses in an attempt to improve our services, or promote and maintain our products, our business, results of operations, and financial condition could be adversely affected.

     We are a development stage enterprise and have a limited operating history on which to evaluate our potential for future success. Other, better financed companies may be developing similar products as ours which could compete with our products. Such competition could materially adversely affect our financial condition. Although we have been established for five years, our initial product was not completed and sold until 1998. There may exist better-capitalized companies on a parallel development path with similar products addressing our target markets. While the Internet technology marketplace is extremely competitive, we have anticipated a first-to-market advantage with our products. However, other highly capitalized companies that have recognized the absence of digital image management products could overwhelm our first-to-market advantage with expensive and expansive media blitzes that create the perception of a dominant market presence and/or superior products. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations, and financial condition will be materially and adversely affected.

     We are continuing to develop our core products using a mix of readily available open source software development tools. Knowledgeable competitors may be able to deduce how we have assembled our code base and be able to develop competing products. The principal advantage in utilizing open source tools is the extremely high degree of portability they ensure. Migrating our products from one operating system or hardware base to another is more easily accomplished by avoiding proprietary development tools. The risk factor inherent in the use of such freely available tools is the fact that a sophisticated competitor might be able to imitate our work and produce similar functionality. Our product has two unique and highly desirable features for e-commerce, medical, and other commercial applications. Our product offers the ability to magnify details in high-resolution graphic images. Our product also allows rapid transmission of a portion of such an image based on user input, significantly enhancing the responsiveness of the system to deliver images over the Internet. The ability to perform these operations is based on a specific graphic image file format. We recognize that these significant features of our product could be a target for imitation. Any such imitation, should it occur, could have material adverse effects on our business, operations, and financial condition.

Employees

     As of April 10, 2001, we had 20 employees, including 8 in systems engineering; 7 in administration; 1 in sales; and 4 in scanning and site development. We offer and share in the cost of health and dental insurance. A stock option plan for employees and others was adopted on August 3, 1999. The competition for qualified personnel in our industry and geographic location is intense, and there can be no assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of
qualified personnel to conduct our business in the future.    We have never
had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good. From time to time, we also utilize services of independent contractors for specific projects or to support our research and development effort.

Business Risks

     This report contains statements that plan for or anticipate the future. Forward-looking statements include statements about the future of operations involving the management of large volumes of media or digital material, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this report forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Although we believe that any forward-looking statements we make in this report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include the following:

     - Rapid changes in technology relating to the Internet;

     - the continued growth and use of the Internet;

     - changes in government regulations

     - changes in our business strategies;

     - market acceptance of our products;

     - hardware failure of a catastrophic proportion;

     - difficulty recruiting and retaining staff of sufficient technical caliber to provide adequate and on-going customer support and product maintenance and development;

     - failure to successfully market our products through the Internet and company representatives; and

     - catastrophic and universal hardware failure.

     In light of the significant uncertainties inherent in the forward-looking statements made in this report, particularly in view of our early stage of development, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

ITEM 2.  DESCRIPTION OF PROPERTY

     We lease a 6,002 square foot facility in Albuquerque, New Mexico, at a cost of approximately $7,752 per month, increasing to approximately $8,502 over the term of the lease. The lease expires approximately July 31, 2004. The facility provides both administration and engineering offices. It is in close proximity to the location of the servers, and the two locations are networked together by fiber optics. The current space provides adequate room for expansion. It also contains an advanced telephone system which will provide the capability needed to provide adequate customer telephone support. Rent expense of $47,000 and improvements of approximately $28,000 were provided through the payment of 75,000 shares of our common stock to the landlord by Richard Govatski, our president, a director, and a principal shareholder.

     We have also leased approximately 1,200 square feet in Santa Monica, California to house the Working Knowledge, Inc. operations. The lease term extends for 36 months beginning June 8, 2000, and provides for monthly rental payments of $3,000, with an annual increase of 3%.

     We also lease a Sun Solaris computer network under a master lease which has an option to purchase the equipment at the end of the individual leases at the then fair market value. Monthly payments are approximately $6,500.

ITEM 3.  LEGAL PROCEEDINGS

     Neither our parent company nor any of its subsidiaries, or any of their properties, is a party to any pending legal proceeding. We are not aware of any contemplated proceeding by a governmental authority. Also, we do not believe that any director, officer, or affiliate, any owner of record or beneficially of more than five percent of the outstanding common stock, or security holder, is a party to any proceeding in which he or she is a party adverse to us or has a material interest adverse to us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of the security holders during the fourth quarter ended December 31, 2000.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Our common stock did not commence trading either on the OTC Electronic Bulletin Board or in the Pink Sheets until approximately August 1999. We were delisted from the Bulletin Board on October 21, 1999, and relisted on November 14, 2000. Our stock is currently quoted on the OTC Bulletin Board under the symbol "NMXS." The table below sets forth for the periods indicated the high and low sales prices as reported on the Internet. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

                              Quarter            High         Low
     FISCAL YEAR ENDED
     DECEMBER 31, 1999        Third             $3.375       $2.187
                              Fourth            $2.25        $1.00

     FISCAL YEAR ENDED
     DECEMBER 31, 2000        First             $4.50        $1.55
                              Second            $2.437       $0.75
                              Third             $1.312       $0.65
                              Fourth            $2.125       $0.51

     FISCAL YEAR ENDING
     DECEMBER 31, 2001        First             $1.50        $0.281

     Our shares are subject to Rule 15g-9 under the Exchange Act. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities designated as "penny stocks" to persons other than established customers and institutional accredited investors. The SEC's regulations define a "penny stock" to be any equity security that has a market price less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Currently our stock is a penny stock. We cannot assure you that our shares will ever qualify for exemption from these restrictions. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our shares and may affect the ability of holders to sell their shares in the secondary market.

     We have entered into a consulting agreement dated January 1, 2001, with Stockbroker Associates Corporation, a California based company, to provide consulting and public relations services for us. These services will include interaction with broker/dealers, shareholders, and members of the general public. The purpose of these services will be to inform the brokerage community, our shareholders, and the general public about our business. The initial term of the agreement will be for three months commencing February 1, 2001. After the initial term, the agreement will continue until terminated by either party upon ten days' prior written notice. The consultant will receive an initial fee of 100,000 shares of Manhattan Scientifics, Inc., one of our principal shareholders. In consideration of furnishing this initial fee, we have agreed to issue 1,500,000 Series C Warrants to Manhattan Scientifics. We have also agreed to issue up to 1,000,000 shares to the consultant as follows:
A monthly fee of 15,000 shares during the term of the agreement, and incentive shares based upon increases in the number of shareholders and the trading volume of the shares, increased market capitalization, and eligibility for listing on NASDAQ. The agreement provides mutual indemnification provisions, including liability under the federal securities laws, based upon actions of, or information furnished by, the other party.

Outstanding Options, Warrants, Convertible Securities

     At March 5, 2001, we had outstanding 1,676,790 options which we had granted pursuant to our stock option plan. In addition, we had outstanding 1,000,000 Series A Warrants and 1,090,000 Series B Warrants. We have also granted registration rights to our securities counsel to register up 20,000 of the outstanding restricted shares.

Shares Subject to Rule 144; Registration Rights

     At April 4, 2001, approximately 15,932,930 shares were "restricted" within the meaning of Rule 144 under the Securities Act. Of these shares, approximately 14,867,363, including shares owned by our principal shareholders, are believed to have satisfied the one-year holding requirement of Rule 144.

Shareholders

     As of April 4, 2001, there were 375 holders of record of our shares as reported to us by our transfer agent.

Dividends

     We did not declare any cash dividends on our common stock during the years ended December 31, 2000 and 1999. We have no plans to pay any dividends to the holders of our common stock.

Sales of Unregistered Securities

     During the year ended December 31, 2000, the following securities were sold by us without registering the securities under the Securities Act:

     In January 2000 we granted options to purchase 307,760 shares pursuant to our stock option plan. The options were granted to 15 persons without registration under the Act by reason of the exemption from registration afforded by the provisions of Rule 701 promulgated by the Securities and Exchange Commission. Each of these persons was an employee. No underwriting discounts or commissions were paid in connection with such issuances.

     In January 2000 we issued 50,000 shares to James Kurzmack in settlement of termination of his employment with us. Such securities were issued without registration under the Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof as a transaction by an issuer not involving any public offering. Mr. Kurzmack delivered appropriate investment representations to us with respect to such transaction and consented to the imposition of restrictive legends upon the certificates evidencing such securities. No underwriting discounts or commissions were paid in connection with such issuance. Mr. Kurzmack was deemed to be a sophisticated investor. He had access to the kind of information normally provided in a prospectus.

     In January and February 2000 we sold 1,090,000 units at $1.00 per unit to 24 accredited investors in a private placement of our shares; there were no non-accredited investors in the offering. The private offering was completed on February 4, 2000. The units consisted of one share of common stock and one Series B Warrant to purchase one share of stock at $1.00, exercisable commencing August 1, 2000, through January 17, 2005. Such securities were issued without registration under the Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506, as transactions by an issuer not involving any public offering. Such investors delivered appropriate investment representations to us with respect to such transaction and consented to the imposition of restrictive legends upon the certificates evidencing such securities. No underwriting discounts or commissions were paid in connection with such issuance. Also, no general solicitation or general advertising was used to market the securities. We determined that each investor was an accredited investor as defined in Rule 501(a) of Regulation D. A Form D was filed on or about February 11, 2000.

     In April 2000 we granted options to purchase 150,000 shares pursuant to our stock option plan. The options were granted to Thomas H. Toevs, our legal counsel, without registration under the Act by reason of the exemption from registration afforded by the provisions of Rule 701 promulgated by the Securities and Exchange Commission. No underwriting discounts or commissions were paid in connection with such issuance. The options were granted for bona fide services to us. The services were not in connection with the offer and sale of securities in a capital raising transaction, and do not directly or indirectly promote or maintain a market for our stock.

     Also in April 2000 we granted options to purchase 250,000 shares pursuant to our stock option plan. The options were granted to William Copeland, an outside consultant, without registration under the Act by reason of the exemption from registration afforded by the provisions of Rule 701 promulgated by the Securities and Exchange Commission. No underwriting discounts or commissions were paid in connection with such issuance. The options were granted for bona fide services to us. The services were not in connection with the offer and sale of securities in a capital raising transaction, and do not directly or indirectly promote or maintain a market for our stock.

     In July 2000 we granted options to purchase 638,495 shares pursuant to our stock option plan. The options were granted to 23 persons without registration under the Act by reason of the exemption from registration afforded by the provisions of Rule 701 promulgated by the Securities and Exchange Commission. Each of these persons was an employee. No underwriting discounts or commissions were paid in connection with such issuances.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Year ended December 31, 2000 compared to year ended December 31, 1999

     During April, 2000, we acquired 100% ownership of Working Knowledge, Inc., a Kansas corporation with its operating office in California, for a total price of $150,000. Working Knowledge, Inc. provides services which are necessary to prepare, enter and maintain the customer's data on our software system. Working Knowledge, Inc. personnel include four employees. Prior to this purchase, certain customers were jointly serviced by our company and Working Knowledge, Inc. and revenue was shared equally.

     Revenues for the year ended December 31, 2000, increased $490,000, or 184%, over the same period in 1999. This increase includes approximately $283,000 of additional revenue provided by the operations of Working Knowledge, Inc. and the addition of the revenue which had been previously shared by New Mexico Software, Inc. and Working Knowledge, Inc. During the year 2000, the beta testing of our software, which had been in effect since our product was developed, was completed and we have begun to market our software as a fully functional system. Revenues are derived from both the licensing of the software and the ongoing maintenance of the system. Licensing revenue is recognized over the term of the license and maintenance is recognized on a monthly basis.

     Operating costs and expenses were $3,076,000 for the year ended December
31, 2000, compared to $1,978,000 for 1999, an increase of 56%.    Operating
costs and expenses for the year 2000 were substantially increased over 1999 because the year 2000 represented the first full year of operation with a complete staff and included the operation of Working Knowledge, Inc., which contributed additional revenue and required additional expenses. The fair value of services which had been provided by the founder of $120,000 was recognized during 1999. Approximately $732,000, representing the value of stock which was distributed to various individuals as compensation for services they provided to the organization, was included in operations for the year ended December 31, 1999. Operating costs and expenses for the year ended December 31, 2000, reflect a complete year with the full-time staff which was hired beginning in July, 1999, additions to the staff since that time, and the expenses necessary to support that increased level of operation. Total salaries included in the results of operations for the year 2000 of $1,203,000 include approximately $302,000 attributed to research and development engineering salaries and $140,000 for the operation of Working Knowledge, Inc. Office and occupancy expenses for 1999, including office rent, utilities, office supplies, office equipment maintenance, copying and fax costs, and telephone expenses, total approximately $78,000. Those same expenses total approximately $260,000 for the year ended December 31, 2000, including approximately $42,000 for Working Knowledge, Inc. The Working Knowledge, Inc. facility is located in Santa Monica, California and rent expense for that facility approximated $31,000. Advertising expenses increased from approximately $57,000 to $100,000; professional fees from approximately $144,000 to $220,000; and travel from approximately $24,000 to $78,000. Research and development expenses increased from $150,000 for 1999 to $409,000 for the year ended December 31, 2000. This reflects the substantial increase in the engineering staff, which was begun in 1999 and continues in the development of new products during 2000.

Liquidity and Capital Resources

At December 31, 2000

     We have no material commitments for capital expenditures as of December 31, 2000. During the year ended December 31, 2000, we had a net cash decrease of $963,000. The year ended December 31, 1999, resulted in a cash increase of $945,000.

     During the year ended December 31, 1999, the net cash decrease from operating activities of $706,000 and equipment purchases of $137,000 were offset by a sale of common stock which provided cash totaling $1,817,000.

     There was a net decrease in cash from operating activities of $1,612,000 for the year ended December 31, 2000. The net loss of $2,271,000, as reduced by non-cash expenses of $817,000 for distribution of stock options for services, depreciation and amortization, and adjusted for a net decrease resulting from changes in assets and liabilities of $158,000, results in the net decrease.

     Investing activities for the years ended December 31, 2000 and 1999 resulted in cash decreases due to property purchases of $316,000 and $137,000, respectively. During 2000 the common stock of Working Knowledge, Inc. was purchased for a total price of $150,000.

     Financing activities during the year ended December 31, 2000, resulted in a cash increase of $1,090,000 from the sale of our common stock. The net proceeds of the sale of stock during August, 1999 were approximately $1,817,000.

     Cash requirements for the twelve months ending December 31, 2001, will be largely dependent on our success in selling our products and services. We estimate that our cash requirements for product development and support, the implementation of our marketing plan, the operation of Working Knowledge, Inc., and the general and administrative expense to support these activities will require approximately $1,700,000. We anticipate that existing cash balances, collection of existing accounts receivable, and revenues billed and collected during the next twelve months, will provide sufficient liquidity to meet our cash requirements through December 31, 2001. Should anticipated revenues not be achieved, we would be required to expend our current cash balances, reduce our expenses, and possibly restrict or eliminate planned potential business opportunities or respond to competitive pressures. Should our cash requirements exceed our current cash reserves and collected revenues, there is no assurance that additional financing would be available to us. Should these situations occur, they could have a material adverse effect on our operations and financial condition.

     We anticipate that our ongoing sales effort, together with operations of Working Knowledge, Inc., will require additional expense for personnel and facilities. However, we believe that revenue generated by this operation will exceed these expenses. We will also continue to invest in the research and development effort required to enhance our current products and develop new products which we believe will allow us to increase sales and market penetration.

     We have experienced losses of $2,271,000 for the year ended December 31, 2000, and $1,687,000 for the year ended December 31, 1999. We have substantially decreased monthly expenses, primarily in the area of personnel expenses, and we do not anticipate a material increase in monthly expenses during the year 2001. We believe that lower expenses, together with an anticipated increase in revenues, will result in a small net income for the year 2001. Our operating results may fluctuate from quarter to quarter for the foreseeable future. We anticipate raising additional capital to fuel the growth and expansion of the company. If such additional financing is required, but unavailable, we may not be able to develop markets for our products before others introduce competing products.

     During January 2001 we entered into a line of credit with Los Alamos National Bank. The line of credit currently provides a maximum of $350,000 at an interest rate of prime plus 1%. As of April 5, 2001, the balance of principal and interest due was approximately $332,000. The line of credit matures on July 24, 2001. We intend to either renew the line of credit at that time or repay the amount due from available cash balances. In connection with this line of credit, we issued 250,000 shares of our common stock to Murray W. Kelly for furnishing a letter of credit in connection with increasing the line of credit from $50,000 to $300,000. We subsequently increased the line of credit to $350,000; interest on the additional $50,000 is 16%.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements required by this item are set forth immediately following the signature page of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No disclosure is reportable under this item.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

General

     The following table sets forth our directors and executive officers, their ages, and all offices and positions held with our company. A director holds office until his successor is elected and qualified. Annual meetings to elect directors are scheduled to be held on the 5th day of April in each year if not a legal holiday, and if a legal holiday, then on the next succeeding day that is not a holiday, at 10:00 am. Officers are chosen by the Board of Directors and hold office until their successors are chosen and qualified. Officers may be removed with or without cause by the affirmative vote of a majority of the whole Board of Directors.

     Name                    Age     Position                   Director Since
     Richard Govatski         56     Chairman, President & CEO      1999
     Marvin Maslow            63     Director                       1999
     Scott L. Bach            38     Director                       1999
     Marc Orchant             43     Vice President Marketing
     Teresa B. Dickey         55     Secretary & Treasurer

     Set forth below is certain biographical information regarding our executive officers and directors:

     RICHARD GOVATSKI has been the chairman, CEO, and president of New Mexico Software, Inc., since 1996.

     MARVIN MASLOW has been the president and chairman of Manhattan Scientifics Inc., one of our principal shareholders, a high technology and commercialization company, since January 1998. Manhattan Scientifics, Inc., a development stage reporting company, is a technology incubator that seeks to acquire, develop and bring to market life-enhancing technologies in various fields of endeavor, with emphasis in the area of consumer and commercial electronics. He has also served as chief executive officer and chairman of the board of Tamarack Storage Devices, Inc., a wholly owned subsidiary of Manhattan Scientifics, Inc. since November, 1996. From June 1990 until September 1996, he was the chief executive officer of Projectavision, Inc., a company he co-founded to develop and market video projection technology.

     SCOTT BACH has been a practicing attorney since 1987. He has been the owner of Bach & Associates, a law firm located in New York since September 1995. He is an officer and director of Manhattan Scientifics Inc., which is one of our principal shareholders, and Tamarack Storage Devices, Inc., a wholly owned subsidiary of Manhattan Scientifics. Manhattan Scientifics is a reporting company.

     MARC ORCHANT has been employed as the vice-president of marketing for New Mexico Software since August 1999. From March 1998 until August 1999 he was employed by AGFA Corporation as a market development manager in the company's digital printing systems group. AGFA Corporation is a worldwide supplier of graphics, photographic and medical imaging technologies and consumables. The company's worldwide headquarters are in Belgium with US headquarters in Ridgefield Park, NJ. From February 1989 until March 1998 he was employed by Aibus Corporation, doing business as Subia, as director of training and as operations manager. Aibus Corporation is an Albuquerque, NM-based digital graphics company. It offers design, production and digital output services to the advertising and marketing industries, corporate clients and individual graphic designers. Output services include film separations for offset printing, large format color posters, digital color printing, and digital photography.

     TERESA B. DICKEY has been the secretary/treasurer of our company since August 1999. From 1988 until 1999 she was employed by Sandia National Laboratory as art director. Sandia National Laboratory is a U.S. Department of Energy national security laboratory.

ITEM 10.  EXECUTIVE COMPENSATION

General

     The following summary compensation table sets forth the aggregate executive compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2000, 1999, and 1998:


                                                        LONG-TERM
                         ANNUAL COMPENSATION            COMPENSATION

                                                                Securities
                                                  Restricted    Under-
Name and                             Other Annual Stock         lying
Principal        Year Salary Bonus  Compensation  Award(s)      Options
Position(s)             ($)   ($)        ($)       ($)           (#)

Richard Govatski,
 CEO              2000 $120,000 -0-     -0-         -0-           -0-
                  1999  $65,000 -0-     -0-         -0-         500,000
                  1998   -0-    -0-     -0-         -0-           -0-

     During the year 2000, $15,000 of the salary of Mr. Govatski was not paid, but has been accrued.

     No options were granted to the named executive officer during the year ended December 31, 2000.

     No options were exercised by the named executive officer during the year ended December 31, 2000. The following table sets forth the year-end in-the-money option numbers and values for the named executive officer:

                        Number of
                        Securities Underlying        Value of Unexercised
                        Unexercised Options          In-The-Money Options
                        At Fiscal Year-end (#)       At Fiscal Year-end ($)
Name                    Exercisable/Unexercisable    Exercisable/Unexercisable

Richard Govatski, CEO      76,000 (exercisable)           $1,520
                          304,000 (unexercisable)         $6,080

     At December 31, 2000, Mr. Govatski held options to purchase 500,000 shares. Of these, 380,000 were exercisable at $0.75 per share and 120,000 were exercisable at $0.825 per share. Twenty percent of the total options held by Mr. Govatski had vested at December 31, 2000. The closing price of the common stock at December 31, 2000, was $0.77 per share, which management believes represents the fair market value of the stock on that date. Thus, only the options exercisable at $0.75 per share were in-the-money options at year-end.

Employment Agreements

     We have a three-year employment contract with Mr. Govatski to act as our president and chief executive officer on a full-time basis. The agreement commenced on January 1, 2000. The annual base salary is $120,000, which amount is subject to review by the Board of Directors each year commencing as of January 1, 2000. During the year ended December 31, 2000, we did not pay $15,000 of Mr. Govatski's salary, which amount had been accrued. No salary has been paid during the year beginning January 1, 2001. He is entitled to a bonus from time-to-time as may be determined solely by the Board of Directors. As part of his benefits he received options to purchase 500,000
shares of our common stock as discussed below.   We have also agreed to
provide him with a long-term disability insurance policy and with group health, hospitalization, major medical insurance, and other similar benefits as we may adopt in the future. The only benefits provided at this time are medical and dental insurance. We have also agreed to maintain a $1,000,000 life insurance policy which permits him to designate the beneficiary. We are in the process of securing these life insurance benefits, but no life insurance benefits are yet in place. We also purchased an automobile for approximately $36,000 and provide him use of the automobile for business purposes. The employment contract also contains standard confidentiality provisions and a one-year non-competition provision after termination. The agreement is terminable for cause by a vote of two-thirds of the directors. It can also be terminated upon three-month's notice if he becomes incapacitated for a period of six months or immediately upon his death.

     We have entered into an arrangement with Marvin Maslow to pay him an annual salary of $60,000 to work part-time as a consultant for us. We have also leased a car for him. This arrangement can be terminated by the Board of Directors at any time. During the year ended December 31, 2000, we did not pay $2,500 of Mr. Maslow's salary, which amount has been accrued. No salary has been paid to Mr. Maslow during the year commencing January 1, 2001.

Compensation of Directors

     Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity. No compensation was paid or accrued for the directors' services during the year ended December 31, 2000.

Stock Option Plan

     As of the closing of the reverse acquisition with New Mexico Software, we adopted a stock option plan, pursuant to which we are authorized to grant options to purchase up to 3,000,000 shares of our common stock to our key employees, officers, directors, consultants, and other agents and advisors. Awards under the plan consist of both incentive and non-qualified options. At March 30, 2001, we had granted options to purchase 2,061,735 shares of common stock, 468,807 of which had been forfeited as a result of employee termination and 1,592,928 of which remained outstanding and unexercised.

     The plan is administered by the Board of Directors which will determine the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the plan.

     Persons who are eligible to participate in the plan include the following:

     - Employees, as to both incentive and non-qualified options;
     - Non-employee members of the Board, as to non-qualified options; and
     - Consultants and other independent advisors, as to non-qualified options.

     In connection with incentive stock options, the exercise price of each option may not be less than 100% of the fair market value of the common stock on the date of grant, or 110% of the fair market value in the case of a grantee holding more than 10% of our outstanding stock. The aggregate fair market value of shares for which incentive stock options are exercisable for the first time by such employee, or 10% shareholder, during any calendar year may not exceed $100,000. Non-qualified stock options granted under the plan may be granted at a price determined by the Board of Directors, not to be less than the fair market value of the common stock on the date of grant.

     No option may be granted to be exercised more than 10 years after the grant date. The terms of options outstanding at the time of a persons cessation of service, death, permanent disability, or misconduct are reduced to the following periods, but not to exceed the original term:

     - Three months after cessation of services, except by reason of death, permanent disability, or misconduct;
     - Twelve months after the optionee's death or permanent disability;
        and
     - Immediately upon termination for misconduct.

     The plan also contains provisions affecting outstanding options in the case of certain corporate transactions or in the event of a change of control. If we should enter into a merger or consolidation, or in the event of a tender or exchange offer, in which securities representing more than 50% of the voting control are transferred to an outside party, or if we should sell, transfer, or dispose of all, or substantially all of our assets, we could accelerate the vesting and termination dates of these options. We could also elect to terminate outstanding purchase rights associated with the options. In the alternative, the options could be assumed and adjusted for the particular corporate transaction.

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information derived from the named person, or from the transfer agent, concerning the ownership of common stock as of April 4, 2001, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of the common stock; (ii) all directors and executive officers; and (iii) directors and executive officers as a group:

                             Amount and Nature
Name and Address             of Beneficial
of Beneficial Owner          Ownership               Percent of Class

Richard Govatski              5,360,500(1)              25.42%
5041 Indian School Rd NE
Albuquerque, NM  87110

Manhattan Scientifics, Inc.   5,311,300(2)              25.31%
Olympic Tower
641 5th Ave.
Suite 36 F
New York, NY 10022

Marvin Maslow                 5,311,300(2)              25.31%
Olympic Tower
641 5th Ave.
Suite 36 F
New York, NY 10022

Michael Lauer                 5,311, 300(2)             25.31%
475 Steamboat Road
Greenwich, CT 06830

Scott L. Bach                    100,000(3)                 *
1 Rockefeller Plaza
New York NY 10020

Marc Orchant                      61,000(4)                 *
5041 Indian School Rd NE
Albuquerque, NM  87110

Teresa B. Dickey                  78,000(5)                 *
5041 Indian School Rd NE
Albuquerque, NM  87110

Executive Officers and
Directors as a Group
(5 Persons)                   10,910,800                51.46%

     *Represents less than 1%.

     (1) This number of shares includes options to purchase 100,000 shares, which options have vested and are currently exercisable. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Govatski.
     (2) These shares are held directly in the name of Manhattan Scientifics, Inc. Mr. Maslow, one of our directors, is an officer and director of Manhattan Scientifics, Inc., and is deemed to share beneficial interest in these shares. Mr. Lauer is a principal beneficial owner of the stock of Manhattan Scientifics and is deemed to share beneficial ownership of these shares.
     (3) This number of shares includes options to purchase 60,000 shares, which options have vested and are currently exercisable. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Bach.
     (4) This number of shares includes options to purchase 31,000 shares, which options have vested and are currently exercisable. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Orchant.
     (5) This number of shares includes options to purchase 28,000 shares, which options have vested and are currently exercisable. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Ms. Dickey.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Richard Govatski, our president, director, and principal shareholder, may be deemed a promoter in relation to the organization of our business. In connection with the acquisition of New Mexico Software, Mr. Govatski exchanged all 1,000 of his shares of New Mexico Software for 5,597,000 shares in the public company.

     During the years ended December 31, 1999 and 2000, we advanced a total of $50,000 to Mr. Govatski. This amount is repayable on or before December 31, 2001, and bears interest at 7% per annum.

     We have a line of credit with Los Alamos National Bank in the maximum principal amount of $350,000, with approximately $332,000 in principal and interest due as of April 5, 2001. Mr. Govatski has personally guaranteed repayment of $100,000 of this line of credit.

     The lease payments for our office based in Albuquerque, New Mexico, of $47,000 and improvements of approximately $28,000 were provided through the payment of 75,000 shares of our common stock to the landlord by Richard Govatski, our president, a director, and a principal shareholder. In March 2001, the Board of Directors agreed to issue 75,000 shares to Mr. Govatski for providing his shares to the landlord.

     In March 2001 the Board of Directors authorized the issuance of 1,500,000 Series C Warrants to Manhattan Scientifics, Inc., one of our principal shareholders. These warrants were issued in consideration of Manhattan Scientifics issuing 100,000 of its common shares to Stockbroker Associates Corporation as required in the agreement dated January 1, 2001, between us and this consultant.

     We have granted options to Mr. Govatski under our option plan to purchase an aggregate of 500,000 shares of common stock. The options were granted in August 1999 and vest at the rate of 20% per year. Of the total options, 380,000 are exercisable at $0.75 per share and 120,000 are exercisable at $0.825 per share.

     We have granted options under our option plan to Teresa Dickey, one of our executive officers, to purchase an aggregate of 115,000 shares. Of the total options, 56,000 were granted in January 2000 and are exercisable at $2.125 per share; 56,000 were granted in July 2000 and are exercisable at $1.25 per share; and 3,000 were granted in January 2001 and are exercisable at $0.77 per share. The options vest at the rate of 50% per year.

     We have granted options under our option plan to Marc Orchant, one of our executive officers, to purchase an aggregate of 128,490 shares. Of the total options, 62,000 were granted in January 2000 and are exercisable at $2.125 per share, 62,000 were granted in July 2000 and are exercisable at $1.25 per share, and 4,490 were granted in January 2001 and are exercisable at $0.77 per share. The options vest at the rate of 50% per year.

     We have granted options under our option plan to Scott Bach, one of our directors, to purchase 60,000 shares at $0.3125 per share. The options were immediately vested upon granting.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following financial statements are included in this report:
                                                                        Page
     Report of Auditor                                                   F-1
     Consolidated Balance Sheet as of December 31, 2000                  F-2
     Consolidated Statements of Operations for two years ended
     December 31, 2000 and 1999                                          F-4
     Statement of Stockholders' Equity for the two years ended
     December 31, 2000                                                   F-5
     Consolidated Statement of Cash Flows for the two years ended
     December 31, 2000 and 1999                                          F-6
     Notes to Financial Statements                                       F-7

     (a)(2) Exhibits. The following exhibits are included as part of this report:

     Exhibit No.     Description of Exhibit                          Location

     2.1          Reorganization agreement dated August 3, 1999          (1)
     2.2          Acquisition Agreement with Working Knowledge           (2)
     3.1          Articles of Incorporation, as amended                  (1)
     3.2          By-Laws of the Company currently in effect             (1)
     4.1          Form of Common Stock Certificate                       (1)
     4.2          Form of Series A Warrant Certificate                   (1)
     4.3          Form of Warrant Agency Agreement for Series A Warrants (1)
     4.4          Form of Series B Warrant Certificate                   (1)
     4.5          Form of Series C Warrant Certificate               Attached
     5.1          Opinion re Legality                                    (1)
     10.1         Sun Microsystems Lease                                 (1)
     10.2         Building Lease                                         (1)
     10.3         Form of Employee Confidentiality Agreement             (1)
     10.4         Stock Option Plan                                      (1)
     10.5         Employment Agreement of Mr. Govatski                   (2)
     10.6         Consulting Agreement dated January 1, 2001 with
                   Stockbroker Associates Corporation                Attached
     21.1         List of Subsidiaries                                   (1)
     27.1         Financial Statement Schedule                       Attached

     (1) Filed with the Securities and Exchange Commission on February 11, 2000, as an exhibit with our original filing of a registration statement on Form SB-2 (SEC File No. 333-30176).
     (2) Filed with the Securities and Exchange Commission on July 31, 2000, as an exhibit with our second amended filing of a registration statement on Form SB-2 (SEC File No. 333-30176).

     (b) Reports on Form 8-K: No current reports on Form 8-K were filed during the fourth quarter ended December 31, 2000.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NMXS.COM, Inc.

Date: April 9, 2001        By: /s/ Richard Govatski
                                   Richard Govatski, President and Chief
                                   Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacitates and on the dates indicated.

Date: April 9, 2001            /s/ Richard Govatski
                                   Richard Govatski, Director

Date: April 9, 2001            /s/ Marvin Maslow
                                   Marvin Maslow, Director

Date:                              Scott L. Bach, Director

Date: April 9, 2001            /s/ Teresa Dickey
                                   Teresa Dickey, Principal Financial Officer

Date: April 9, 2001            /s/ Robert A. Armstrong
                                   Robert A. Armstrong, Controller

NMXS. COM, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000


     INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
NMXS.com, Inc.


We have audited the accompanying consolidated balance sheet of NMXS.com, Inc. and subsidiaries (a development stage enterprise) as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity
(capital deficiency) and cash flows for each of the two years in the period ended December 31, 2000 and for the period from April 2, 1996 (date of inception) to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of NMXS.com, Inc. and subsidiaries as of December 31, 2000 and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2000 and from April 2, 1996 (date of inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the company has suffered recurring losses from operations, and negative cash flows from operations that raise substantial doubt about it's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Richard A. Eisner & Company, LLP

    Florham Park, New Jersey
    February 23, 2001

NMXS.com, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Balance Sheet
December 31, 2000

ASSETS
Current assets:
Cash and cash equivalents                                          $     14,000
Restricted cash                                                          40,000
Accounts receivable, less allowance for doubtful accounts
 of $40,000                                                             223,000
Estimated earnings in excess of billings on uncompleted contracts       183,000
Prepaid expenses and other assets                                        62,000
Officer advances                                                         50,000
                                                                       --------
Total current assets                                                    572,000

Furniture, equipment and improvements - net                             411,000
Security deposits                                                        13,000
Goodwill                                                                127,000
                                                                       --------
                                                                   $  1,123,000
                                                                       ========
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses                              $    173,000
Estimated billings in excess of earnings on uncompleted
 contracts                                                              124,000
Note payable                                                             37,000
                                                                       --------
Total current liabilities                                               334,000
                                                                       --------
Commitments

STOCKHOLDERS' EQUITY
Capital stock $.001 par value:
Preferred stock, authorized 500,000 shares; issued and
 outstanding -                                                            none
Common stock, authorized 50,000,000 shares; 20,733,836 shares issued
 and outstanding, 75,000 shares issuable                                 20,000
Additional paid-in capital                                            6,071,000
Deficit accumulated during the development stage                     (5,302,000)
                                                                       --------
Total stockholders' equity                                              789,000
                                                                       --------
                                                                $     1,123,000
                                                                       ========

NMXS.com, INC. AND SUBSIDIARIES
(a development stage enterprise)
Consolidated Statements of Operations

                                                                   Period From
                                                                  April 2, 1996
                                                                   (Inception)
                                                 Year Ended          Through
                                                December 31,       December 31,
                                              2000       1999          2000


Revenues                                  $ 756,000   $  266,000    $ 1,295,000
                                           --------    ---------      ---------
Operating costs and expenses:
Cost of services                            254,000      177,000        559,000
General and administrative                2,413,000    1,651,000      4,218,000
Research and development                    409,000      150,000        741,000
                                           --------    ---------      ---------
Total operating costs
and expenses                              3,076,000    1,978,000      5,518,000
                                           --------    ---------      ---------
Other income (expense):
Interest income                              52,000       26,000         78,000
Interest expense                             (3,000)      (1,000)        (4,000)
                                           --------    ---------      ---------
                                             49,000       25,000         74,000
                                           --------    ---------      ---------
Net loss/comprehensive loss        $     (2,271,000) $(1,687,000)   $(4,149,000)
                                           ========    =========      =========
Basic and diluted loss per share:
Weighted average number of
 common shares outstanding               20,621,000   11,878,000
                                           ========    =========
Basic and diluted loss per share     $         (.11) $      (.14)
                                           ========    =========

NMXS.com, INC. AND SUBSIDIARIES
(a development stage enterprise)
Consolidated Statements of Stockholders' Equity (Capital Deficiency)

                                                              Deficit
                                                            Accumulated
                               Common Stock     Additional  During the
                              $.001 Par Value     Paid-in   Development
                             Shares     Amount     Capital     Stage     Total

Initial issuance of shares
 to founder for $1,000       118,800   $     0  $     1,000             $ 1,000
                            --------    -------    --------             -------
Balance, December 31, 1996   118,800         0        1,000               1,000
Fair value of services
 provided by founder                                 75,000              75,000
Net loss/comprehensive loss                                 $ (77,000)  (77,000)
                            --------    -------    --------  --------   -------
Balance, December 31, 1997   118,800         0       76,000   (77,000)   (1,000)

Fair value of services
 provided by founder                                 90,000              90,000
Net loss/comprehensive loss                                  (114,000) (114,000)
                            --------    -------    --------  --------   -------
Balance, December 31, 1998   118,800         0      166,000  (191,000)  (25,000)

Issuance of shares - June  5,416,300     5,000       95,000             100,000
Special distribution of
 shares to founder - June  5,618,900     6,000       (6,000)
Issuance of shares at
 $.75 per share
 for consulting
 services - July             726,000     1,000      544,000             545,000
Shares deemed issued in
 connection with reverse
 acquisition - August      5,333,336     5,000       (5,000)
Issuance of shares at
 $.75 per share,
 net of issuance
 costs - August            2,360,500     2,000    1,715,000           1,717,000
Issuance of stock
 options at fair value
 for consulting services
 - August                                           267,000             267,000
Estimated value of
 services provided by
 founder                                            120,000             120,000
Shares issued for legal
 services provided
 to the Company -
 December                     20,000                 40,000              40,000
Shares issuable at $2.94
 per share for
 consulting services                                147,000             147,000
Net loss/comprehensive
 loss                                                     (1,687,000)(1,687,000)
                            --------    -------    --------  --------   --------
Balance,
December 31, 1999         19,593,836    19,000   3,083,000 (1,878,000) 1,224,000

Issuance of shares at
 $2.94 per share for
 consulting services
 - January                    50,000
Issuance of shares at
 $1.00 per share
 net of issuance costs
 - January                 1,090,000     1,000    1,089,000            1,090,000
Issuance of stock options
 at fair value
 for legal services                                  38,000               38,000
Issuance of stock options
 at fair value
 for consulting services
 - June                                              81,000               81,000
Issuance of stock options
 at fair value
 for consulting services                            518,000              518,000
Shares issuable at $1.45
 for rent and
 leasehold improvements                             109,000              109,000
Warrant dividend                                  1,153,000 (1,153,000)
Net loss/comprehensive
 loss                                                     (2,271,000)(2,271,000)
                            --------    -------    --------  --------   --------
Balance,
 December 31, 2000        20,733,836  $20,000  $ 6,071,000 $(5,302,000) $789,000
                            ========    =======  ==========  ========   ========

NMXS.com, INC. AND SUBSIDIARIES
(a development stage enterprise)
Consolidated Statements of Cash Flows

                                                                   Period From
                                                                  April 2, 1996
                                                                   (Inception)
                                                                     Through
                                       Year Ended December 31,     December 31,
                                         2000          1999           2000

Cash flows from operating activities:
Net loss/comprehensive loss           $ (2,271,000)  $ (1,687,000) $ (4,149,000)
Adjustments to reconcile net
 loss/comprehensive loss to net cash
 used in operating activities:
Common stock issuable for rent              47,000                       47,000
Common stock issued for services                          732,000       732,000
Stock options issued for services          637,000        267,000       904,000
Fair value of services provided
 by founder                                               120,000       285,000
Depreciation                                70,000         20,000        95,000
Provision for bad debt                      40,000                       40,000
Amortization of goodwill                    23,000                       23,000
Changes in:
Notes receivable                            20,000        (20,000)
Accounts receivable                       (186,000)       (53,000)     (263,000)
Estimated earnings in excess of
 billings on uncompleted contracts        (183,000)                    (183,000)
Inventory                                    7,000         (7,000)
Prepaid expenses and other assets          (25,000)        (4,000)      (29,000)
Officer advances                            (5,000)       (29,000)      (50,000)
Accounts payable and accrued expenses      100,000        (17,000)      138,000
Billings in excess of estimated earnings
 on uncompleted contracts                  114,000        (28,000)      124,000
                                         ---------        -------     ---------
Net cash used in operating activities   (1,612,000)      (706,000)   (2,286,000)
                                         ---------        -------     ---------
Cash flows from investing activities:
Acquisition of fixed assets               (316,000)      (137,000)     (477,000)
Acquisition of subsidiary                 (115,000)                    (115,000)
Security deposits                           (7,000)        (6,000)      (13,000)
                                         ---------        -------     ---------
Net cash used in investing activities     (438,000)      (143,000)     (605,000)
                                         ---------        -------     ---------
Cash flows from financing activities:
Loan from (repayment to) stockholder                      (23,000)
Proceeds from note payable                                 37,000        37,000
Net proceeds from issuance of common
 stock                                   1,090,000      1,817,000     2,908,000
Restricted cash                             (3,000)       (37,000)      (40,000)
                                         ---------        -------     ---------
Net cash provided by financing
 activities                              1,087,000      1,794,000     2,905,000
                                         ---------        -------     ---------
Net increase (decrease) in cash
 and cash equivalents                     (963,000)       945,000        14,000
Cash and cash equivalents, beginning
 of period                                 977,000         32,000
                                         ---------        -------     ---------
Cash and cash equivalents, end
 of period                            $     14,000     $  977,000   $    14,000
                                         =========        =======     =========
Supplemental disclosure of cash
 flow information:
Interest paid                         $      3,000                  $     3,000

Supplemental disclosures of
 noncash investing and
 financing activities:
Common shares issuable for leasehold
 improvements and prepaid rent        $     62,000                  $    62,000

NMXS.com, INC. AND SUBSIDIARIES
(a development stage enterprise)
Notes to Consolidated Financial Statements
December 31, 2000


NOTE A - ORGANIZATION AND OPERATIONS

NMXS.com, Inc. (formerly Conserve, Inc.) ("Conserve") and its wholly-owned subsidiaries (collectively "the Company"), operates with two business segments that develop and market proprietary internet technology-based software for the management of digital high-resolution graphic images, video clips and audio recordings. The Company believes that its software has major applications for the media, advertising, publishing, medical, entertainment, e-commerce and university markets.

In August 1999, NMXS.com, Inc., then a non-operating public corporation with nominal net assets (a development stage enterprise) acquired all of the outstanding common stock of New Mexico Software, Inc. (a development stage enterprise) ("NMS") in a transaction that gave the stockholders of NMS actual control of the combined company. For accounting purposes, the acquisition was treated as a capital stock transaction rather than a business combination. This transaction was recorded as a recapitalization of NMS with NMS as the acquiror ("Reverse Acquisition") and no goodwill or other intangible was recognized. The historical financial statements prior to the date of the reverse acquisition are those of NMS with the accounting acquiror's capital deficiency prior to the acquisition having been retroactively restated (i.e. recapitalized) for the equivalent number of shares received in the transaction and the difference between the par value of Conserve's and NMS's stock recorded as an offset to additional paid-in capital. The historical deficit accumulated during the development stage of NMS was carried forward after the reverse acquisition. Loss per share reflects the restatement for the number of equivalent shares received by NMS's stockholders.

NMS, a New Mexico corporation, was formed in April 1996. NMS was formed to develop and market proprietary internet technology-based software as currently conducted by the Company.

On August 3, 1999, Conserve issued to the stockholders of NMS 11,880,000 shares of Conserve's common stock in exchange for all of the shares of NMS with NMS becoming a wholly-owned subsidiary of Conserve. In connection with this transaction, Conserve changed its name to NMXS.com, Inc.

During April 2000, the Company purchased 100% of the capital stock of Working Knowledge Inc., a Kansas corporation with its office in California, for a total price of $152,000. The business combination has been accounted for using the purchase method. Tangible assets purchased were of nominal value. Working Knowledge, Inc. provides services which are necessary to prepare, enter, and maintain the customer's data on the Company's image management system. Prior to its purchase, the Company serviced certain customers jointly with Working Knowledge, Inc. and shared the revenue resulting from this service equally. The Company recorded goodwill of $150,000 in connection with the acquisition. The accompanying financial statements include the results of operations of working knowledge, Inc. commencing April 1, 2000 (date of acquisition).

The Company has commenced principal business operations and conducts its operations primarily in the United States.

There is no assurance that the Company's research and development and marketing efforts will be successful, or that the Company will achieve significant sales of any such products. The Company has incurred net losses and negative cash flows from operations since its inception. In addition, the Company operates in an environment of rapid change in technology and is dependent upon the services of its employees and its consultants. If the Company is unable to successfully bring its technologies to commercialization, it is unlikely that the Company could continue its business.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The Company will continue to require the infusion of capital until operations become profitable. During 2001, the Company anticipates raising additional capital, increasing revenues and continuing to monitor their expenses primarily in the area of personnel.

NMXS.com, INC. AND SUBSIDIARIES
(a development stage enterprise)
Notes to Consolidated Financial Statements
December 31, 2000

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]     Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

[2]     Revenue recognition:

Revenues recognized to date relate solely to pilot programs.
Maintenance contract revenue is recognized on a straight-line basis over the life of the respective contract. Revenue from custom software development, which is generally billed separately from the Company's proprietary software, is recognized based on its percentage of completion. Revenues recognized under percentage of completion contracts are generally based upon specific milestones achieved as specified in customer contracts. The Company also derives revenue from the sale of third party hardware and software. Consulting revenue is recognized when the services are rendered.
License revenue is recognized ratably over the term of the license.

Due to uncertainties inherent in the estimation process it is at least reasonably possible that completion costs for pilot programs in progress will be further revised in the near-term.

The cost of services, consisting of staff payroll, outside services, equipment rental, communication costs and supplies, is expensed as incurred.

[3]     Cash and cash equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents at one financial institution.

[4]     Furniture, equipment and improvements:

Furniture, equipment and improvements are recorded at cost. The cost of maintenance and repairs is charged against results of operations as incurred. Depreciation is charged against results of operations using the straight-line method over the estimated economic useful life. Leasehold improvements are amortized on a straight-line basis over the life of the related lease.

[5]     Income taxes:

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the differences between the tax basis of assets and liabilities and their respective financial reporting amount ("temporary differences") at enacted tax rates in effect for the years in which the differences are expected to reverse.

Prior to the acquisition of NMS by NMXS.com, Inc., NMS was an S corporation as defined in the Internal Revenue Code. Upon the consummation of this transaction, NMS Subchapter S status was terminated. The accumulated losses through the date of acquisition which amounted to $32,000 was reported on the individual income tax return of the former stockholder of NMS and therefore is not available to the Company.

NMXS.com, INC. AND SUBSIDIARIES
(a development stage enterprise)
Notes to Consolidated Financial Statements
December 31, 2000

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[6]     Per share data:

The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock adjusted for the retroactive treatment of common shares issued to the founder (historical number of shares represents the shares issued by Conserve to NMS' stockholders in connection with the reverse merger) immediately prior to the reverse acquisition. Weighted average number of shares in 2000 and 1999 also includes 75,000 and 50,000 shares issuable as of December 31, 2000 and 1999, respectively. The 50,000 shares were issued in January 2000 and the 75,000 shares will be issued in April 2001. All potentially dilutive securities have been excluded from the computations since they would be antidilutive, however, these dilutive securities could potentially dilute basic earnings per share in the future.

[7]     Research and development expenses:

Costs of research and development activities are expensed as incurred.

[8]     Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $100,000, $57,000 and $157,000 for the years ended December
 31, 2000 and 1999 and the cumulative period April 2, 1996 (inception) through December 31, 2000, respectively.

[9]     Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

[10]     Stock-based compensation:

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") allows companies to either expense the estimated fair value of stock options and warrants, or to continue following the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income had the fair value of the options and warrants been expensed. The Company has elected to apply APB 25 in accounting for its stock based incentive plans. Equity instruments issued to non-employees are measured based on their fair values.


[11]     Software development:

The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs. Technological feasibility is generally achieved upon satisfactory beta test results. Upon achieving technological feasibility, programming costs are capitalized and amortized over the economic useful live which is estimated to be two years. There were no capitalized software development costs as of December 31, 2000.

Notes to Consolidated Financial Statements
December 31, 2000

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[12]     Rental expense:

The Company has recognized the total minimum rental payments due under the lease on a straight-line basis over the lease term. As of December 31, 2000, the Company has a prepaid rent asset of $11,000.

[13]     Goodwill:

Goodwill resulting from the acquisition of Working Knowledge, Inc., accounted for as a purchase, is being amortized on a straight-line basis over 5 years. The carrying value of goodwill is analyzed when events and circumstances warrant such a review. Such analysis is based upon the expected future cash flows of Working Knowledge, Inc. Amortization of $23,000 has been included in general and administrative expenses for the year ended December 31, 2000.


NOTE C - RESTRICTED CASH

The Company renewed a certificate of deposit in the amount of $39,000 to collateralize a note payable. Interest is compounded on a quarterly basis at an annual percentage yield of 8.0%.


NOTE D - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of December 31, 2000 consists of the following:


Computers                              $     246,000
Furniture, fixtures and equipment            176,000
Leasehold improvements                        84,000
                                            --------
                                             506,000

Accumulated depreciation                     (95,000)
                                            --------
                                       $     411,000
                                            ========

NOTE E - NOTE PAYABLE

The Company has a $37,000 promissory note expiring on August 31, 2001. The principal balance and all accrued, unpaid interest is due on this date. Interest is payable on a quarterly basis at a rate of 8.0% per annum.


NOTE F - CAPITAL TRANSACTIONS

Common stock:

The following common stock transactions include the effects of restating stockholders' equity for the shares received in the recapitalization as a result of the reverse acquisition. The exchange rate of such shares was 118.8 Conserve common shares for each NMS common share. Accordingly, there were 11,880,000 common shares outstanding immediately prior to consummating the reverse acquisition.

Effective April 2, 1996, the Company issued 118,800 shares of common stock to the founder for a capital contribution.

NMXS.com, INC. AND SUBSIDIARIES
(a development stage enterprise)
Notes to Consolidated Financial Statements
December 31, 2000

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

During 1999, the Company effected the following stock transactions:

In June 1999, in contemplation of the anticipated reverse acquisition, the Company adjusted its capitalization in order to facilitate the exchange of shares required as part of the acquisition transaction. Prior to this adjustment, the founding stockholder owned 100% (1,000 pre-exchange common shares) (118,800 shares giving effect to the exchange) of NMS. In connection with this adjustment, the Company distributed 47,297 pre-exchange common shares (5,618,900 shares giving effect to the exchange) to the founding stockholder. As a result of this distribution, the founding stockholder's overall ownership percentage did not change. This event resulted in no charge and has been recorded in a manner similar to a recapitalization.

In June 1999, issued 5,416,300 shares of common stock for $100,000 in accordance with a stock purchase agreement.

In July 1999, issued 726,000 shares of common stock with a fair market value of $.75 per share for consulting services.

In August 1999, in accounting for the reverse acquisition transaction, the Company was deemed to have issued 5,333,336 million common shares for the net monetary assets of Conserve which was nominal. These shares represented the common shares outstanding immediately prior to the reverse acquisition.

In August 1999, issued 2,360,500 shares of its common stock at $.75 per share in a private placement offering, net of issuance costs of $53,000.

In August 1999, the Company agreed to issue 50,000 common shares to a former officer of the Company. The fair value of such shares amounting to $147,000 has been recorded in the statement of operations for the year ended December 31, 1999.

On December 28, 1999, the Company issued 20,000 shares of common stock to one individual valued at $40,000 in exchange for services.

During 2000, the Company effected the following stock transactions:

In January 2000, the Company issued 50,000 shares of its common stock to a former officer of the Company for services rendered prior to August, 1999. The fair value of such shares amounting to $147,000 was recorded in the statement of operations for the year ended December 31, 1999.

In January and February, 2000, in connection with a private placement offering, the Company issued 1,090,000 units at $1.00 per unit consisting of one share common stock and one Series B warrant to purchase one share of common stock at $1.00 per share exercisable for a period of up to five years from date of issuance.

In May 2000, the Chief Executive Officer, who is a principal stockholder of the Company, transferred 75,000 shares to a lessor of the Company for future rent obligations and certain leasehold improvements. As a result of this transaction, the Company recognized a credit to additional paid-in capital of $109,000, representing the fair value of the stock exchanged. The Company has agreed to reimburse the officer.

NMXS.com, INC. AND SUBSIDIARIES
(a development stage enterprise)
Notes to Consolidated Financial Statements
December 31, 2000

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

Warrants:

In conjunction with the closing of the reverse merger, the Company declared a distribution of 1,000,000 warrants at the rate of one warrant for each 5.3 common shares held by the stockholders of record as of the beginning of business on August 3, 1999. The warrants have an exercise price of $1.25 per share and a three year contractual life from date of issuance. The warrants are redeemable by the Company for $.01 per warrant subject to 30 days written notice at any time the closing bid price of the stock equals or exceeds 300% of the exercise price of the warrant for ten consecutive trading days. The warrants became issuable on November 14, 2000, the date the Company's Form SB-2 filing was declared effective. As a result, the Company recorded a warrant dividend valued at $1,153,000, the fair value of the warrants on the effective date. The fair value was estimated using the Black-Scholes pricing model. The following assumptions were used in computing the fair value of the warrant dividend: risk free interest rate of 5.7%, zero dividend yield, volatility of the Company's common stock 218% and an expected life of three years. The warrants were issued on January 25, 2001.

Stock options:

On August 3, 1999, the Company adopted its 1999 Stock Option Plan (the "Plan"). Under the Plan, incentive and non-qualified stock options may be granted to key employees and consultants at the discretion of the Board of Directors. Any incentive option granted under the Plan will have an exercise price of not less than 100% of the fair market value of the shares on the date on which such option is granted. With respect to an incentive option granted to a Participant who owns more than 10% of the total combined voting stock of the Company or of any parent or subsidiary of the Company, the exercise price for such option must be at least 110% of the fair market value of the shares subject to the option on the date on which the option is granted. A non-qualified option granted under the Plan (i.e., an option to purchase the common stock that does not meet the Internal Revenue Code's requirements for incentive options) must have an exercise price of not less than 100% of the fair market value of the stock on the date of grant. The plan also contains provisions affecting outstanding options in the case of certain corporate transactions or in the event of a change of control. The Company could accelerate the vesting and termination dates of the options. A maximum of 3,000,000 options can be awarded under the Plan. The terms of grant permit a non-cash exercise.

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation prescribed therein are shown below.
Exercise prices and weighted-average contractual lives of stock options outstanding as of December 31, 2000 are as follows:

                   Options Outstanding         Options Exercisable
                         Weighted
                         Average      Weighted    Weighted
                         Remaining    Average     Average
Exercise     Number     Contractual   Exercise     Number     Exercise
Price     Outstanding      Life       Price     Exercisable     Price

$.75        452,000        3.6       $  .75       90,000     $     .75
 .825        120,000        3.6         .825       24,000          .825
1.25        324,000        9.5         1.25            0          1.25
1.625       400,000        9.3         1.625      73,000         1.625
2.125       297,000        9.0         2.125     149,000         2.125

NMXS.com, INC. AND SUBSIDIARIES
(a development stage enterprise)
Notes to Consolidated Financial Statements
December 31, 2000

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

     Summary of Options Granted and Outstanding:

                                                Year Ended December 31,
                                               2000                 1999

                                                Weighted          Weighted
                                                Average           Average
                                                Exercise          Exercise
                                     Shares     Price     Shares  Price
Options:
 Outstanding at beginning of year    572,000     $ .77
 Granted                           1,346,000      1.56   647,000     $.76
 Cancelled                          (325,000)     1.28   (75,000)     .75
                                   ---------    ------   -------     ----
 Outstanding at end of year        1,593,000     $1.33   572,000     $.77
                                   =========    ======   =======     ====

During the year ended December 31, 1999, the Company issued 647,000 options of which 75,000 options were cancelled in 1999. The most recent quoted market price of the Company's common shares was $3 per share at the date of grant. The total fair value of such options approximated $1,391,000. There were no options outstanding prior to August 3, 1999. Through December 31, 2000, 114,000 of the 572,000 options have vested. The charge for the 67,000 options that vested during 2000 and the 47,000 options that vested during 1999 approximated $518,000 and $267,000, respectively, and are reflected in the statements of operations for the years ended December 31, 2000 and 1999 in general and administrative expenses.

The fair value of each option granted prior to 2000 has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of the options granted during 1999 was $2.42. The following weighted average assumptions were used in computing the fair value of option grants for 1999. Weighted average risk-free interest rate of 5.50%; zero dividend yield, volatility of the Company's common stock of 40% and an expected life of the options of five years. The options vest ratably over a five year period.

During the year ended December 31, 2000, the Company granted the following stock options:

In January 2000, the Company granted 308,000 stock options to employees with an exercise price of $2.12, equal to the fair value of the common stock, with a contractual life of ten years and a two year vesting period, 50% at the end of each one year period from the date of grant, 11,000 of such options were cancelled in January 2000. The fair value of the noncancelled options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $2.12. The following assumptions were used in computing the fair value of these option grants. Weighted average risk-free interest rate of 6.66%; zero dividend yield, volatility of the Company's common stock of 218% and an expected life of the options of ten years.

NMXS.com, INC. AND SUBSIDIARIES
(a development stage enterprise)
Notes to Consolidated Financial Statements
December 31, 2000

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

During April 2000, the Company entered into an agreement with a third party to provide legal services to the Company in exchange for an initial grant of 150,000 options at an exercise price of $1.625, equal to the fair value of the common stock. In accordance with the agreement, legal counsel earns as a retainer fee an automatic vesting of 1,000 options each month services are rendered and earns additional vesting of stock options for services rendered based on a calculation defined in the agreement. The fair value of each of these options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $1.62. The following assumptions were used in computing the fair value of these option grants. Weighted average risk-free interest rate of 5.99%; zero dividend yield, volatility of the Company's common stock of 218% and an expected life of the options of ten years. As of December 31, 2000 options valued at approximately $38,000 were earned and are reflected in general and administrative expenses.

During April 2000, the Company entered into an independent account representative agreement with a third party to provide outside sales services to the Company in exchange for a grant of 250,000 options at an exercise price of $1.625, equal to the fair value of the common stock. In accordance with the agreement, 50,000 options vested as of the effective date of the agreement and additional stock options vest based on services rendered as defined in the agreement. The fair value of each of these options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $1.62. The following assumptions were used in computing the fair value of these option grants. Weighted average risk-free interest rate of 5.99%; zero dividend yield, volatility of the Company's common stock of 218% and an expected life of the options of ten years. As of December 31, 2000, options valued at approximately $81,000 were earned and are reflected in general and administrative expenses.

In July 2000, the Company granted 638,000 stock options to employees with an exercise price of $1.25, equal to the fair value of the common stock, with a contractual life of ten years and a two year vesting period, 50% at the end of each one year period from the date of grant, 314,000 of such options were cancelled in July 2000. The fair value of the noncancelled options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $1.25. The following assumptions were used in computing the fair value of these option grants. Weighted average risk-free interest rate of 6.05%; zero dividend yield, volatility of the Company's common stock of 218% and an expected life of the options of ten years.

The following table summarizes the pro forma operating results of the Company for December 31, 2000 had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

               Pro forma net loss available to common stockholders  $(2,602,000)

               Pro forma basic and diluted loss per share                $(.13)

As of December 31, 2000, the Company has reserved 5,090,000 shares of its common stock for issuance upon exercise of stock options and warrants.

NMXS.com, INC. AND SUBSIDIARIES
(a development stage enterprise)
Notes to Consolidated Financial Statements
December 31, 2000

NOTE G - INCOME TAXES

The significant components of the Company's deferred tax asset as of December 31, 2000 are as follows:

Deferred income tax asset:
Net operating losses carryforwards     $     1,114,000
Deferred compensation                          298,000
Other                                           17,000
                                             1,429,000
Valuation allowance                         (1,429,000)

Net deferred tax asset                 $     0

The significant components of the provision for income taxes for the years ended December 31, 2000 and 1999 are as follows:
                                             2000           1999

Deferred:
Federal                           $     (704,000)     $     (499,000)
State                                   (132,000)            (94,000)
Change in valuation allowance            836,000             593,000

Total deferred income taxes       $     0             $     0


As of December 31, 2000, the Company has net operating loss carryforwards of approximately $2,934,000 for federal income tax purposes, which expire through 2020. In the event of potential future ownership changes (Note A), Internal Revenue Code Section 382 limits the amount of such net operating loss carryforward available to offset future taxable income.

The difference between the statutory federal income tax rate on the Company's pre-tax loss and the Company's effective income tax rate is summarized as follows:

                                                2000       1999

Statutory federal income tax rate              34.0%       34.0%
Increase in valuation allowance               (31.0)      (32.1)
Other                                          (3.0)       (1.9)

Effective income tax rate                         0%          0%

NMXS.com, INC. AND SUBSIDIARIES
(a development stage enterprise)
Notes to Consolidated Financial Statements
December 31, 2000

NOTE H - RELATED PARTY TRANSACTIONS

Officer advances:

Represents advances to the Chief Executive Officer who is a principal stockholder of the Company which bears interest at 7% per annum. The amount is to be repaid by December 31, 2001

Officer compensation:

During 1999, the Company recorded the fair value of services provided by the Company's chief executive officer in the amount of $120,000 in the statement of operations with a corresponding increase to additional paid-in capital.

Management Services:

An officer and stockholder of a significant stockholder was hired in September 1999 and provides management and consulting services to the Company at an annual rate of $60,000. The amount charged to operations for the years ended December 31, 2000 and 1999 amounted to $60,000 and $20,000, respectively.

Rent:

In May 2000, the Chief Executive Officer, who is a principal stockholder of the Company, transferred 75,000 shares to a lessor of the Company for future rent obligations and certain leasehold improvements. As a result of this transaction, the Company recognized a credit to additional paid-in capital of $109,000, representing the fair value of the stock exchanged. The Company has agreed to reimburse the officer.


NOTE I - COMMITMENTS

Leases:

The Company leases office space, equipment and an automobile under operating leases. Future minimum lease payments as of December 31, 2000 are as follows:

Year Ending
December 31,

2001         $     164,000
2002               164,000
2003               138,000
2004                74,000

Rent expense for the years ended December 31, 2000 and 1999 amounted to $165,000 and $33,000, respectively.

Employment agreement:

On December 10, 1999, the Company entered into an employment and noncompetition agreement with a stockholder to act in the capacity of President and Chief Executive Officer. The term of the employment agreement is for three years and the noncompetition agreement is for one year with both agreements commencing on January 1, 2000. The agreement allows for a one year renewal option unless terminated by either party. Base salary is $120,000 per annum with available additional cash compensation as defined in the agreement.

NMXS.com, INC. AND SUBSIDIARIES
(a development stage enterprise)
Notes to Consolidated Financial Statements
December 31, 2000

NOTE J - MAJOR CUSTOMERS

During the year ended December 31, 2000, two customers accounted for 13% and 12% of the Company's revenue. During the year ended December 31, 1999, four customers accounted for 33%, 30%, 17% and 15% of the Company's revenue.

As of December 31, 2000, balances due from four customers comprised 26%, 20%, 12% and 12% of total accounts receivable. As of December 31, 1999, balances due from three customers comprised 43%, 13% and 12% of total accounts receivable.


NOTE K - PRO FORMA FINANCIAL INFORMATION

The following pro forma information is provided to reflect the consolidated operations of the Company and its subsidiaries for the year ended December 31, 2000 and 1999, assuming that the purchase of Working Knowledge, Inc. which occurred April 2000 was consummated at the beginning of the period.

                                2000               1999

Sales                  $     1,584,000     $      1,045,000
Net loss                    (2,297,000)          (1,597,000)
Loss per share                    (.11)                (.13)


NOTE L - SUBSEQUENT EVENTS

[1]     Bank financing:

The Company obtained short-term bank financing in January 2001 in the amount of $350,000 for working capital requirements. The loan is collateralized by substantially all of the Company's assets and personally guaranteed by an officer of the Company as well as an outside investor. The outside investor was issued 250,000 shares of the Company's common stock valued at approximately $200,000 in exchange for the personal guarantee.

[2]     Stock swap:

On February 20, 2001, the Company entered into a stock swap agreement with a principal corporate stockholder (a public company). The agreement provides for the exchange of cashless assignable warrants to purchase 1,500,000 shares of the Company's common stock at an exercise price of $.50 per share for 150,000 restricted shares of the stockholder's common stock. The transaction will be recorded as an investment valued at $225,000, which represents the market value of the stockholder's common stock exchanged on the date of the agreement.

NMXS.com, INC. AND SUBSIDIARIES
(a development stage enterprise)
Notes to Consolidated Financial Statements
December 31, 2000

NOTE L - SUBSEQUENT EVENTS

[3]     Consulting agreement:

As of January 1, 2001, the Company entered into an agreement with a company to provide consulting and public relation services. The initial term of the agreement will be for three months commencing February 1, 2001. After the initial term, the agreement will continue until terminated by either party upon ten days prior written notice. The consultant received an initial fee of 100,000 shares of Manhattan Scientifics, Inc. stock. In consideration of furnishing this initial fee, the company agreed to issue 1,500,000 Series C warrants to Manhattan Scientifics, Inc. (see Note L[2]). In addition, a monthly fee of 15,000 shares will be furnished during the term of agreement, and incentive shares based upon increases in the number of shareholders and the trading volume of the shares, increased market capitalization, and eligibility for listing on NASDAQ.


NOTE M - REPORTABLE SEGMENTS

Management has elected to identify the Company's reportable segments based on separate legal entities. NMS derives revenues from the development and marketing proprietary internet technology-based software and Working Knowledge, Inc. provides data maintenance services related to NMS image management system. Information related to the Company's reportable segments for 2000 is as follows:

                                                     Working
                                            NMS      Knowledge, Inc.     Total

Revenues                           $     473,000   $     283,000   $   756,000

Cost of services                         240,000          14,000       254,000
General and
 administrative                        2,342,000          71,000     2,413,000
Research and
 development                             409,000                       409,000

Operating (loss)
income                             $  (2,518,000)  $     198,000   $(2,320,000)

Total assets                       $     872,000   $     251,000   $ 1,123,000

A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

Segments' operating loss                     $     (2,320,000)
Other income                                           49,000

Consolidated net loss/comprehensive loss     $     (2,271,000)

Prior to acquisition of Working Knowledge, Inc., in April 2000, the Company operated within one business segment.

Amortization and depreciation expense amounted to $80,000 and $13,000 for NMS and Working Knowledge, Inc., respectively. Also, total expenditures for fixed asset additions amounted to $211,000 and $105,000 for NMS and Working Knowledge, Inc., respectively.