Form 10QSB
period 2001-03-31
NMXS COM INC
filed 2001-05-16
CIK 1101865

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                            FORM 10-QSB

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

   For the quarter ended March 31, 2001

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

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. (1) Yes [X] No

[ ] (2) Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At April 4, 2001, there were 20,983,836 shares of the Registrant's Common Stock outstanding.


TABLE OF CONTENTS

                                                                         PAGE
PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

   BALANCE SHEET - as of March 31, 2001 (unaudited)                         3

   STATEMENTS OF OPERATIONS (unaudited)
   -- For the Three Month Periods Ended March 31, 2001 and 2000             4

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)              4

   STATEMENTS OF CASH FLOWS (unaudited)
   -- For the Three Month Periods Ended March 31, 2001 and 2000             5

   NOTES TO UNAUDITED FINANCIAL STATEMENTS                                  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          6

PART II - OTHER INFORMATION                                                13

ITEM 1.  LEGAL PROCEEDINGS                                                 13
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                         13
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   13
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               13
ITEM 5.  OTHER INFORMATION                                                 13
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  13
SIGNATURES                                                                 14


                               PART I

                       FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The accompanying consolidated financial statements of NMXS.com, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information without audit. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these consolidated financial statements. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December
31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.



                NMXS.com, INC. AND SUBSIDIARIES
                (a development stage enterprise)

                CONSOLIDATED FINANCIAL STATEMENTS


                          March 31, 2001
                           (unaudited)

                NMXS.com, INC. AND SUBSIDIARIES
                (a development stage enterprise)

                    Consolidated Balance Sheet
                          March 31, 2001
                           (unaudited)

ASSETS
Current assets:
Cash and cash equivalents                                                       $       14,000
Restricted cash                                                                         40,000
Accounts receivable, less allowance for doubtful accounts of $40,000                   381,000
Estimated earnings in excess of billings on uncompleted contracts                       69,000
Prepaid consulting and loan guarantee fees                                             344,000
Other prepaid expenses and other assets                                                 67,000
Officer loans                                                                           52,000

Total current assets                                                                   967,000

Furniture, equipment and improvements - net                                            384,000
Security deposits                                                                       13,000
Goodwill                                                                               120,000

                                                                                $    1,484,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses                                           $      220,000
Estimated billings in excess of earnings on uncompleted contracts                       47,000
Notes payable                                                                          368,000

Total current liabilities                                                              635,000

Commitments

STOCKHOLDERS' EQUITY
Capital stock $.001 par value:
Preferred stock, authorized 500,000 shares; issued and outstanding - none
Common stock, authorized 50,000,000 shares; 20,983,836 shares issued
and outstanding, 75,000 shares issuable                                                 21,000
Additional paid-in capital                                                           6,601,000
Deficit accumulated during the development stage                                    (5,773,000)

Total stockholders' equity                                                             849,000

                                                                                $    1,484,000
The accompanying notes are an integral part of these financial statements


                NMXS.com, INC. AND SUBSIDIARIES
                (a development stage enterprise)

            Consolidated Statements of Operations
                          (unaudited)


                                                                            Period From
                                                                           April 2, 1996
                                                                            (Inception)
                                             Three Months Ended               Through
                                                 March 31,                    March 31,
                                           2001             2000               2001


Revenues                         $       275,000     $      104,000      $    1,570,000

Operating costs and expenses:
Cost of services                         117,000             77,000             676,000
General and administrative               538,000            563,000           4,756,000
Research and development                  91,000             79,000             832,000

Total operating costs
and expenses                             746,000            719,000           6,264,000

Other income (expense), net                    0             21,000              74,000

Net loss/comprehensive loss      $      (471,000)    $     (594,000)     $   (4,620,000)




Basic and diluted loss per share:
Weighted average number of
common shares outstanding             20,992,000         20,195,000

Basic and diluted loss per
share                            $          (.02)    $         (.03)

The accompanying notes are an integral part of these financial statements.


                NMXS.com, INC. AND SUBSIDIARIES
                (a development stage enterprise)

Consolidated Statements of Stockholders' Equity (Capital Deficiency)
                          (unaudited)

                                                                                   Deficit
                                                                                   Accumulated
                                                 Common Stock       Additional     During the
                                                 $.001 Par Value    Paid-in        Development
                                                 Shares  Amount     Capital           Stage          Total


Initial issuance of shares to founder
for $1,000                                      118,800  $      0   $    1,000                $       1,000
Balance, December 31, 1996                      118,800         0        1,000                        1,000

Fair value of services provided by founder                              75,000                       75,000
Net loss/comprehensive loss                                                       $   (77,000)      (77,000)
Balance, December 31, 1997                      118,800         0       76,000        (77,000)       (1,000)

Fair value of services provided by founder                              90,000                       90,000
Net loss/comprehensive loss                                                          (114,000)     (114,000)
Balance, December 31, 1998                      118,800         0      166,000       (191,000)      (25,000)

Issuance of shares - June                     5,416,300     5,000       95,000                      100,000
Special distribution of shares to
founder - June                                5,618,900     6,000       (6,000)
Issuance of shares at $.75 per share
for consulting services - July                  726,000     1,000      544,000                      545,000
Shares deemed issued in connection
with reverse acquisition - August             5,333,336     5,000       (5,000)
Issuance of shares at $.75 per share,
net of issuance costs - August                2,360,500     2,000    1,715,000                    1,717,000
Issuance of stock options at fair value
for consulting services - August                                       267,000                      267,000
Estimated value of services provided by
Founder                                                                120,000                      120,000
Shares issued for legal services provided
to the Company - December                        20,000                 40,000                       40,000
Shares issuable at $2.94 per share for
consulting services                                                    147,000                      147,000
Net loss/comprehensive loss                                                        (1,687,000)   (1,687,000)
                                             ----------    ------    ---------     -----------   -----------
Balance, December 31, 1999                   19,593,836    19,000    3,083,000     (1,878,000)    1,224,000




Issuance of shares at $2.94 per share for
consulting services - January                    50,000
Issuance of shares at $1.00 per share
net of issuance costs - January               1,090,000     1,000    1,089,000                    1,090,000
Issuance of stock options at fair value
for legal services                                                      38,000                       38,000
Issuance of stock options at fair value
for consulting services - June                                          81,000                       81,000
Issuance of stock options at fair value
for consulting services                                                518,000                      518,000
Shares issuable at $1.45 for rent and
leasehold improvements                                                 109,000                      109,000
Warrant dividend                                                     1,153,000     (1,153,000)
Net loss/comprehensive loss                                                        (2,271,000)   (2,271,000)
                                             ----------    ------    ---------     -----------   -----------
Balance, December 31, 2000                   20,733,836    20,000    6,071,000     (5,302,000)      789,000

Issuance of shares at $ .75 per share for
guarantee fee - January                         250,000     1,000      186,000                      187,000
Issuance of warrants at fair market value
for investment acquisition - February                                  225,000                      225,000
Issuance of stock options at fair value
for legal services                                                      11,000                       11,000
Issuance of stock options at fair value
for Director's fee - March                                              19,000                       19,000
Issuance of stock options at fair value
for consulting services                                                 89,000                       89,000
Net loss/comprehensive loss                                                          (471,000)     (471,000)
                                             ----------    ------    ---------     -----------   -----------
Balance, March 31, 2001                      20,983,836  $ 21,000  $ 6,601,000   $ (5,773,000)   $  849,000

The accompanying notes are an integral part of these financial statements.



                NMXS.com, INC. AND SUBSIDIARIES
                (a development stage enterprise)

        Consolidated Statements of Cash Flows (unaudited)

                                                                                            Period From
                                                                                           April 2, 1996
                                                                                            (Inception)
                                                             Three Months Ended               Through
                                                                  March 31,                  March 31,
                                                             2001           2000               2001

Cash flows from operating activities:
Net loss/comprehensive loss                           $    (471,000)  $   (594,000)     $    (4,620,000)
Adjustments to reconcile net loss/comprehensive
 loss to net cash used in operating activities:
     Common stock issuable for rent                                                              47,000
Consulting fee paid by in exchange for investment           225,000                             225,000
Common stock issued for services                            187,000        160,000              919,000
Stock options issued for services                           120,000                           1,024,000
Fair value of services provided by founder                                                      285,000
Depreciation                                                 27,000          9,000              122,000
Provision for bad debt                                                                           40,000
Amortization of goodwill                                      8,000                              31,000
Changes in:
Notes receivable                                                            20,000
Accounts receivable                                        (158,000)       (32,000)            (421,000)
Estimated earnings in excess of billings on
uncompleted contracts                                       114,000                             (69,000)
Inventory
Prepaid expenses and other assets                          (349,000)       (33,000)            (378,000)
Officer advances                                             (2,000)                            (52,000)
Accounts payable and accrued expenses                        45,000         54,000              183,000
Billings in excess of estimated earnings on
uncompleted contracts                                       (77,000)        (5,000)              47,000
Net cash used in operating activities                      (331,000)      (421,000)          (2,617,000)

Cash flows from investing activities:
Acquisition of fixed assets                                                (46,000)            (477,000)
Acquisition of subsidiary                                                 (115,000)            (115,000)
Security deposits                                                                               (13,000)
Net cash used in investing activities                             0       (161,000)            (605,000)

Cash flows from financing activities:
Loan from (repayment to) stockholder
Proceeds from note payable                                  331,000                             368,000
Net proceeds from issuance of common stock                               1,090,000            2,908,000
Restricted cash                                                                                 (40,000)
 Net cash provided by financing activities                  331,000      1,090,000            3,236,000

Net increase (decrease) in cash and cash equivalents              0        508,000               14,000
Cash and cash equivalents, beginning of period               14,000        977,000

Cash and cash equivalents, end of period              $      14,000  $   1,485,000       $       14,000

Supplemental disclosure of cash flow information:
Interest paid                                         $       2,000                      $        5,000

Supplemental disclosures of noncash investing and
financing activities:
Common shares issuable for leasehold
improvements and prepaid rent                         $      62,000                      $       62,000
      Acquisition of investment                            (225,000)                           (225,000)
          Disposition of investment                         225,000                             225,000

The accompanying notes are an integral part of these financial statements.



                 NMXS.com, INC. AND SUBSIDIARIES
                 (a development stage enterprise)
            Notes to Consolidated Financial Statements
                        March 31, 2001
                          (unaudited)

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

NOTE A - ORGANIZATION AND OPERATIONS (CONTINUED)

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

[3]     Cash and cash equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents at three financial institutions.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Prior to the acquisition of NMS by NMXS.com, Inc., NMS was an S corporation as defined in the Internal Revenue Code. Upon the consummation of this transaction, NMS Subchapter S status was terminated. The accumulated loss through the date of acquisition which amounted to $32,000 was reported on the individual income tax return of the former stockholder of NMS and therefore is not available to the Company.

 [6]     Per share data:

The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock adjusted for the retroactive treatment of common shares issued to the founder (historical number of shares represents the shares issued by Conserve to NMS stockholders in connection with the reverse merger) immediately prior to the reverse acquisition. Weighted average number of shares at March 31, 2001 includes 75,000 issuable shares which will be issued during May, 2001. All potentially dilutive securities have been excluded from the computations since they would be antidilutive; however, these dilutive securities could potentially dilute basic earnings per share in the future.

[7]     Research and development expenses:

Costs of research and development activities are expensed as incurred.

[8]     Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $8,000, $47,000 and $165,000 for the three months ended March 31, 2001 and 2000 and the cumulative period April 2, 1996 (inception) through
March 31, 2001, respectively.

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


[11]     Software development:

The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs. Technological feasibility is generally achieved upon satisfactory beta test results. Upon

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

achieving technological feasibility, programming costs are capitalized and amortized over the economic useful life which is estimated to be two years. There were no capitalized software development costs as of March 31, 2001.

 [12]     Rental expense:

The Company has recognized the total minimum rental payments due under the lease on a straight-line basis over the lease term. As of March 31, 2001, the Company has a prepaid rent asset of $29,000.

[13]     Goodwill:

Goodwill resulting from the acquisition of Working Knowledge, Inc., accounted for as a purchase, is being amortized on a straight-line basis over 5 years. The carrying value of goodwill is analyzed when events and circumstances warrant such a review. Such analysis is based upon the expected future cash flows of Working Knowledge, Inc. Amortization of approximately $8,000 has been included in general and administrative expenses for the three months ended March 31, 2001.

[14]    Interim financial statements:

Financial statements as of March 31, 2001 and the three months ended March 31, 2001 and 2000 and the respective amounts included in the period from inception April 2, 1996 are unaudited but in the opinion of management, the financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the comparative financial position and results of operations. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.

NOTE C - RESTRICTED CASH

The Company renewed a certificate of deposit in the amount of $40,000 to collateralize a note payable. Interest is compounded on a quarterly basis at an annual percentage yield of 8.0%.


NOTE D - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of March 31, 2001 consists of the following:


Computers                              $     246,000
Furniture, fixtures and equipment            176,000
Leasehold improvements                        84,000
                                            --------
                                             506,000

Accumulated depreciation                    (122,000)
                                            --------
                                       $     384,000
                                            ========


NOTE E - NOTES PAYABLE


The Company has a $37,000 promissory note expiring on August 31, 2001. The principal balance and all accrued, unpaid interest is due on this date. Interest is payable on a quarterly basis at a rate of 8.0% per annum.

The Company has a promissory note payable which matures on July 24, 2001 in the amount of $300,000 for working capital requirements. The loan is collateralized by substantially all of the Company's assets and personally guaranteed by an officer of the Company as well as an outside investor. The outside investor was issued 250,000 shares of the Company's common stock valued at approximately $187,500 in exchange for the personal guarantee. Interest is payable at maturity at a variable rate of prime plus 1%.

The Company also has a line of credit of up to $50,000. The line of credit is personally guaranteed by an officer of the Company and matures on June 23, 2001. Interest is payable monthly at a rate of prime plus 1% and approximately $31,000 is outstanding as of March 31, 2001.



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



NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

In August 1999, in accounting for the reverse acquisition transaction, the Company was deemed to have issued 5,333,336 common shares for the net monetary assets of Conserve which was nominal. These shares represented the common shares outstanding immediately prior to the reverse acquisition.

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

In January and February, 2000, in connection with a private placement offering, the Company issued 1,090,000 units at $1.00 per unit consisting of one share of common stock and one Series B warrant to purchase one share of common stock at $1.00 per share exercisable for a period of up to five years from date of issuance.

In May 2000, the Chief Executive Officer, who is a principal stockholder of the Company, transferred 75,000 shares to a lessor of the Company for future rent obligations and certain leasehold improvements. As a result of this transaction, the Company recognized a credit to additional paid-in capital of $109,000, representing the fair value of the stock exchanged. The Company has agreed to reimburse the officer by the issuance of 75,000 of the Company's common stock.

During the three months ended March 31, 2001, the Company effected the following stock transaction:

During January, the Company borrowed $300,000 for working capital requirements. The loan is collateralized by substantially all of the Company's assets and personally guaranteed by an officer of the Company as well as an outside investor. The outside investor was issued 250,000 shares of the Company's common stock valued at approximately $187,500 in exchange for the personal guarantee.



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

On February 20, 2001, the Company entered into a stock swap agreement with a principal corporate stockholder (a public company). The agreement provides for the exchange of cashless assignable warrants to purchase 1,500,000 shares of the Company's common stock at an exercise price of $.50 per share for 150,000 restricted shares of the stockholder's common stock. The transaction was recorded as an investment valued at $225,000, which represents the market value of the stockholder's common stock exchanged on the date of the agreement.

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



NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation prescribed therein are shown below.
Exercise prices and weighted-average contractual lives of stock options outstanding as of March 31, 2001 are as follows:

                   Options Outstanding         Options Exercisable
                         Weighted
                         Average      Weighted
                         Remaining    Average
Exercise     Number     Contractual   Exercise     Number     Exercise
Price     Outstanding      Life       Price     Exercisable     Price

$.3125        60,000        5.0       $ .3125            0      .3125
   .75       452,000        3.3           .75       90,000        .75
   .77        83,000        8.7           .77       83,000        .77
  .825       120,000        3.3          .825       24,000       .825
  1.25       324,000        7.3          1.25            0       1.25
 1.625       400,000        9.1         1.625       81,000      1.625
 2.125       297,000        6.9         2.125      149,000      2.125



     Summary of Options Granted and Outstanding:

                                                Three Months Ended March 31,
                                                 2001                 2000

                                                Weighted             Weighted
                                                Average              Average
                                                Exercise             Exercise
                                     Shares     Price     Shares     Price
Options:
 Outstanding at beginning of year  1,593,000     $1.33     572,000
 Granted                             143,000       .58     458,000     $ .77
 Cancelled                                 0      1.28        0         1.96
                                   ---------             ---------
 Outstanding at end of year        1,736,000     $1.27   1,030,000     $1.30
                                   =========    ======   =========      ====


During the year ended December 31, 1999, the Company issued 647,000 options of which 75,000 options were cancelled in 1999. The most recent quoted market price of the Company's common shares was $3 per share at the date of grant. The total fair value of such options approximated $1,391,000. There were no options outstanding prior to August 3, 1999. Through December 31, 2000, 114,000 of the 572,000 options have vested. Charges for the 67,000 options that vested during 2000 and the 47,000 options that vested during 1999 included in the statements of operations for the three months ended March 31, 2001 and 2000 in general and administrative expenses are approximately $89,000 and $160,000, respectively.



NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

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

During the year ended December 31, 2000, the Company granted the following stock options:

In January 2000, the Company granted 308,000 stock options to employees with an exercise price of $2.12, equal to the fair value of the common stock, with a contractual life of ten years and a two year vesting period, 50% at the end of each one year period from the date of grant, 11,000 of such options were cancelled in 2000. The fair value of the noncancelled options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $2.12. The following assumptions were used in computing the fair value of these option grants. Weighted average risk-free interest rate of 6.66%; zero dividend yield, volatility of the Company's common stock of 218% and an expected life of the options of ten years.

During April 2000, the Company entered into an agreement with a third party to provide legal services to the Company in exchange for an initial grant of 150,000 options at an exercise price of $1.625, equal to the fair value of the common stock. In accordance with the agreement, legal counsel earns as a retainer fee an automatic vesting of 1,000 options each month services are rendered and earns additional vesting of stock options for services rendered based on a calculation defined in the agreement. The fair value of each of these options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $1.62. The following assumptions were used in computing the fair value of these option grants. Weighted average risk-free interest rate of 5.99%; zero dividend yield, volatility of the Company's common stock of 218% and an expected life of the options of ten years. For the three months ended March 31, 2001 options valued at approximately $12,000 were earned and are reflected in general and administrative expenses.

During April 2000, the Company entered into an independent account representative agreement with a third party to provide outside sales services to the Company in exchange for a grant of 250,000 options at an exercise price of $1.625, equal to the fair value of the common stock. In accordance with the agreement, 50,000 options vested as of the effective date of the agreement and additional stock options vest based on services rendered as defined in the agreement. The fair value of each of these options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $1.62. The following assumptions were used in computing the fair value of these option grants. Weighted average risk-free interest rate of 5.99%; zero dividend yield, volatility of the Company's common stock of 218% and an expected life of the options of ten years. For the three months ended December 31, 2000, no options were earned.


NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

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

During the three months ended March 31, 2001, the Company granted the following stock options:

In January 2001, the Company granted 83,000 stock options to employees with an exercise price of $.77, equal to the fair value of the common stock, with a contractual life of ten years and a two year vesting period, 50% at the end of each one year period from the date of grant. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $.77. The following assumptions were used in computing the fair value of these option grants. Weighted average risk-free interest rate of 6.05%; zero dividend yield, volatility of the Company's common stock of 218% and an expected life of the options of ten years.


During March, 2001, the Company granted 60,000 stock options to a member of the Board of Directors with an exercise price of $.3125, equal to the fair value of the common stock, with a contractual life of five years and a thirty day vesting period from the date of grant. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $.77. The following assumptions were used in computing the fair value of these option grants. Weighted average risk-free interest rate of 6.05%; zero dividend yield, volatility of the Company's common stock of 218% and an expected life of the options of five years.


The following table summarizes the pro forma operating results of the Company for March 31, 2001 had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

               Pro forma net loss available to common stockholders  $(581,000)

               Pro forma basic and diluted loss per share               $(.03)

As of March 31, 2001, the Company has reserved 6,590,000 shares of its common stock for issuance upon exercise of stock options and warrants.


NOTE G - INCOME TAXES

The significant components of the Company's deferred tax asset as of March 31, 2001 are as follows:

Deferred income tax asset:
Net operating losses carryforwards     $     1,314,000
Deferred compensation                          332,000
Other                                           57,000
                                             1,703,000
Valuation allowance                         (1,703,000)

Net deferred tax asset                 $     0

The significant components of the provision for income taxes for the three months
ended March 31, 2001 and 2000 are as follows:
                                             2001           2000

Deferred:
Federal                           $     (231,000)     $     (534,000)
State                                    (43,000)           (100,000)
Change in valuation allowance            274,000             634,000

Total deferred income taxes       $     0             $     0



As of March 31, 2001, the Company has net operating loss carryforwards of approximately $2,934,000 for federal income tax purposes, which expire through 2020. In the event of potential future ownership changes (Note A), Internal Revenue Code Section 382 limits the amount of such net operating loss carryforward available to offset future taxable income.

The difference between the statutory federal income tax rate on the Company's pre-tax loss and the Company's effective income tax rate is summarized as follows:

                                                2001       2000

Statutory federal income tax rate              34.0%       34.0%
Increase in valuation allowance               (49.0)       (5.9)
Other                                          15.0       (28.1)

Effective income tax rate                         0%          0%

NOTE H - RELATED PARTY TRANSACTIONS

Officer loans:

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



NOTE H - RELATED PARTY TRANSACTIONS (CONTINUED)

Management Services:

An officer and stockholder of a significant stockholder was hired in September 1999 and provides management and consulting services to the Company. The amount charged to operations for the three months ended March 31, 2000 was $15,000. No salary has been charged to operations for the three months ended March 31, 2001.

Rent:

In May 2000, the Chief Executive Officer, who is a principal stockholder of the Company, transferred 75,000 shares to a lessor of the Company for future rent obligations and certain leasehold improvements. As a result of this transaction, the Company recognized a credit to additional paid-in capital of $109,000, representing the fair value of the stock exchanged. The Company has agreed to reimburse the officer by the issuance of 75,000 of the Company's common stock.


NOTE I - COMMITMENTS

Leases:

The Company leases office space, equipment and an automobile under operating leases. Future minimum lease payments as of December 31, 2000 are as follows:

Twelve Months
Ending
March 31,

2002         $     143,000
2003               146,000
2004               112,000
2005                44,000

Rent expense for the three months ended March 31, 2001 and 2000 amounted to $60,000 and $31,000, respectively.

Employment agreement:

On December 10, 1999, the Company entered into an employment and noncompetition agreement with a stockholder to act in the capacity of President and Chief Executive Officer. The term of the employment agreement is for three years and the noncompetition agreement is for one year with both agreements commencing on January 1, 2000. The agreement allows for a one year renewal option unless terminated by either party. Base salary is $120,000 per annum with available additional cash compensation as defined in the agreement. Compensation under this agreement of $30,000 is included in general and administrative expenses for the three months ended March 31, 2000. No compensation has been charged to operations for the three months ended March 31, 2001.


NOTE J - MAJOR CUSTOMERS

During the three months ended March 31, 2001, two customers accounted for 13% and
12% of the Company's revenue. During the three months ended March 31, 2000, three customers accounted for 34%, 19% and 17% of the Company's revenue.

As of March 31, 2001, balances due from three customers comprised 18%, 16% and 13% of total accounts receivable. As of March 31, 2000, balances due from four customers comprised 24%, 22%, 21% and 19% of total accounts receivable.


NOTE K - PRO FORMA FINANCIAL INFORMATION

The following pro forma information is provided to reflect the consolidated operations of the Company and its subsidiaries for the three months ended March 31, 2001, assuming that the purchase of Working Knowledge, Inc. which occurred April 2000 was consummated at the beginning of the period.

                                2000

Sales                  $       393,000
Net loss                      (620,000)
Loss per share                    (.03)




NOTE L - CONSULTING AGREEMENT


The Company has entered into an agreement with a company to provide consulting and public relation services. An initial term of three months commencing April 1, 2001 has been agreed to by the parties. After the initial term, the agreement will continue until terminated by either party upon ten days prior written notice. The consultant received an initial fee of 150,000 shares of Manhattan Scientifics, Inc. stock. In consideration of furnishing this initial fee, the Company agreed to issue 1,500,000 Series C warrants to Manhattan Scientifics, Inc. (see Note F). In addition, a monthly fee of 15,000 shares will be furnished during the term of agreement, and incentive shares based upon increases in the number of shareholders and the trading volume of the shares, increased market capitalization, and eligibility for listing on NASDAQ.


NOTE M - REPORTABLE SEGMENTS

Management has elected to identify the Company's reportable segments based on separate legal entities. NMS derives revenues from the development and marketing proprietary internet technology-based software and Working Knowledge, Inc. provides data maintenance services related to NMS image management system. Information related to the Company's reportable segments for the three months ended March 31, 2001 is as follows:

                                                     Working
                                            NMS      Knowledge, Inc.     Total

Revenues                           $     166,000   $     109,000   $   275,000

Cost of services                          70,000          47,000       117,000
General and
 administrative                          498,000          40,000       538,000
Research and
 development                              91,000                        91,000

Operating (loss)
income                             $    (493,000)  $      22,000   $
(471,000)

Total assets                       $   1,154,000   $     330,000   $ 1,484,000



Prior to acquisition of Working Knowledge, Inc., in April 2000, the Company operated within one business segment.

Amortization and depreciation expense amounted to $27,000 and $8,000 for NMS and Working Knowledge, Inc., respectively.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes appearing elsewhere in this Form 10-QSB.

Results of Operations

Three months ended March 31, 2001 compared to three months ended March 31, 2000.

The acquisition of Working Knowledge, Inc. as of April 1, 2000 contributed a significant amount of revenues to the consolidated operation of NMXS.com, Inc. for the three months ended March 31, 2001. No such revenue existed for the three months ended March 31, 2000.

Total revenues for the three months ended March 31, 2001 increased 164% to $275,000 as compared to $104,000 for the three months ended March 31, 2000. Working Knowledge, Inc. contributed $109,000 of the consolidated $275,000 revenues for the three months ended March 31, 2001. The operations of Working Knowledge, Inc. provides services which are necessary to enter and maintain the customer's data on our system. The operations of the Company without Working Knowledge, Inc. resulted in an increase in revenues of $62,000 for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This 60% increase in revenues is the result of an increased number of products and customers.

Total operating costs and expenses for the Company have increased 4% to $746,000 for the three months ended March 31, 2001 as compared to $719,000 for the three months ended March 31, 2000.This increase in operating costs included Working Knowledge, Inc. operating costs of approximately $87,000. Therefore, operating costs and expenses, excluding Working Knowledge, Inc., for the three months ended March 31, 2001 actually decreased approximately $60,000 as compared to the same period in 2000.

The decrease in operating costs and expenses is the result of various cost-cutting measures implemented by the Company, primarily in the area of personnel costs, which included top management. Total staff, excluding Working Knowledge, Inc, has been decreased from 22 employees to 17 employees. Advertising expense and travel expense were also areas in which major cost savings were achieved, with decreases of $30,000 and $19,000, respectively. The cost of issuing stock options, which is included in general and administrative expense, decreased 44% to $89,000 for the three months ended March 31, 2001 as compared to the $160,000 for the three months ended March 31, 2000. A loan guarantee fee of approximately $68,000 has been included in operating expenses for the three months ended March 31, 2001.

Total research & development expenses increased 15% to $91,000 for the three months ended March 31, 2001 as compared to $79,000 for the three months ended March 31, 2000. This is indicative of the Company's continuing effort to diversify, developing products which will allow the Company to penetrate additional markets and continue to develop a profitable business presence.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001

The Company has no material commitments for capital expenditures as of March 31, 2001.

Operating activities for the three months ended March 31, 2001 resulted in a net cash decrease of $331,000. We had a net loss for the three months of $471,000. This was adjusted for non-cash items of $567,000 and changes in current assets and liabilities which resulted in a decrease of $427,000.

The Company acquired an investment in the common stock of Manhattan Scientifics, Inc., one of our principal shareholders, in exchange for the issuance of 1,500,000 warrants. That investment was utilized as payment of an initial fee to a firm which will provide consulting and public relation services to the Company.

During the three months ended March 31, 2001, we obtained financing for a working capital credit line of $350,000. As of March 31, 2001, we had borrowed approximately $331,000 of this total.

Cash requirements for the twelve months ended March 31, 2002 will be largely dependent on our success in selling our products and services. We estimate that our research and development, marketing, support for existing sites and administrative expenses necessary to support our operation will require approximately $1,700,000. We have entered into a pilot test program for medical imaging technology which we believe will contribute to additional revenues and provide market expansion for the remainder of 2001. We estimate that future revenues from contracts currently in place as well as new
contracts and   collection of receivables of approximately $381,000, together with anticipated financing, will provide the necessary cash to meet our requirements.

Should our projected revenues not be achieved, we may be required to further reduce our expenses and possibly restrict or eliminate planned product development and marketing. There is no assurance that additional financing will be available to us. This could hamper potential business opportunities or the Company's response to competitive pressures. Should these situations occur, they could have a material adverse affect to our operations and financial condition.

FORWARD-LOOKING STATEMENTS

     This report contains statements that plan for or anticipate the future. Forward-looking statements include statements about the future of operations involving the management of large volumes of media or digital material, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this report forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Although we believe that any forward-looking statements we make in this report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include the following:

     **  Rapid changes in technology relating to the Internet;

     **  the continued growth and use of the Internet;

     **  changes in government regulations

     **  changes in our business strategies;

     **  market acceptance of our products;

     **  hardware failure of a catastrophic proportion;

     ** difficulty recruiting and retaining staff of sufficient technical caliber to provide adequate and on-going customer support and product maintenance and development;

     ** failure to successfully market our products through the Internet and company representatives; and

     ** catastrophic and universal hardware failure.

     In light of the significant uncertainties inherent in the forward-looking statements made in this report, particularly in view of our early stage of development, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

                      PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended March 31, 2001, the following securities were sold by us without registering the securities under the Securities Act:


** In February, 2001 we issued 250,000 shares of our common stock to Murray W. Kelly for furnishing a letter of credit in connection with increasing our line of credit from $50,000 to $300,000. Mr. Kelly is believed by the Company to be an accredited investor as defined in Rule 501(a) of Regulation D. The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2), as a transaction by an issuer not involving any public offering. No form of general solicitation was used in connection with such issuance. The stock certificate received by Mr. Kelly contained a restrictive legend pursuant to Rule 144. No underwriting discounts or commissions were paid in connection with this issuance.

** In March, 2001 we issued warrants to Manhattan Scientifics, Inc., one of our principal shareholders, to purchase 150,000 shares of our common stock at an exercise price of $0.50 per share. The warrants are exercisable for a period of five years commencing one year from the date of issuance. The warrants were issued in consideration of Manhattan Scientifics furnishing the initial fee payable under the agreement with Stockbroker Associates Corporation. The warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2), as a transaction by an issuer not involving any public offering. No form of general solicitation was used in connection with such issuance. The warrant certificate received by the named entity contained a restrictive legend pursuant to Rule 144. No underwriting discounts or commissions were paid in connection with this issuance. The party representing this entity was believed by management to be sophisticated at the time of issuance and was furnished the kind of information normally provided in a prospectus.

** In March 2001 we granted 60,000 options to one of our directors, Scott Bach, under our stock option plan for services provided as a member of the Board of Directors. Mr. Bach is an accredited investor as defined in Rule 501(a) of Regulation D. The options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2), as a transaction by an issuer not involving any public offering. No 7 form of general solicitation was used in connection with such grant. No underwriting discounts or commissions were paid in connection with this grant.

** During the year ended December 31, 2000, lease payments for our office space in Albuquerque, New Mexico, in the amount of $47,000 and improvements of approximately $28,000 were provided through the payment of 75,000 shares of our common stock to the landlord by Richard Govatski, our president, a director, and a principal shareholder. In March 2001 we issued 75,000 shares to Mr. Govatski as reimbursement for this transaction. Mr. Govatski is an accredited investor as defined in Rule 501(a) of Regulation D. The shares were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2), as a transaction by an issuer not involving any public offering. No form of general solicitation was used in connection with such grant. No underwriting discounts or commissions were paid in connection with this grant.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION

On May 10, 2001, Marc Orchant, our vice-president of marketing, resigned.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. No exhibits are attached to this report.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 2001.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    NMXS.com, INC.

Date: May 15, 2001           By /s/ Richard Govatski
                                    ----------------
                                    Richard Govatski
                                    President

Date: May 15, 2001           By /s/ Teresa Dickey
                                    ----------------
                                    Teresa Dickey
                                    Principal Financial Officer