Form 10QSB
period 2001-06-30
NMXS COM INC
filed 2001-08-16
CIK 1101865

                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date:  At August 9, 2001, there were 21,577,646 shares of the Registrant's Common Stock outstanding.

PART I
FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

NMXS.COM, INC. AND SUBSIDIARIES
(a development stage enterprise)
Consolidated Balance Sheet
June 30, 2001
(unaudited)

ASSETS
Current assets:
Cash and cash equivalents                                              $45,000
Restricted cash                                                         40,000
Accounts receivable, less allowance for doubtful accounts of $40,000   371,000
Estimated earnings in excess of billings on uncompleted contracts       40,000
Prepaid consulting and loan guarantee fees                              25,000
Other prepaid expenses and other assets                                 48,000
Officer loans                                                           52,000
                                                                      --------
Total current assets                                                   621,000

Furniture, equipment and improvements - net                            364,000
Security deposits                                                        9,000
Goodwill                                                               112,000
                                                                      --------
                                                                    $1,106,000
                                                                      ========
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses                                 $350,000
Estimated billings in excess of earnings on uncompleted contracts       93,000
Notes payable                                                          337,000
                                                                      --------
Total current liabilities                                              780,000
                                                                      --------
Commitments

STOCKHOLDERS' EQUITY
Capital stock $.001 par value:
Preferred stock, authorized 500,000 shares; issued and outstanding -      none
Common stock, authorized 50,000,000 shares; 21,058,836 shares issued and
outstanding, 316,655 shares issuable                                    22,000
Additional paid-in capital                                           7,003,000
Deficit accumulated during the development stage                    (6,699,000)
                                                                      --------
Total stockholders' equity                                             326,000
                                                                      --------
                                                                    $1,106,000
                                                                      ========

NMXS.COM, INC. AND SUBSIDIARIES
(a development stage enterprise)
Consolidated Statements of Operations
(unaudited)

                                                                 Three Months Ended
                                                                      June 30,
                                                                 2001          2000

Revenues                                                   $316,000            $64,000
                                                           --------          ---------
Operating costs and expenses:
Cost of services                                            171,000             40,000
General and administrative                                  960,000            606,000
Research and development                                     97,000            111,000
                                                           --------          ---------
Total operating costs and expenses                        1,228,000            757,000
                                                           --------          ---------
Other income (expense), net:
   Interest income                                            3,000             16,000
   Interest expense                                         (17,000)                 -
                                                           --------          ---------
                                                            (14,000)            16,000
                                                           --------          ---------
Net loss/comprehensive loss                               $(926,000)         $(677,000)
                                                           ========          =========
Weighted average number of common shares outstanding     21,199,000         20,734,000
                                                           ========          =========
   Basic and diluted loss per share                          $(0.04)            $(0.03)

NMXS.COM, INC. AND SUBSIDIARIES
(a development stage enterprise)
Consolidated Statements of Operations
(unaudited)
                                                                                          Period From
                                                                                          April 2, 1996
                                                                                          (Inception)
                                                       Six Months Ended                    Through
                                                            June 30,                       June 30,
                                                       2001          2000                    2001

Revenues                                         $591,000            $168,000            $1,886,000
                                                 --------           ---------             ---------
Operating costs and expenses:
Cost of services                                  288,000             117,000               847,000
General and administrative                      1,498,000           1,169,000             5,716,000
Research and development                          188,000             190,000               929,000
                                                 --------           ---------             ---------
Total operating costs and expenses              1,974,000           1,476,000             7,492,000
                                                 --------           ---------             ---------
Other income (expense), net:
   Interest income                                  3,000              38,000                81,000
   Interest expense                               (17,000)             (1,000)              (21,000)
                                                 --------           ---------             ---------
                                                  (14,000)             37,000                60,000
                                                 --------           ---------             ---------
Net loss/comprehensive loss                   $(1,397,000)        $(1,271,000)          $(5,546,000)
                                                 ========           =========             =========

Weighted average number of common
 shares outstanding                            21,096,000          20,464,000
                                                 ========           =========

   Basic and diluted loss per share                $(0.07)             $(0.06)
                                                 ========           =========

NMXS.COM, INC. AND SUBSIDIARIES
(a development stage enterprise)
Consolidated Statements of Stockholders' Equity (Capital
Deficiency)
(unaudited)

                                                                                         Deficit
                                                       Common Stock                      Accumulated
                                                      $.001 Par Value      Additional    During the
                                                                           Paid-In       Development
                                                  Shares          Amount   Capital       Stage          Total

Initial issuance of shares to founder for $1,000   118,800                    $1,000                    $1,000
                                                  --------                    ------                    ------
Balance, December 31, 1996                         118,800                     1,000                     1,000

Fair value of services provided by founder                                    75,000                    75,000
Net loss/comprehensive loss                                                             $(77,000)      (77,000)
                                                  --------                    ------     -------        ------
Balance, December 31, 1997                         118,800                    76,000     (77,000)       (1,000)

Fair value of services provided by founder                                    90,000                    90,000
Net loss/comprehensive loss                                                             (114,000)     (114,000)
                                                  --------                    ------     -------        ------
Balance, December 31, 1998                         118,800            -      166,000    (191,000)      (25,000)

Issuance of shares - June                        5,416,300         $5,000     95,000                   100,000

Special distribution of shares to founder -June  5,618,900          6,000     (6,000)                     -
Issuance of shares at $.75 per share for
 consulting services - July                        726,000          1,000    544,000                   545,000
Shares deemed issued in connection with
 reverse acquisition - August                    5,333,336          5,000     (5,000)                     -
Issuance of shares at $.75 per share, net of
 issuance costs - August                         2,360,500          2,000  1,715,000                 1,717,000
Issuance of stock options at fair value for
consulting services - August                       267,000                   267,000
Estimated value of services provided by Founder                              120,000                   120,000
Shares issued for legal services provided to
 the Company - December                             20,000                    40,000                    40,000
Shares issuable at $2.94 per share for consulting
 services                                          147,000                   147,000
Net loss/comprehensive loss                                                           (1,687,000)   (1,687,000)
                                                  --------      --------      ------     -------        ------
Balance, December 31, 1999                      19,593,836        19,000   3,083,000  (1,878,000)    1,224,000

Issuance of shares at $2.94 per share for
 consulting services - January                      50,000
Issuance of shares at $1.00 per share net
 of issuance costs -  January                    1,090,000         1,000   1,089,000                 1,090,000
Issuance of stock options at fair value for legal
 services                                                                     38,000                    38,000
Issuance of stock options as fair value for
 consulting services - June                                                   81,000                    81,000
Issuance of stock options at fair value for
 consulting services                                                         518,000                   518,000
Shares issuable at $1.45 for rent and leasehold
 improvements                                                                109,000                   109,000
Warrant dividend                                                           1,153,000  (1,153,000)         -
Net loss/comprehensive loss                                                           (2,271,000)   (2,271,000)
                                                  --------      --------      ------     -------        ------
Balance, December 31, 2000                      20,733,836        20,000   6,071,000  (5,302,000)      789,000

Issuance of shares at $.75 per share for
 guarantee fee - January                          250,000         1,000     186,000                    187,000
Issuance of warrants at fair market value of
 investment acquisition - February                                          225,000                    225,000
Issuance of stock options at fair value for
legal services - March                                                       11,000                     11,000
Issuance of stock options at fair value for
 Director's fee - March                                                      19,000                     19,000
Issuance of stock options at fair value for
 consulting services - April                                                 89,000                     89,000
Issuance of previously issuable shares             75,000                                                -
Shares issuable at market value for employee
 compensation - June                                                         12,000                     12,000
Issuance of stock options at fair value for
legal services - June                                                        19,000                     19,000
Issuance of stock options at fair value for
professional services                                                       215,000                    215,000
Shares issuable at market value for
 professional services - June                                    1,000       41,000                     42,000
Shares  issuable for sales of common stock
at $0.40 per share                                                          115,000                    115,000
Net loss/comprehensive loss                                                          (1,397,000)    (1,397,000)
                                                 --------     --------       ------     -------         ------
Balance, June 30, 2001                         21,058,836      $22,000   $7,003,000 $(6,699,000)      $326,000
                                                 ========     ========       ======     =======         ======

NMXS.COM, INC. AND SUBSIDIARIES
(a development stage enterprise)
Consolidated Statements of Cash Flows
(unaudited)

                                                                                Three Months Ended
                                                                                     June 30,
                                                                                2001          2000
Cash flows from operating activities:
Net loss/comprehensive loss                                              $(926,000)        $(677,000)
Adjustments to reconcile net loss/comprehensive loss to net cash used in operating activities:
Common stock issuable for services                                          55,000
Common stock issued for services                                                             160,000
Stock options issued for services                                          233,000            64,000
Depreciation                                                                20,000            11,000
Amortization of goodwill                                                     8,000             1,000
Changes in:
Accounts receivable                                                         10,000             1,000
Estimated earnings in excess of billings on uncompleted contracts           29,000
Prepaid expenses and other assets                                          338,000            13,000
Officer advances                                                                              (1,000)
Security deposits                                                            4,000            (5,000)
Accounts payable and accrued expenses                                      130,000           (14,000)
Billings in excess of estimated earnings on uncompleted contracts           46,000            (4,000)
                                                                          --------          --------
Net cash used in operating activities                                      (53,000)         (451,000)
                                                                          --------          --------
Cash flows from investing activities:

Acquisition of fixed assets                                                                 (166,000)
Acquisition of subsidiary                                                        -           (35,000)
                                                                          --------          --------
Net cash used in investing activities                                            -          (201,000)
                                                                          --------          --------
Cash flows from financing activities:

Repayment of note payable                                                  (50,000)
Proceeds from note payable                                                  19,000
Net proceeds from issuance of common stock                                 115,000            -
                                                                          --------          --------
Net cash provided by financing activities                                   84,000            -
                                                                          --------          --------
Net increase (decrease) in cash and cash equivalents                        31,000          (652,000)
Cash and cash equivalents, beginning of period                              14,000         1,485,000
                                                                          --------          --------
Cash and cash equivalents, end of period                                   $45,000          $833,000
                                                                          ========          ========
Supplemental disclosure of cash flow information:
Interest paid                                                              $15,000

NMXS.COM, INC. AND SUBSIDIARIES
(a development stage enterprise)
Consolidated Statements of Cash Flows
(unaudited)

                                                                                                         Period from
                                                                                                         April 2, 1996,
                                                                                                         (Inception)
                                                                      Six Months Ended                    Through
                                                                           June 30,                       June 30,
                                                                      2001          2000                   2001
Cash flows from operating activities:
Net loss/comprehensive loss                                      $(1,397,000)           $(1,271,000)           $(5,546,000)
Adjustments to reconcile net loss/comprehensive loss to net
cash used in operating activities:
Common stock issued for rent                                                                                        47,000
Common Stock issuable for services                                    55,000                                        55,000
Consulting fee paid by exchange for investment                       225,000                                       225,000
Common stock issued for services                                     187,000               384,000                 919,000
Stock options issued for services                                    353,000                                     1,257,000
Fair value of services provided by founder                                                                         285,000
Depreciation                                                          47,000                20,000                 142,000
Provision for bad debt                                                                                              40,000
Amortization of goodwill                                              16,000                 1,000                  39,000
Changes in:
Notes receivable                                                      20,000
Accounts receivable                                                 (148,000)              (31,000)               (411,000)
Estimated earnings in excess of billings on uncompleted contracts    143,000                                       (40,000)
Prepaid expenses and other assets                                    (11,000)              (20,000)                (40,000)
Officer advances                                                      (2,000)               (1,000)                (52,000)
Security deposits                                                      4,000                                         4,000
Accounts payable and accrued expenses                                175,000                40,000                 313,000
Billings in excess of estimated earnings on uncompleted contracts    (31,000)              (10,000)                 93,000
                                                                    --------              --------               ---------
Net cash used in operating activities                               (384,000)             (868,000)             (2,670,000)
                                                                    --------              --------               ---------

Cash flows from investing activities:
Acquisition of fixed assets                                                               (212,000)               (477,000)
Acquisition of subsidiary                                                                 (150,000)               (115,000)
Security deposits                                                        -                  (4,000)                (13,000)
                                                                    --------              --------               ---------
Net cash used in investing activities                                    -                (366,000)               (605,000)
                                                                    --------              --------               ---------
Cash flows from financing activities:
Repayment of note payable                                            (50,000)                                      (50,000)
Proceeds from note payable                                           350,000                                       387,000
Net proceeds from sale of common stock                               115,000             1,090,000               3,023,000
Restricted cash                                                          -                 -                       (40,000)
                                                                    --------              --------               ---------
Net cash provided by financing activities                            415,000             1,090,000               3,320,000
                                                                    --------              --------               ---------
Net increase (decrease) in cash and cash equivalents                  31,000              (144,000)                 45,000
Cash and cash equivalents, beginning of period                        14,000               977,000                      -
                                                                    --------              --------               ---------
Cash and cash equivalents, end of period                             $45,000              $833,000                 $45,000
                                                                    ========              ========               =========
Supplemental disclosure of cash flow information:
Interest paid                                                        $17,000                                       $20,000

Supplemental disclosures of noncash investing and financing
activities:
Common shares issuable for leasehold improvements and prepaid rent   $62,000                                       $62,000
Acquisition of investment                                           (225,000)                                     (225,000)
Disposition of investment                                            225,000                                       225,000

NMXS.com, INC. AND SUBSIDIARIES
(a development stage enterprise)
Notes to Consolidated Financial Statements
June 30, 2001
(unaudited)

NOTE A - ORGANIZATION AND OPERATIONS

NMXS.com, Inc. (formerly Conserve, Inc.) and its wholly-owned subsidiaries
(collectively "the Company"), operates with two business segments that develop and market proprietary internet technology-based software for the management of digital high-resolution graphic images, video clips and audio recordings.
The Company believes that its software has major applications for the media, advertising, publishing, medical, entertainment, e-commerce and university markets.

In August 1999, NMXS.com, Inc., then a non-operating public corporation with nominal net assets acquired all of the outstanding common stock of New Mexico
Software, Inc. ("NMS") in a transaction that gave the stockholders of NMS actual control of the combined company.  For accounting purposes, the acquisition was treated as a capital stock transaction rather than a business combination. This transaction was recorded as a recapitalization of NMS with
NMS as the acquirer ("Reverse Acquisition") and no goodwill or other intangible was recognized.  The historical financial statements prior to the date of the reverse acquisition are those of NMS with the accounting acquirer's capital deficiency prior to the acquisition having been retroactively restated (i.e. recapitalized) for the equivalent number of shares received in the transaction and the difference between the par value of
Conserve's and NMS's stock recorded as an offset to additional paid-in capital.  The historical deficit accumulated during the development stage of
NMS was carried forward after the reverse acquisition.  Loss per share reflects the restatement for the number of equivalent shares received by NMS's stockholders.

NMS, a New Mexico corporation, was formed in April 1996.  NMS was formed to develop and market proprietary internet technology-based software as currently conducted by the Company.

On August 3, 1999, Conserve, Inc. issued to the stockholders of NMS 11,880,000 shares of Conserve's common stock in exchange for all of the shares of NMS with NMS becoming a wholly-owned subsidiary of Conserve.  In connection with this transaction, Conserve, Inc. changed its name to NMXS.com, Inc.

During April 2000, the Company purchased 100% of the capital stock of Working
Knowledge, Inc., a Kansas corporation with its office in California, for a total price of $152,000. The business combination has been accounted for using the purchase method. Tangible assets purchased were of nominal value. Working
Knowledge, Inc. provides services which are necessary to prepare, enter, and maintain the customer's data on the Company's image management system. Prior to its purchase, the Company serviced certain customers jointly with Working
Knowledge, Inc. and shared the revenue resulting from this service equally.
The Company recorded goodwill of $150,000 in connection with the acquisition.
The accompanying financial statements include the results of operations of
Working Knowledge, Inc. commencing April 1, 2000 (date of acquisition).

The Company conducts its operations primarily in the United States.

There is no assurance that the Company's research and development and marketing efforts will be successful, or that the Company will achieve significant sales of any such products.  Since its inception as a development stage enterprise, the Company has incurred net losses and negative cash flows from operations.  In addition, the Company operates in an environment of rapid change in technology and is dependent upon the services of its employees and its consultants.  If the Company is unable to successfully bring its technologies to commercialization, it is unlikely that the Company could continue its business.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company will continue to require the infusion of capital until operations become profitable.  During 2001, the Company anticipates raising additional capital, increasing revenues and continuing to monitor their expenses.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]     Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material inter-company accounts and transactions have been eliminated.

NMXS.com, INC. AND SUBSIDIARIES
(a development stage enterprise)
Notes to Consolidated Financial Statements
June 30, 2001
(unaudited)

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

Prior to the acquisition of NMS by NMXS.com, Inc., NMS was an S corporation as defined in the Internal Revenue Code.  Upon the consummation of this transaction, NMS Subchapter S status was terminated.  The accumulated loss through the date of acquisition, which amounted to $32,000, was reported on the individual income tax return of the former stockholder of NMS and therefore is not available to the Company.

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
Weighted average number of shares at June 30, 2001 includes 316,656 issuable shares.  All potentially dilutive securities have been excluded from the computations since they would be antidilutive; however, these dilutive securities could potentially dilute basic earnings per share in the future.

[7]     Research and development expenses:

Costs of research and development activities are expensed as incurred.

[8]     Advertising expenses:

The Company expenses advertising costs, which consist primarily of direct mailings, promotional items and print media, as incurred.  Advertising expenses amounted to $16,000, $79,000 and $173,000 for the six months ended
June 30, 2001 and 2000 and the cumulative period April 2, 1996 (inception)
through June 30, 2001, respectively.  Advertising expenses for the three months ended June 30, 2001 and 2000 were $8,000 and $32,000, respectively.

NMXS.com, INC. AND SUBSIDIARIES
(a development stage enterprise)
Notes to Consolidated Financial Statements
June 30, 2001
(unaudited)

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

[11]     Software development:

The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the
Costs of Computer Software to be Sold, Leased or Otherwise Marketed".  As
such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs.  Technological feasibility is generally achieved upon satisfactory beta test results.  Upon achieving technological feasibility, programming costs are capitalized and amortized over the economic useful life, which is estimated to be two years.
There were no capitalized software development costs as of June 30, 2001.

[12]     Rental expense:

The Company has recognized the total minimum rental payments due under the lease on a straight-line basis over the lease term.  As of June 30, 2001, the
Company has a prepaid rent asset of $19,000.

[13]     Goodwill:

Goodwill resulting from the acquisition of Working Knowledge, Inc., accounted for as a purchase, is being amortized on a straight-line basis over 5 years.
The carrying value of goodwill is analyzed when events and circumstances warrant such a review.  Such analysis is based upon the expected future cash flows of Working Knowledge, Inc.  Amortizations of approximately $16,000 and
$1,000 have been included in general and administrative expenses for the six months ended June 30, 2001 and 2000, respectively.  Amortization for the three months ended June 30, 2001 and 2000 are approximately $8,000 and $1,000 respectively

[14]    Interim financial statements:

Financial statements as of June 30, 2001 and the six months ended June 30,
2001 and 2000 and the respective amounts included in the period from inception
April 2, 1996 are unaudited but in the opinion of management, the financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the comparative financial position and results of operations.  Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.

NOTE C - RESTRICTED CASH

The Company has a certificate of deposit in the amount of $40,000 to collateralize a note payable.  Interest is compounded on a quarterly basis at an annual percentage yield of 6.0%.

NOTE D - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of June 30, 2001 consists of the following:

Computers                               $246,000
Furniture, fixtures and equipment        176,000
Leasehold improvements                    84,000
                                        --------
                                         506,000

NMXS.com, INC. AND SUBSIDIARIES
(a development stage enterprise)
Notes to Consolidated Financial Statements
June 30, 2001
(unaudited)

Accumulated depreciation                (142,000)

                                        $364,000

NOTE E - NOTES PAYABLE

The Company has a $37,000 promissory note expiring on August 31, 2001.  The principal balance and all accrued, unpaid interest is due on this date.
Interest is payable on a quarterly basis at a rate of 8.0% per annum.

The Company has a promissory note payable, which matures on July 24, 2001 in the amount of $300,000 for working capital requirements. The loan is collateralized by substantially all of the Company's assets and personally guaranteed by an officer of the Company as well as an outside investor. The outside investor was issued 250,000 shares of the Company's common stock valued at approximately $187,500 in exchange for the personal guarantee.
Interest is payable at maturity at a variable rate of prime plus 1%.  The due date of the note has been extended to January 24, 2002 at a rate of prime plus
1%, but with a minimum rate of 8%.  The current rate is 8%.

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
June 30, 2001
(unaudited)

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

In May 2000, the Chief Executive Officer, who is a principal stockholder of the Company, transferred 75,000 shares to a lessor of the Company for future rent obligations and certain leasehold improvements. As a result of this transaction, the Company recognized a credit to additional paid-in capital of
$109,000, representing the fair value of the stock exchanged. The Company reimbursed the officer by the issuance of 75,000 of the Company's common stock.

During the six months ended June 30, 2001, the Company effected the following stock transactions:

During January, the Company borrowed $300,000 for working capital requirements. The loan is collateralized by substantially all of the Company's assets and personally guaranteed by an officer of the Company as well as an outside investor.  The outside investor was issued 250,000 shares of the
Company's common stock valued at approximately $187,500 in exchange for the personal guarantee.

During May, the Company sold 287,500 shares of its common stock for $115,000.
The shares have not yet been issued and are included as issuable in the financial statements.

One of the Company's employees agreed to be partially compensated for his salary during the six months ended June 30, 2001 by accepting payment in the form of the Company's common stock.  Approximately $12,000 is included in general and administrative expense with a total of 29,155 shares of the
Company's common stock included as issuable in the accompanying financial statements.

The Company has agreed to issue 75,000 shares of common stock, valued at approximately $42,000, for professional services provided to the Company.  The shares have not yet been issued and are included as issuable in the financial statements.

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
June 30, 2001
(unaudited)

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

Disclosures required by Statement of Financial Accounting Standards No. 123,
"Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation prescribed therein are shown below.  Exercise prices and weighted-average contractual lives of stock options outstanding as of June 30,
2001 are as follows:

        Options      Outstanding                        Options    Exercisable
Exercise     Number          Weighted            Weighted   Number       Exercise
Price        Outstanding     Average             Average    Exercisable  Price
             Remaining       Exercise
             Contractual     Price
             Life

$0.2800       300,000          4.7               $0.2800    300,000     $0.2800
0.3125         60,000          4.7                0.3125     60,000     0.3125
0.3900        150,000          9.7                0.3900          0     0.3900
0.5000        300,000          9.7                0.5000          0     0.5000
0.6100         60,000          4.8                0.6100     60,000     0.6100
0.7500        452,000          3.1                0.7500     90,000     0.7500
0.7700         71,000          7.2                0.7700          0     0.7700
0.8250        120,000          3.1                0.8250     24,000     0.8250
1.2500        255,000          4.9                1.2500    128,000     1.2500
1.4900         35,000          10                 1.4900          0     1.4900
1.6250        400,000          8.8                1.6250     92,000     1.6250
2.1250        234,000          4.8                2.1250    117,000     2.1250

Summary of Options Granted and Outstanding:

                                                  Six Months Ended June 30,
                                                   2001             2000
                                   Shares     Weighted       Shares      Weighted
                                              Average                    Average
                                              Exercise                   Exercise
                                              Price                      Price

Options:
Outstanding at beginning of year   1,593,000     $1.33     572,000       $0.77
Granted                              988,000      0.47     708,000        1.84
Cancelled/Forfeited                  144,000      1.59           0

Outstanding at end period          2,437,000     $0.79   1,280,000       $1.36

NMXS.com, INC. AND SUBSIDIARIES
(a development stage enterprise)
Notes to Consolidated Financial Statements
June 30, 2001
(unaudited)

During the year ended December 31, 1999, the Company issued 647,000 options of which 75,000 options were cancelled in 1999.  The most recent quoted market price of the Company's common shares was $3 per share at the date of grant.
The total fair value of such options approximated $1,391,000. There were no options outstanding prior to August 3, 1999. Through December 31, 2000,
114,000 of the 572,000 options have vested.  Charges for the 67,000 options that vested during 2000 and the 47,000 options that vested during 1999 included in the statements of operations for the three months ended June 30,
2001 and 2000 in general and administrative expenses are approximately $89,000 and $160,000, respectively; and $179,000 and $320,000 for the six months ended
June 30, 2001 and 2000, respectively.

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

During April 2000, the Company entered into an agreement with a third party to provide legal services to the Company in exchange for an initial grant of
150,000 options at an exercise price of $1.625, equal to the fair value of the common stock.  In accordance with the agreement, legal counsel earns as a retainer fee an automatic vesting of 1,000 options each month services are rendered and earns additional vesting of stock options for services rendered based on a calculation defined in the agreement.  The fair value of each of these options has been estimated on the date of grant using the Black-Scholes option pricing model.  The weighted average fair value of these options was
$1.62.  The following assumptions were used in computing the fair value of these option grants.  Weighted average risk-free interest rate of 5.99%; zero dividend yield, volatility of the Company's common stock of 218% and an expected life of the options of ten years.  For the six months ended June,
2001 and 2000 options valued at approximately $30,000 and $14,000, respectively, were earned and are reflected in general and administrative expenses.  For the three months ended June, 2001 and 2000 options valued at approximately $18,000 and $14,000, respectively, were earned and are reflected in general and administrative expenses.

During April 2000, the Company entered into an independent account representative agreement with a third party to provide outside sales services to the Company in exchange for a grant of 250,000 options at an exercise price of $1.625, equal to the fair value of the common stock.  In accordance with the agreement, 50,000 options vested as of the effective date of the agreement and additional stock options vest based on services rendered as defined in the agreement.  The fair value of each of these options has been estimated on the date of grant using the Black-Scholes option pricing model.  The weighted average fair value of these options was $1.62.  The following assumptions were used in computing the fair value of these option grants.  Weighted average risk-free interest rate of 5.99%; zero dividend yield, volatility of the
Company's common stock of 218% and an expected life of the options of ten years.  Options valued at approximately $50,000 were earned and are included in general and administrative expense for the three months ended June 30,
2000.  No options have been subsequently earned.

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

NMXS.com, INC. AND SUBSIDIARIES
(a development stage enterprise)
Notes to Consolidated Financial Statements
June 30, 2001
(unaudited)

During the six months ended June 30, 2001, the Company granted the following stock options:

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
of the options of ten years.

During March, 2001, the Company granted 60,000 stock options to a member of the Board of Directors with an exercise price of $.3125, equal to the fair value of the common stock, with a contractual life of five years and a thirty day vesting period from the date of grant.  The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model.  The weighted average fair value of these options was $.3125.  The following assumptions were used in computing the fair value of these option grants.  Weighted average risk-free interest rate of 4.64%; zero dividend yield, volatility of the Company's common stock of 247% and an expected life of the options of five years.  Options valued at approximately $19,000 were earned and are included in general and administrative expense for the three months and six months ended June 30, 2001.

During April, 2001, the Company granted 300,000 stock options for outside financial consulting services with an exercise price of $.28, equal to the fair value of the common stock, with a contractual life of five years, exercisable as of the date of grant.  The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model.
The weighted average fair value of these options was $.28.  The following assumptions were used in computing the fair value of these option grants.
Weighted average risk-free interest rate of 4.64%; zero dividend yield, volatility of the Company's common stock of 247% and an expected life of the options of five years.  Options valued at approximately $84,000 were earned and are included in general and administrative expense for the three months and six months ended June 30, 2001.

During April, 2001, the Company granted 150,000 stock options for outside consulting services with an exercise price of $.39, $.11 more than the fair value of the common stock, with a contractual life of ten years and a two year vesting period, 50% at the end of each one year period from the date of grant.  The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $.28.  The following assumptions were used in computing the fair value of these option grants. Weighted average risk-free interest rate of 5.14%; zero dividend yield, volatility of the Company's common stock of 247% and an expected life of the options of ten years.  Options valued at approximately $5,000 were earned and are included in general and administrative expense for the three months and six months ended June 30,
2001.

During April 2001, the Company granted 300,000 stock options to an employee with an exercise price of $.50, $.25 over the fair value of the common stock, with a contractual life of ten years and a two year vesting period, 50% at the end of each one year period from the date of grant.  The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $.25.  The following assumptions were used in computing the fair value of these option grants. Weighted average risk-free interest rate of 6.05%; zero dividend yield, volatility of the Company's common stock of 247% and an expected life of the options of ten years.

During April, 2001, the Company granted 60,000 stock options for professional services with an exercise price of $.61, equal to the fair value of the common stock, with a contractual life of five years, excusable as of the date of grant.  The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model.  The weighted average fair value of these options was $.61.  The following assumptions were used in computing the fair value of these option grants.  Weighted average risk-free interest rate of 4.76%; zero dividend yield, volatility of the Company's common stock of 247% and an expected life of the options of five years.  Options valued at approximately $36,000 were earned and are included in general and administrative expense for the three months and six months ended June 30,
2001.

During June 2001, the Company granted 35,000 stock options to an employee with an exercise price of $1.49, $.84 over the fair value of the common stock, with a contractual life of ten years and a vesting period of 50% at the end of five months and 50% at the end of seventeen months.  The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $.65.  The following assumptions were used in computing the fair value of these option grants.  Weighted average risk-free interest rate of 6.05%; zero dividend yield, volatility of the Company's common stock of 247% and an expected life of the options of ten years.

NMXS.com, INC. AND SUBSIDIARIES
(a development stage enterprise)
Notes to Consolidated Financial Statements
June 30, 2001
(unaudited)

The following table summarizes the pro forma operating results of the Company for the six months ended June 30, 2001 had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS
No. 123.

               Pro forma net loss available to common stockholders  $(1,632,000)

               Pro forma basic and diluted loss per share               $(.08)

As of June 30, 2001, the Company has reserved 6,590,000 shares of its common stock for issuance upon exercise of stock options and warrants.

NOTE G - INCOME TAXES

The significant components of the Company's deferred tax asset as of June
30, 2001 are as follows:

Deferred income tax asset:
Net operating losses carryforwards     $  1,787,000
Deferred compensation                       366,000
Other                                        18,000
                                          2,171,000
Valuation allowance                      (2,171,000)

Net deferred tax asset                 $          0

The significant components of the provision for income taxes for the six months ended June 30, 2001 and 2000 are as follows:

                                                  2001           2000

Deferred:
Federal                                     $  (625,000)     $  (389,000)
State                                          (117,000)         (73,000)
Change in valuation allowance                   742,000          462,000

Total deferred income taxes                 $         0      $     0

As of June 30, 2001, the Company has net operating loss carryforwards of approximately $4,710,000 for federal income tax purposes, which expire through
2020.  In the event of potential future ownership changes (Note A), Internal
Revenue Code Section 382 limits the amount of such net operating loss carryforward available to offset future taxable income.

The difference between the statutory federal income tax rate on the Company's pre-tax loss and the Company's effective income tax rate is summarized as follows:

                                                          2001       2000

Statutory federal income tax rate                        34.0%       34.0%
Increase in valuation allowance                         (53.1)      (36.3)
Other                                                    19.1         2.3

Effective income tax rate                                 0%          0%

NOTE H - RELATED PARTY TRANSACTIONS

Officer loans:

Represents advances to the Chief Executive Officer who is a principal stockholder of the Company which bears interest at 7% per annum.  The amount is to be repaid by December 31, 2001

NMXS.com, INC. AND SUBSIDIARIES
(a development stage enterprise)
Notes to Consolidated Financial Statements
June 30, 2001
(unaudited)

Officer compensation:

During 1999, the Company recorded the fair value of services provided by the
Company's chief executive officer in the amount of $120,000 in the statement of operations with a corresponding increase to additional paid-in capital.

Management Services:

An officer and stockholder of a significant stockholder was hired in September
1999 and provides management and consulting services to the Company.  The amount charged to operations for the six months and three months ended June
30, 2000 were $30,000 and $15,000, respectively.  No salary has been charged to operations for the six months ended June 30, 2001.

Rent:

In May 2000, the Chief Executive Officer, who is a principal stockholder of the Company, transferred 75,000 shares to a lessor of the Company for future rent obligations and certain leasehold improvements. As a result of this transaction, the Company recognized a credit to additional paid-in capital of
$109,000, representing the fair value of the stock exchanged. The Company has reimbursed the officer by the issuance of 75,000 of the Company's common stock.

NOTE I - COMMITMENTS

Leases
The Company leases office space, equipment and automobiles under operating leases.  Future minimum lease payments as of June 30, 2001 are as follows:

Twelve Months
Ending
June 30,

2002      $144,000
2003       142,000
2004       107,000
2005        44,000

Rent expense for the six months ended June 30, 2001 and 2000 amounted to
$90,000 and $86,000 respectively.

Lease expense for the three months ended June 30, 2001 and 2000 amounted to
$45,000 and $55,000, respectively.

Employment agreement:

On December 10, 1999, the Company entered into an employment and noncompetition agreement with a stockholder to act in the capacity of
President and Chief Executive Officer.  The term of the employment agreement is for three years and the noncompetition agreement is for one year with both agreements commencing on January 1, 2000.  The agreement allows for a one year renewal option unless terminated by either party.  Base salary is $120,000 per annum with available additional cash compensation as defined in the agreement.  Compensation under this agreement of $60,000 and $30,000 is included in general and administrative expenses for the six months and the three months ended June 30, 2000, respectively. No compensation has been charged to operations for the six months ended June 30, 2001.

NOTE J - MAJOR CUSTOMERS

During the six months ended June 30, 2001 three customers accounted for 16%,
13%, and 11% of the Company's revenue.

During the six months ended June 30, 2000, two customers accounted for 21% and
12% of the Company's revenue.

During the three months ended June 30, 2001, two customers accounted for 29% and
13% of the Company's revenue.  During the three months ended June 30, 2000, three customers accounted for 28%, 15% and 14% of the Company's revenue.

NMXS.com, INC. AND SUBSIDIARIES
(a development stage enterprise)
Notes to Consolidated Financial Statements
June 30, 2001
(unaudited)

As of June 30, 2001, balances due from three customers comprised 30%, 18% and
16% of total accounts receivable.  As of June 30, 2000, a balance due from one customer comprised 20% of total accounts receivable.

NOTE K - PRO FORMA FINANCIAL INFORMATION

The following pro forma information is provided to reflect the consolidated operations of the Company and its subsidiaries for the six months and the three months ended June 30, 2000, assuming that the purchase of Working
Knowledge, Inc. which occurred April 2000 was consummated at the beginning of the period.

                          2000

Sales                $    457,000
Net loss               (1,297,000)
Loss per share              (0.06)

NOTE L - CONSULTING AGREEMENT

The Company has entered into an agreement with a company to provide consulting and public relation services.  An initial term of three months commencing
April 1, 2001 has been agreed to by the parties.  After the initial term, the agreement will continue until terminated by either party upon ten days prior written notice.  The consultant received an initial fee of 150,000 shares of
Manhattan Scientifics, Inc. stock.  In consideration of furnishing this initial fee, the Company agreed to issue 1,500,000 Series C warrants to
Manhattan Scientifics, Inc. (see Note F).  In addition, a monthly fee of
15,000 shares will be furnished during the term of agreement, and incentive shares based upon increases in the number of shareholders and the trading volume of the shares, increased market capitalization, and eligibility for listing on NASDAQ.  $267,000 has been included in the general and
administrative expense for the three months ended June 30, 2001.   The
agreement was terminated as of June 30, 2001.

NOTE M - REPORTABLE SEGMENTS

Management has elected to identify the Company's reportable segments based on separate legal entities.  NMS derives revenues from the development and marketing proprietary internet technology-based software and Working
Knowledge, Inc. provides data maintenance services related to NMS image management system.  Information related to the Company's reportable segments for the three months ended June 30, 2001 is as follows:

                                   NMS     Working Knowledge, Inc.     Total

Revenues                     $  408,000       $         183,000       $   591,000

Cost of services                193,000                  95,000           288,000
General and administrative    1,431,000                  67,000
1,498,000
Research and development        188,000                       -           188,000

Other Income (Expense)          (14,000)                      -           (14,000)

Operating (loss)
Income                       (1,418,000)                 21,000        (1,397,000)

Total assets                 $  738,000       $         368,000       $ 1,106,000

Prior to acquisition of Working Knowledge, Inc., in April 2000, the Company
operated within one business segment.

NMXS.com, INC. AND SUBSIDIARIES
(a development stage enterprise)
Notes to Consolidated Financial Statements
June 30, 2001
(unaudited)

NOTE N - SUBSEQUENT EVENT

On July 30, 2001, the Company adopted the 2001 Stock Issuance Plan ("Plan").
The Plan provides for a stock issuance program under which persons may be issued shares of the Company's common stock by the immediate purchase of such shares or as a bonus for either past service to the Company or any of its subsidiaries, or as an incentive to accept employment or a board position with the Company or any of its subsidiaries.  There are 800,000 shares of the
Company's common stock authorized for stock grants under the Plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     COMPANY OVERVIEW

     We continue to do business under the name "New Mexico Software."  Our core database software AssetWare(TM) was released at two major entertainment companies, MGM and Paramount, during the quarter ended June 30, 2001.  Since the software release, several companies, including Honeywell, CBS Broadcast International,
Studios USA, and other major entertainment firms, have made commitments to license the software.  Management believes the revenues generated from the licensing will have a material affect on the third and fourth quarters of this year.
At one customer, more than ten divisions will have contracted to have
NMxS manage their media content.

     We are continuing to develop innovative content management solutions.  We are installing the infrastructure to store massive amounts of data using a
Sony Petasite.  The device being installed is one of the largest in North
America and it has the capacity to store up to 29 petabytes of medical records and video programming on line.  During the quarter ended June 30, 2001, we installed in the building that we occupy additional Internet communications to increase our bandwidth capacity to service more customers and provide faster distribution for customer files.

     VOD (Video on Demand), a technology that promises to show full length movies and entertainment on demand, is another area for which we are developing products based on our AssetWare(TM) content management program.  Our
VOD project is scheduled to be demonstrated as a first proof of concept in
September 2001.

     We have partnered with a privately held firm to convert video content from analog to digital using the MPEG2 format.  Our first studio project to convert a combination of movies, drama, and sitcom television programming has been completed.  We are currently in negotiations with two video companies who manage golf and auto racing content to store video programming.

     We are the first company to announce verbal metadata searching using Fast
Talk and our Integraph Render Rax cluster for parallel processing of video/audio metadata.  Metadata is the way content needs to be labeled in order to find information placed in an AssetWare(TM) database.  Our product creates metadata without human intervention.  The automatic process converts the words in the file and is searchable by a standard web browser.

     Nearly all businesses have a significant investment in their creation, maintenance and ability to reproduce these assets for other users.  The growing importance of a computerized organizational strategy has produced a large demand for efficient tools and rapid distribution methods.  Our products were designed to address this growing market need.

     We have developed nine separate products for media asset management,
Internet image viewing, and enhanced email requiring no special software beyond a standard Web browser and Internet connection. We are also an application service provider.  This means that we develop customized applications hosted on our servers for customers.

     Through the acquisition of Working Knowledge in April 2000, we also provide content preparation and fulfillment.  This aspect of our business specializes in high volume image scanning, metadata schema, HTML design and consulting services and continues to grow.

     During the quarter ended June 30, 2001, our image management and viewing software was installed and tested in the medical industry.  A pilot program finished in the last quarter was launched in July at several nationwide hospitals for the purpose of recording endoscopic procedures and maintaining the medical records at our storage facilities in New Mexico.  The pilot test will be completed during the next few months.  Contract talks have begun with a major medical company which plans to purchase a mass distribution license of a "light" version of AssetWare(TM).  Current negotiations, if successful, will result in materially affecting our revenues during the next 18 months.

     The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes appearing elsewhere in this Form
10-QSB.

RESULTS OF OPERATIONS

Three months ended June 30, 2001 compared to three months ended June 30, 2000.

     Total revenues for the three months ended June 30, 2001 increased 493.8%
to $316,000 as compared to $64,000 for the three months ended June 30, 2000.
This increase in revenues is the result of an increase in the number of new products released and in an increase in the number of new customers.

     The acquisition of Working Knowledge, Inc. as of April 1, 2000, contributed approximately 23% of  our consolidated revenues for the three months ended
June 30, 2001.  Total revenues for the three months ended June 30, 2001 increased to $316,000 as compared to $64,000 for the three months ended June
30, 2000.  Working Knowledge, Inc. contributed $73,000 of the consolidated
$316,000 revenues for the three months ended June 30, 2001.  Our operations without Working Knowledge, Inc. resulted in an increase in revenues of
$214,000 to $243,000 for the three months ended June 30, 2001, as compared to
$29,000 for the three months ended June 30, 2000.  This increase in revenues is the result of an increased number of products and customers.

     The Cost of services for the three months ended June 30, 2001, represented 54%
of sales of $316,000 as compared to 62% of sales of $64,000 for the three months ended June 30, 2000.  As installations have been completed, the amount of ongoing support required to maintain the systems has been reduced.

     Total general and administrative expenses have increased 58% to $960,000 for the three months ended June 30, 2001, as compared to $606,000 for the three months ended June 30, 2000.  This includes non-cash expenses resulting from the issuance of common stock and common stock options of approximately
$288,000.  $90,000 of this $288,000 represents the expense of incentive stock options issued during 1999; stock options expense for legal services, investor relations services and consulting services totals $186,000; and common stock issuable for employee salary totals $12,000.  During the three months ended
June 30, 2000, non-cash expenses resulting from the issuance of common stock and common stock options approximated $224,000, consisting of $120,000 for the expense of incentive options issued during 1999 and $64,000 of stock options expense for legal and sales services.

     We have undertaken various cost-cutting measures, primarily in the area of personnel costs, which included top management.  As a result, total administrative salaries have decreased for the three months ended June 30,
2001, by approximately $61,000 compared to the three months ended June 30,
2000 . Advertising expense and travel expense were also areas in which major cost savings were achieved, with decreases of  $22,000 and $12,000, respectively.

     Total research & development expenses decreased 13% to $97,000 for the three months ended June 30, 2001, as compared to $111,000 for the three months ended
June 30, 2000, reflecting an increased allocation of resources to the cost of services as more customers and sites became operational.

Six months ended June 30, 2001 compared to six months ended June 30, 2000.

     The acquisition of Working Knowledge, Inc. as of April 1, 2000, contributed approximately  31% of  our consolidated revenues for the six months ended June
30, 2001.  Working Knowledge, Inc. contributed approximately 21% of our consolidated revenues for the six months ended June 30, 2000.

     Total revenues for the six months ended June 30, 2001, increased to $591,000 as compared to $168,000 for the six months ended June 30, 2000.  Working
Knowledge, Inc. contributed $183,000 of the consolidated $591,000 revenues for the six months ended June 30, 2001.  Our operations without Working Knowledge,
Inc. resulted in an increase in revenues of $275,000 to $408,000 for the six months ended June 30, 2001, as compared to $133,000 for the six months ended
June 30, 2000.  This increase in revenues is the result of an increased number of products and customers.

     Although the cost of services for the six months ended June 30, 2001, increased 146% to $288,000, as compared to $117,000 for the six months ended
June 30, 2000, the percentage of sales revenues has decreased from approximately 70% to approximately 49%.  As installations have been completed, the amount of ongoing support required to maintain the systems has been reduced.

     Total general and administrative expenses have increased 28% to $1,498,000 for the six months ended June 30, 2001, as compared to $1,169,000 for the six months ended June 30, 2000.  This includes Working Knowledge, Inc. expenses of approximately $67,000 and non-cash expenses resulting from the issuance of common stock and common stock options of approximately $820,000.  $179,000 of this $820,000 represents the expense of incentive stock options issued during
1999; stock options expense for legal services, investor relations services and consulting services totals $442,000; common stock issued for a loan guarantee fee totals $187,000; and common stock issuable for employee salary totals $12,000.  During the six months ended June 30, 2000, Working Knowledge,
Inc. expenses were approximately $22,000 and non-cash expenses resulting from the issuance of common stock and common stock options approximated $384,000, consisting of $320,000 for the expense of incentive options issued during 1999 and $64,000 of stock options expense for legal and sales services.

     We have undertaken various cost-cutting measures, primarily in the area of personnel costs, which included top management.  Total staff, excluding
Working Knowledge, Inc, has been decreased from 22 employees to 17 employees.
Advertising expense and travel expense were also areas in which major cost savings were achieved, with decreases of  $63,000 and $31,000, respectively.

     Total research & development expenses decreased 1% to $188,000 for the six months ended June 30, 2001, as compared to $190,000 for the six months ended
June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001

We have no material commitments for capital expenditures as of June 30, 2001.

Operating activities for the six months ended June 30, 2001, resulted in a net cash decrease of $384,000.  We had a net loss for the three months of $1,397,000.
This was adjusted for non-cash items of $883,000 and changes in current assets and liabilities, which resulted in a decrease of $130,000.  Non-cash items consist stock options issued for various services of $442,000, incentive stock options of $179,000, common stock issued for a loan guarantee fee of
$187,000, and common stock issuable for employee salary of $12,000.  Changes in current assets and liabilities consist of an increase in accounts receivable of $148,000, a decrease in estimated earnings in excess of billings on uncompleted contracts of $143,000, a net increase in other current assets of $9,000, an increase in accounts payable and accrued expenses of $175,000, and a net decrease in billings in excess of estimated earnings on uncompleted contracts of $31,000.

We acquired an investment in the common stock of Manhattan Scientifics, Inc., one of our principal shareholders, in exchange for the issuance of 1,500,000 warrants.  That investment was utilized as payment of an initial fee to a firm which provided consulting and public relation services to us.

During the six months ended June 30, 2001, we obtained financing for a working capital credit line of  $350,000.  As of June 30, 2001, after repayment of
$50,000, we owed a balance of $300,000.  During May 2001, we sold 187,500 share of common stock for a total of $115,000.

Cash requirements for the twelve months ended June 30, 2002, will be largely dependent on our success in selling our products and services.  We estimate that our research and development, marketing, support for existing sites and administrative expenses necessary to support our operation will require approximately $1,700,000.  We have entered into a pilot test program for medical imaging technology which we believe will contribute to additional revenues and provide market expansion for the remainder of 2001.  We estimate that future revenues from contracts currently in place as well as new contracts and collection of receivables of approximately $371,000, together with anticipated financing and the issuance of common stock in lieu of cash payment for certain services rendered to the Company, will provide the necessary cash to meet our requirements.

Should our projected revenues not be achieved, we may be required to further reduce our expenses and possibly restrict or eliminate planned product development and marketing. There is no assurance that additional financing will be available to us.  This could hamper potential business opportunities or our response to competitive pressures.  Should these situations occur, they could have a material adverse affect to our operations and financial condition.

FORWARD-LOOKING STATEMENTS

This report contains statements that plan for or anticipate the future.
Forward-looking statements include statements about the future of operations involving the management of large volumes of media or digital material, statements about our future business plans and strategies, and most other statements that are not historical in nature.  In this report forward-looking statements are generally identified by the words -anticipate,- -plan,-
-believe,- -expect,- -estimate,- and the like.  Although we believe that any forward-looking statements we make in this report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include the following:

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
OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2001, the following securities were sold by us without registering the securities under the Securities Act:

     -     During the quarter we granted options to purchase 845,000 shares to eight persons as bonuses or services rendered for us.  Of these, 785,000 were granted to seven persons under our Stock Option Plan. The options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2), as transactions by an issuer not involving any public offering.  No form of general solicitation was used in connection with such grants. No underwriting discounts or commissions were paid in connection with the grants.  Each of the non-accredited persons was believed by management to be sophisticated at the time of the grant and each person was believed to have had access to the kind of information normally provided in a prospectus.

     -     In May 2001 we sold 287,500 shares to two accredited investors for cash proceeds of $115,000. The shares were sold without registration under the
Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2), as transactions by an issuer not involving any public offering.  No form of general solicitation was used in connection with such sales. No underwriting discounts or commissions were paid in connection with these sales.

     -     Pursuant to the terms of our agreement with Stockbroker Associates
Corporation, a Delaware corporation, we are to issue 75,000 shares for consulting services performed by this entity during the period ended June 30,
2001. The shares are being issued without registration under the Securities
Act by reason of the exemption from registration afforded by the provisions of
Section 4(2), as a transaction by an issuer not involving any public offering.  No form of general solicitation is being used in connection with such issuance. No underwriting discounts or commissions are being paid in connection with this issuance.  Management believes that the representatives of this entity are sophisticated and have had access to the kind of information normally provided in a prospectus.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 5, 2001, shareholders owning a majority of the outstanding shares of common stock approved by written consent the reelection of Richard
Govatski, Marvin Maslow, and Scott L. Bach as directors, each to serve until his successor is elected and qualified or until his earlier resignation or removal. At the close of business on April 5, 2001, the date on which the consent approving the reelection of directors was signed by  shareholders holding a majority of the voting power of our company, we had outstanding
20,983,836 shares of common stock, each outstanding share entitled to one vote per share.  Richard Govatski and Manhattan Scientifics, Inc., shareholders owning an aggregate of 10,571,800 shares (50.38%) of our common stock, consented to the approval of the reelection of the existing directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.  No exhibits are attached to this report.

(b)     Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 2001.

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NMXS.com, INC.

Date: August 16, 2001                    By
                                              /s/ Richard Govatski, President

Date: August 16, 2001                    By

                                              /s/ Teresa Dickey, Principal Financial Officer