Form 10QSB
period 2001-09-30
NMXS COM INC
filed 2001-11-14
CIK 1101865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

     FORM 10-QSB

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date:  At October 16, 2001, there were 22,157,639 shares of the Registrant's Common Stock outstanding.

PART I
FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

NMXS.COM, INC. AND SUBSIDIARIES
(a development stage enterprise)
Consolidated Balance Sheet
September 30, 2001
(unaudited)

ASSETS
Current assets:
Cash and cash equivalents                                                        $9,000
Restricted cash                                                                  41,000
Accounts receivable, less allowance for doubtful accounts of $40,000            558,000
Estimated earnings in excess of billings on uncompleted contracts                61,000
Prepaid expenses and other assets                                                59,000
Officer loans                                                                    32,000
                                                                              ---------
Total current assets                                                            760,000

Furniture, equipment and improvements - net                                     332,000
Security and other deposits                                                      23,000
Goodwill                                                                        105,000
                                                                              ---------
                                                                             $1,220,000
                                                                              =========
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses                                          $312,000
Estimated billings in excess of earnings on uncompleted
contracts                                                                       271,000
Notes payable                                                                   340,000
                                                                              ---------
Total current liabilities                                                       923,000
                                                                              ---------
Commitments

STOCKHOLDERS' EQUITY
Capital stock $.001 par value:
Preferred stock, authorized 500,000 shares; issued and outstanding none
Common stock, authorized 50,000,000 shares; 22,129,539 issued and outstanding    22,000
Additional paid-in capital                                                    7,459,000
Deficit accumulated during the development stage                             (7,184,000)
                                                                              ---------
Total stockholders' equity                                                      297,000
                                                                              ---------
                                                                             $1,220,000
                                                                              =========

NMXS.COM, INC. AND SUBSIDIARIES
(a development stage enterprise)
Consolidated Statements of Operations
(unaudited)

                                                            Three Months Ended
                                                            September 30,
                                                            2001               2000

Revenues                                                   $407,000            $284,000
                                                           --------            --------
Operating costs and expenses:
Cost of services                                            176,000             174,000
General and administrative                                  676,000             563,000
Research and development                                     32,000              13,000
                                                           --------            --------
Total operating costs and expenses                          884,000             750,000

Other income (expense), net:
   Interest income                                            1,000               9,000
   Interest expense                                          (9,000)             (1,000)
                                                             (8,000)              8,000
                                                           --------            --------
Net loss/comprehensive loss                               $(485,000)          $(458,000)
                                                           ========            ========

Weighted average number of common shares outstanding     21,805,000          20,734,000
                                                           ========            ========
   Basic and diluted loss per share                          $(0.02)             $(0.02)
                                                           ========            ========

NMXS.COM, INC. AND SUBSIDIARIES
(a development stage enterprise)
Consolidated Statements of Operations
(unaudited)
                                                                                     Period From
                                                                                     April 2, 1996
                                                                                     (Inception)
                                                        Nine Months Ended             Through
                                                        September 30,                 September 30,
                                                       2001          2000               2001

Revenues                                              $998,000        $452,000         $2,293,000
                                                     ---------       ---------          ---------
Operating costs and expenses:
Cost of services                                       464,000         291,000          1,023,000
General and administrative                           2,174,000       1,732,000          6,392,000
Research and development                               220,000         203,000            961,000
                                                     ---------       ---------          ---------
Total operating costs and expenses                   2,858,000       2,226,000          8,376,000
                                                     ---------       ---------          ---------
Other income (expense), net:
   Interest income                                       4,000          47,000             82,000
   Interest expense                                    (26,000)         (2,000)           (30,000)
                                                       (22,000)         45,000             52,000
                                                     ---------       ---------          ---------
Net loss/comprehensive loss                        $(1,882,000)    $(1,729,000)       $(6,031,000)
                                                     =========       =========          =========

Weighted average number of common shares
 outstanding                                        21,335,000      20,555,000
                                                     =========       =========

Basic and diluted loss per share                        $(0.09)         $(0.08)
                                                     =========       =========

NMXS.COM, INC. AND SUBSIDIARIES
(a development stage enterprise)
Consolidated Statements of Stockholders' Equity (Capital
Deficiency)
(unaudited)

                                                                                                      Deficit
                                                                 Common Stock                         Accumulated
                                                                 $.001 Par Value          Additional  During the
                                                                                          Paid-In     Development
                                                                 Shares         Amount    Capital     Stage             Total

Initial issuance of shares to founder for $1,000                118,800                     $1,000                      $1,000
Balance, December 31, 1996                                      118,800                      1,000                       1,000
                                                               --------                    -------                     -------
Fair value of services provided by founder                                                  75,000                      75,000
Net loss/comprehensive loss                                                               $(77,000)    (77,000)
Balance, December 31, 1997                                      118,800                     76,000     (77,000)         (1,000)
                                                               --------                    -------     -------         -------
Fair value of services provided by founder                                                  90,000                      90,000
Net loss/comprehensive loss                                                                           (114,000)       (114,000)
Balance, December 31, 1998                                      118,800           -        166,000    (191,000)        (25,000)
                                                               --------                    -------     -------         -------
Issuance of shares - June                                     5,416,300          $5,000     95,000                     100,000
Special distribution of shares to founder - June              5,618,900           6,000     (6,000)                          -
Issuance of shares at $.75 per share for consulting
 services - July                                                726,000           1,000    544,000                     545,000
Shares deemed issued in connection with reverse
 acquisition - August                                         5,333,336           5,000     (5,000)                          -
Issuance of shares at $.75 per share, net of issuance
 costs - August                                               2,360,500           2,000  1,715,000                   1,717,000
Issuance of stock options at fair value for consulting
 services - August                                                                         267,000                     267,000
Estimated value of services provided by Founder                                            120,000                     120,000
Shares issued for legal services provided to the
 Company - December                                              20,000                     40,000                      40,000
Shares issuable at $2.94 per share for consulting services                                 147,000                     147,000
Net loss/comprehensive loss                                                             (1,687,000)                 (1,687,000)
Balance, December 31, 1999                                   19,593,836          19,000  3,083,000   (1,878,000)     1,224,000
                                                               --------         -------    -------      -------        -------
Issuance of shares at $2.94 per share for consulting
 services - January                                              50,000
Issuance of shares at $1.00 per share net of issuance
 costs -  January                                             1,090,000           1,000  1,089,000                   1,090,000
Issuance of stock options at fair value for legal services                                  38,000                      38,000
Issuance of stock options as fair value for consulting
 services - June                                                                            81,000                      81,000
Issuance of stock options at fair value for consulting services                            518,000                     518,000
Shares issuable at $1.45 for rent and leasehold improvements                               109,000                     109,000
Warrant dividend                                              1,153,000                 (1,153,000)                          -
Net loss/comprehensive loss                                  (2,271,000)                (2,271,000)
Balance, December 31, 2000                                   20,733,836          20,000  6,071,000   (5,302,000)       789,000
                                                               --------         -------    -------      -------        -------
Issuance of shares at $.75 per share for guarantee fee          250,000           1,000    186,000                     187,000
Issuance of warrants at fair market value of investment acquisition                        225,000                     225,000
Issuance of stock options at fair value for legal services                                  11,000                      11,000
Issuance of stock options at fair value for Director's fee                                  19,000                      19,000
Issuance of stock options at fair value for consulting services                             89,000                      89,000
Issuance of previously issuable shares                           75,000                                                      -
Shares issued at market value for employee compensation          29,155                     12,000                      12,000
Issuance of stock options at fair value for legal services                                  19,000                      19,000
Issuance of stock options at fair value for professional services                          215,000                     215,000
Shares issued at market value for professional services          75,000                     42,000                      42,000
Shares  issued for sales of common stock at $0.40 per share     287,500                    115,000                     115,000
Shares issued at market value for professional services         580,891           1,000    331,000                     332,000
Shares issued at market value for outside services               80,916                     40,000                      40,000
Shares issued at market value for employee compensation          17,241                     10,000                      10,000
Issuance of stock options at fair value for consulting services                             74,000                      74,000

Net loss/comprehensive loss                                                                          (1,882,000)    (1,882,000)
                                                             ----------         -------   ---------    ---------      ---------
Balance, September 30, 2001                                  22,129,539         $22,000  $7,459,000 $(7,184,000)      $297,000
                                                             ==========         =======   =========   =========      =========

NMXS.COM, INC. AND SUBSIDIARIES
(a development stage enterprise)
Consolidated Statements of Cash Flows
(unaudited)

                                                                                     Three Months Ended
                                                                                     September 30,
                                                                                     2001          2000
Cash flows from operating activities:
Net loss/comprehensive loss                                                        $(485,000)       $(458,000)
Adjustments to reconcile net loss/comprehensive loss to net cash used in operating activities:
Common stock issued for services                                                     381,000                -
Stock options issued for services                                                     74,000          112,000
Depreciation                                                                          31,000           37,000
Amortization of goodwill                                                               6,000            6,000
Changes in:
Accounts receivable                                                                 (187,000)        (139,000)
Estimated earnings in excess of billings on uncompleted contracts                    (21,000)
Prepaid expenses and other assets                                                     14,000           (3,000)
Officer advances                                                                      20,000           (1,000)
Security deposits                                                                          -                -
Accounts payable and accrued expenses                                                (36,000)          12,000
Billings in excess of estimated earnings on uncompleted contracts                    178,000            5,000
                                                                                   ---------         --------
Net cash used in operating activities                                                (25,000)        (429,000)
                                                                                   ---------         --------
Cash flows from investing activities:
Acquisition of fixed assets                                                                           (85,000)
Deposits                                                                             (13,000)               -
                                                                                   ---------         --------
Net cash used in investing activities                                                (13,000)         (85,000)
                                                                                   ---------         --------
Cash flows from financing activities:

Proceeds from note payable                                                             3,000
Restricted cash                                                                       (1,000)               -
                                                                                   ---------         --------
Net cash provided by financing activities                                              2,000                -
                                                                                   ---------         --------

Net increase (decrease) in cash and cash equivalents                                 (36,000)        (514,000)
Cash and cash equivalents, beginning of period                                        45,000          833,000
                                                                                   ---------         --------
Cash and cash equivalents, end of period                                              $9,000         $319,000
                                                                                   =========         ========
Supplemental disclosure of cash flow information:
Interest paid                                                                         $9,000

NMXS.COM, INC. AND SUBSIDIARIES
(a development stage enterprise)
Consolidated Statements of Cash Flows
(unaudited)

                                                                                                         Period from
                                                                                                         April 2, 1996,
                                                                                                         (Inception)
                                                                      Nine Months Ended                    Through
                                                                      September 30,                     September 30,
                                                                      2001          2000                    2001
Cash flows from operating activities:
Net loss/comprehensive loss                                         $(1,882,000)  $(1,729,000)           $(6,031,000)
Adjustments to reconcile net loss/comprehensive loss to
 net cash used in operating activities:
Common stock issued for rent                                                                                  47,000
Consulting fee paid by exchange for investment                          225,000                              225,000
Common stock issued for services                                        623,000                            1,355,000
Stock options issued for services                                       427,000       496,000              1,331,000
Fair value of services provided by founder                                                                   285,000
Depreciation                                                             78,000        49,000                173,000
Provision for bad debt                                                                                        40,000
Amortization of goodwill                                                 22,000        15,000                 45,000
Changes in:
Notes receivable                                                                       20,000
Accounts receivable                                                    (335,000)     (170,000)              (598,000)
Estimated earnings in excess of billings on uncompleted contracts       122,000        21,000                (61,000)
Prepaid expenses and other assets                                         3,000       (23,000)               (26,000)
Officer advances                                                         18,000        (2,000)               (32,000)
Security deposits                                                         4,000                               (9,000)
Accounts payable and accrued expenses                                   139,000        53,000                277,000
Billings in excess of estimated earnings on uncompleted contracts       147,000       (26,000)               271,000
                                                                       --------     ---------              ---------
Net cash used in operating activities                                  (409,000)   (1,296,000)            (2,708,000)
                                                                       --------     ---------              ---------

Cash flows from investing activities:
Acquisition of fixed assets                                                          (297,000)              (477,000)
Acquisition of subsidiary                                                            (150,000)              (115,000)
Deposits                                                                (13,000)       (4,000)               (13,000)
                                                                       --------     ---------              ---------
Net cash used in investing activities                                   (13,000)     (451,000)              (605,000)
                                                                       --------     ---------              ---------

Cash flows from financing activities:
Repayment of note payable                                               (50,000)                             (50,000)
Proceeds from note payable                                              353,000                              390,000
Net proceeds from sale of common stock                                  115,000     1,090,000              3,023,000
Restricted cash                                                          (1,000)       (1,000)               (41,000)
                                                                       --------     ---------              ---------
Net cash provided by financing activities                               417,000     1,089,000              3,322,000
                                                                       --------     ---------              ---------

Net increase (decrease) in cash and cash equivalents                     (5,000)     (658,000)                 9,000
Cash and cash equivalents, beginning of period                           14,000       977,000                      -
                                                                       --------     ---------              ---------
Cash and cash equivalents, end of period                                 $9,000      $319,000                 $9,000
                                                                       ========     =========              =========
Supplemental disclosure of cash flow information:
Interest paid                                                           $26,000                              $26,000

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

Due to uncertainties inherent in the estimation process it is at least reasonably possible that completion costs for programs in progress will be further revised in the near-term.

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

[8]     Advertising expenses:

The Company expenses advertising costs, which consist primarily of promotional items and print media, as incurred.  Advertising expenses amounted to $18,000,
$93,000 and $175,000 for the nine months ended September 30, 2001 and 2000 and the cumulative period April 2, 1996 (inception) through September 30, 2001, respectively.  Advertising expenses for the three months ended September 30,
2001 and 2000 were $2,000 and $15,000, respectively.

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
There were no capitalized software development costs as of September 30, 2001.

 [12]     Rental expense:

The Company has recognized the total minimum rental payments due under the lease on a straight-line basis over the lease term.  As of September 30, 2001, the Company has a prepaid rent asset of $17,000.

[13]     Goodwill:

Goodwill resulting from the acquisition of Working Knowledge, Inc., accounted for as a purchase, is being amortized on a straight-line basis over 5 years.
The carrying value of goodwill is analyzed on an annual basis.  Such analysis is based upon the expected future cash flows of Working Knowledge, Inc.
Amortization of approximately $22,000 and $15,000 has been included in general and administrative expenses for the nine months ended September 30, 2001 and
2000, respectively.  Amortization for the three months ended September 30,
2001 and 2000 is approximately $6,000 for each period.

[14]    Interim financial statements:

Financial statements as of September 30, 2001 and the nine months and three months ended September 30, 2001 and 2000 and the respective amounts included in the period from inception April 2, 1996 are unaudited but in the opinion of management, the financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the comparative financial position and results of operations.  Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.

NOTE C - RESTRICTED CASH

The Company has a certificate of deposit in the amount of $41,000 to collateralize a note payable.  Interest is compounded on a quarterly basis at an annual percentage yield of 3.875%.

NOTE D - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of September 30, 2001 consist of the following:

Computers                               $246,000
Furniture, fixtures and equipment        176,000
Leasehold improvements                    84,000

                                         506,000

Accumulated depreciation                (174,000)

                                        $332,000

NOTE E - NOTES PAYABLE

The Company has a $37,000 promissory note expiring on August 31, 2002.  The principal balance and all accrued, unpaid interest is due on this date.
Interest is payable on a monthly basis at a rate of 5.875% per annum.

The Company has a promissory note payable, which matures on January 24, 2002, in the amount of $300,000 for working capital requirements. The loan is collateralized by substantially all of the Company's assets and personally guaranteed by an officer of the Company as well as an outside investor. The outside investor was issued 250,000 shares of the Company's common stock valued at approximately $187,500 in exchange for the personal guarantee.
Interest is payable at maturity at a variable rate of prime plus 1%, but with a minimum rate of 8%.  The current rate is 8%.

The Company also has a line of credit with a maximum amount of $15,000.  As of
September 30, 2001 the balance owed is approximately $3,000.  Interest is payable monthly on the outstanding balance at a variable rate which is currently 16%.

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

During the nine months ended September 30, 2001, the Company effected the following stock transactions:

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

One of the Company's employees agreed to be partially compensated for his salary during the six months ended June 30, 2001 by accepting payment in the form of the Company's common stock.  The Company issued 29,155 shares of its common stock to the employee, and approximately $12,000 is included in the statement of operations for the nine months ended September 30, 2001.

The Company issued 17,241 shares of its common stock to an employee as additional compensation and approximately $10,000 is included in the statement of operations for the three months and the nine months ended September 30,
2001.

The Company issued 736,807 shares of its common stock for various legal and other professional services.  Approximately $414,000 has been included in the statement of operations for the three months and the nine months ended
September 30, 2001.

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

On February 20, 2001, the Company entered into a stock swap agreement with a principal corporate stockholder (a public company). The agreement provides for the exchange of cashless assignable warrants to purchase 1,500,000 shares of the Company's common stock at an exercise price of $.50 per share for 150,000 restricted shares of the stockholder's common stock. The transaction was recorded as an investment valued at $225,000, which represents the market value of the stockholder's common stock exchanged on the date of the agreement
(See Note L).

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

Disclosures required by Statement of Financial Accounting Standards No. 123,
"Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation prescribed therein are shown below.  Exercise prices and weighted-average contractual lives of stock options outstanding as of
September 30, 2001 are as follows:

     Options Outstanding                    Options Exercisable
Exercise  Number          Weighted   Weighted    Number         Exercise
Price     Outstanding     Average    Average     Exercisable    Price
          Remaining       Exercise
          Contractual     Price
          Life
$0.2800     300,000       4.5       $0.2800       300,000      $0.2800
 0.3125      60,000       4.5        0.3125        60,000       0.3125
 0.3900     150,000       9.5        0.3900             0       0.3900
 0.5000     300,000       9.5        0.5000             0       0.5000
 0.5400     100.000       9.7        0.5400             0       0.5400
 0.6100      60,000       4.6        0.6100        60,000       0.6100
 0.7500     452,000       3.7        0.7500       181,000       0.7500
 0.7700      60,000       9.2        0.7700             0       0.7700
 0.8250     120,000       2.8        0.8250        48,000       0.8250
 1.2500     172,000       8.7        1.2500        89,000       1.2500
 1.4900      35,000       9.7        1.4900             0       1.4900
 1.6250      94,000       8.3        1.6250        94,000       1.6250
 2.1250     163,000       8.3        2.1250        84,000       2.1250

Summary of Options Granted and Outstanding:

                                             Nine Months Ended September 30,
                                                   2001                         2000
                                        Shares     Weighted Average      Shares      Weighted Average
                                                   Exercise Price                    Exercise Price

Options:
Outstanding at beginning of year     1,593,000     $1.33                 572,000     $0.77
Granted                              1,088,000      0.48               1,346,000      1.56
Cancelled/Forfeited                    615,000      1.42

Outstanding at end of period         2,066,000     $0.59               1,918,000     $1.32

During the year ended December 31, 1999, the Company granted the following stock options:

During the year ended December 31, 1999, the Company issued 647,000 options of which 75,000 options were cancelled in 1999.  The most recent quoted market price of the Company's common shares was $3 per share at the date of grant.
The total fair value of such options approximated $1,391,000. There were no options outstanding prior to August 3, 1999. Through September 30,2001,
229,000 of the 572,000 options have vested.  Charges for the 114,000 options that vested during 2001 and the 67,000 options that vested during 2000 included in the statements of operations for the three months ended September
30, 2001 and 2000 in general and administrative expenses are approximately
$65,000 and $108,000, respectively; and $244,000.and $428,000 for the nine months ended September 30, 2001 and 2000, respectively

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

In January 2000, the Company granted 308,000 stock options to employees with an exercise price of $2.12, equal to the fair value of the common stock, with a contractual life of ten years and a two year vesting period, 50% at the end of each one year period from the date of grant; 145,000 of such options have cancelled. The fair value of the noncancelled options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $2.12.  The following assumptions were used in computing the fair value of these option grants.  Weighted average risk-free interest rate of 6.66%; zero dividend yield, volatility of the
Company's common stock of 218% and an expected life of the options of ten years.

During April 2000, the Company entered into an agreement with a third party to provide legal services to the Company in exchange for an initial grant of
150,000 options at an exercise price of $1.625, equal to the fair value of the common stock.  In accordance with the agreement, legal counsel earns as a retainer fee an automatic vesting of 1,000 options each month services are rendered and earns additional vesting of stock options for services rendered based on a calculation defined in the agreement.  The fair value of each of these options has been estimated on the date of grant using the Black-Scholes option pricing model.  The weighted average fair value of these options was
$1.62.  The following assumptions were used in computing the fair value of these option grants.  Weighted average risk-free interest rate of 5.99%; zero dividend yield, volatility of the Company's common stock of 218% and an expected life of the options of ten years.  This agreement was cancelled during  August 2001 and for the nine months ended September  2001 and 2000 options valued at approximately $21,000 and $19,000 respectively, were earned and are reflected in general and administrative expenses.  For the three months ended September 2001 and 2000 options valued at approximately $2,000 and $4,000 respectively, were earned and are reflected in general and administrative expenses.

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
Company's common stock of 218% and an expected life of the options of ten years.  Options valued at approximately $50,000 were earned and are included in general and administrative expense for the nine months ended September 30,
2000.  This agreement was cancelled during August 2001.

In July 2000, the Company granted 638,000 stock options to employees with an exercise price of $1.25, equal to the fair value of the common stock, with a contractual life of ten years and a two year vesting period, 50% at the end of each one year period from the date of grant; 466,000 of such options have cancelled.  The fair value of the noncancelled options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $1.25.  The following assumptions were used in computing the fair value of these option grants. Weighted average risk-free interest rate of 6.05%; zero dividend yield, volatility of the
Company's common stock of 218% and an expected life of the options of ten years.

During the nine months ended September 30, 2001, the Company granted the followi ng stock options:

In January 2001, the Company granted 83,000 stock options to employees with an exercise price of $.77, equal to the fair value of the common stock, with a contractual life of ten years and a two year vesting period, 50% at the end of each one year period from the date of grant, 24,000 of such options have been cancelled.  The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $.77.  The following assumptions were used in computing the fair value of these option grants.  Weighted average risk-free interest rate of 6.05%; zero dividend yield, volatility of the Company's common stock of 218% and an expected life of the options of ten years.

During March, 2001, the Company granted 60,000 stock options to a member of the Board of Directors with an exercise price of $.3125, equal to the fair value of the common stock, with a contractual life of five years and a thirty day vesting period from the date of grant.  The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model.  The weighted average fair value of these options was $.3125.  The following assumptions were used in computing the fair value of these option grants.  Weighted average risk-free interest rate of 4.64%; zero dividend yield, volatility of the Company's common stock of 247% and an expected life of the options of five years.  Options valued at approximately $19,000 were earned and are included in general and administrative expense for the nine months ended September 30, 2001.

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
Options valued at approximately $84,000 were earned and are included in general and administrative expense for the nine months ended September 30, 2001.

During April, 2001, the Company granted 150,000 stock options for outside consulting services with an exercise price of $.39, $.11 more than the fair value of the common stock, with a contractual life of ten years and a two year vesting period, 50% at the end of each one year period from the date of grant.  The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $.28.  The following assumptions were used in computing the fair value of these option grants. Weighted average risk-free interest rate of 5.14%; zero dividend yield, volatility of the Company's common stock of 247% and an expected life of the options of ten years.  Options valued at approximately $5,000 and $10,000 were earned and are included in general and administrative expense for the three months and nine months ended September
30, 2001 respectively.

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
of the options of ten years.

During April, 2001, the Company granted 60,000 stock options for professional services with an exercise price of $.61, equal to the fair value of the common stock, with a contractual life of five years, excusable as of the date of grant.  The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model.  The weighted average fair value of these options was $.61.  The following assumptions were used in computing the fair value of these option grants.  Weighted average risk-free interest rate of 4.76%; zero dividend yield, volatility of the Company's common stock of 247% and an expected life of the options of five years. Options valued at approximately $36,000 were earned and are included in general and administrative expense for the nine months ended September 30, 2001.

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
of the options of ten years.

During July 2001, the Company granted 100,000 stock options to an employee with an exercise price of $.54, equal to the fair value of the common stock, with a contractual life of ten years and a vesting period of 50% at the end of five months and 50% at the end of seventeen months.  The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $.54.  The following assumptions were used in computing the fair value of these option grants.  Weighted average risk-free interest rate of 6.05%; zero dividend yield, volatility of the Company's common stock of 247% and an expected life of the options of ten years.

The following table summarizes the pro forma operating results of the Company for the nine months ended September 30, 2001 had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by
SFAS No. 123.

               Pro forma net loss available to common stockholders  $(2,138,000)

               Pro forma basic and diluted loss per share           $      (.10)

As of September 30, 2001, the Company has reserved 6,843,352 shares of its common stock for issuance upon exercise of stock options, warrants and shares to be issued under the Stock Issuance Plan (See Note N).

NOTE G - INCOME TAXES

The significant components of the Company's deferred tax asset as of September
30, 2001 are as follows:

Deferred income tax asset:
Net operating losses carryforwards     $     1,731,000
Deferred compensation                          391,000
Other                                           20,000
                                             2,142,000
Valuation allowance                         (2,142,000)

Net deferred tax asset                 $             0

The significant components of the provision for income taxes for the nine
Months ended September 30, 2001 and 2000 are as follows:

                                                            2001               2000

Deferred:
Federal                                          $     (600,000)     $     (1,199,000)
State                                                  (113,000)             (225,000)
Change in valuation allowance                           713,000             1,424,000

Total deferred income taxes                      $            0      $              0

As of September 30, 2001, the Company has net operating loss carryforwards of approximately $4,560,000 for federal income tax purposes, which expire through
2020.  In the event of potential future ownership changes (Note A), Internal
Revenue Code Section 382 limits the amount of such net operating loss carryforward available to offset future taxable income.

The difference between the statutory federal income tax rate on the Company's pre-tax loss and the Company's effective income tax rate is summarized as follows:

                                                          2001                 2000

Statutory federal income tax rate                          34.0%               34.0%
Increase in valuation allowance                           (37.9)              (34.3)
Other                                                       3.9                 0.3

Effective income tax rate                                   0%                  0%

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

Management Services:

An officer and stockholder of a significant stockholder was hired in September
1999 and provides management and consulting services to the Company.  The amount charged to operations for the nine months and three months ended
September 30, 2000 were $45,000 and $15,000, respectively.  No salary has been charged to operations for the nine months ended September 30, 2001.

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

NOTE I - COMMITMENTS

Leases

The Company leases office space, equipment and automobiles under operating leases.  Future minimum lease payments as of September 30, 2001 are as follows:

Twelve Months
Ending
September 30,

2002      $145,000
2003       131,000
2004        44,000
2005           - 0 -

Lease expense for the nine months ended September 30, 2001 and 2000 amounted to $133,000 and $132,000 respectively.

Lease expense for the three months ended September 30, 2001 and 2000 amounted to $43,000 and $46,000, respectively.

Employment agreement:

On December 10, 1999, the Company entered into an employment and noncompetition agreement with a stockholder to act in the capacity of
President and Chief Executive Officer.  The term of the employment agreement is for three years and the noncompetition agreement is for one year with both agreements commencing on January 1, 2000.  The agreement allows for a one year renewal option unless terminated by either party.  Base salary is $120,000 per annum with available additional cash compensation as defined in the agreement.  Compensation under this agreement of $90,000 and $30,000 is included in general and administrative expenses for the nine months and the three months ended September 30, 2000, respectively.  The President has agreed to forgo his compensation for the nine months ended September 30, 2001.

Equipment purchase:

As of September  30, 2001 the Company has a commitment to purchase computer hardware for an amount of approximately $322,000.

NOTE J - MAJOR CUSTOMERS

During the nine months ended September 30, 2001 two customers accounted for
18%, and 15% of the Company's revenue.

During the nine months ended September 30, 2000, two customers accounted for
16% and 10% of the Company's revenue.

During the three months ended September 30, 2001, two customers accounted for
27% and 21% of the Company's revenue.  During the three months ended September
30, 2000, three customers accounted for 21%, 14% and 12% of the Company's revenue.

As of September 30, 2001, balances due from three customers comprised 19%, 17%
and 15% of total accounts receivable.  As of September 30, 2000, balances due from two customers comprised 18% and 13% of total accounts receivable.

NOTE K - PRO FORMA FINANCIAL INFORMATION

The following pro forma information is provided to reflect the consolidated operations of the Company and its subsidiaries for the nine months ended
September 30, 2000, assuming that the purchase of Working Knowledge, Inc.
which occurred April 2000 was consummated at the beginning of the period.

     Nine months ended September 30, 2000

Sales              $    741,000
Net loss             (1,323,000)
Loss per share            (0.06)

NOTE L - CONSULTING AGREEMENT

The Company has entered into an agreement with a company to provide consulting
and public relation services.    The consultant received an initial fee of
150,000 shares of Manhattan Scientifics, Inc. stock.  In consideration of furnishing this initial fee, the Company agreed to issue 1,500,000 Series C warrants to Manhattan Scientifics, Inc. (see Note F).  In addition, a monthly fee of 15,000 shares will be furnished during the term of agreement, and incentive shares based upon increases in the number of shareholders and the trading volume of the shares, increased market capitalization, and eligibility for listing on NASDAQ.  The agreement, as revised, was terminated as of
October 31, 2001. Expense of $267,000 and $23,000 has been included in the statement of operations for the nine months and the three months ended
September 30, 2001, respectively.

NOTE M - REPORTABLE SEGMENTS

Management has elected to identify the Company's reportable segments based on separate legal entities.  NMS derives revenues from the development and marketing proprietary internet technology-based software and Working
Knowledge, Inc. provides data maintenance services related to NMS image management system.  Information related to the Company's reportable segments for the nine months ended September 30, 2001 is as follows:

                                   NMS     Working Knowledge, Inc.     Total

Revenues                     $  731,000       $         267,000       $   998,000

Cost of services                335,000                 129,000           464,000
General and administrative    2,081,000                  93,000         2,174,000
Research and development        220,000                       -           220,000

Other Income (Expense)          (22,000)                      -           (22,000)

Operating (loss) Income      (1,927,000)                 45,000        (1,882,000)

Total assets                 $1,027,000       $         193,000        $1,220,000

Prior to acquisition of Working Knowledge, Inc., in April 2000, the Company
operated within one business segment.

NOTE N - STOCK ISSUANCE PLAN

On July 30, 2001, the Company adopted the 2001 Stock Issuance Plan ("Plan").
The Plan provides for a stock issuance program under which persons may be issued shares of the Company's common stock by the immediate purchase of such shares or as a bonus for either past service to the Company or any of its subsidiaries, or as an incentive to accept employment or a board position with the Company or any of its subsidiaries.  There are 800,000 shares of the
Company's common stock authorized for stock grants under the Plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations.  As of September 30, 2001, a total of  546,648 shares have been issued under the Plan.

NOTE O - CONTINGENCY

A former employee has threatened to bring a claim against the Company for breach of an alleged oral contract.  As of the filing of this 10-QSB no claim has been filed.  The Company believes there is no merit to the allegations and intends to vigorously defend against any claims.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN
OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes appearing elsewhere in this Form
10-QSB.

Plan of Operations

Three months ended September 30, 2001 compared to three months ended September
30, 2000.

Total revenues for the three months ended September 30, 2001 increased 43.3%
to $407,000 as compared to $284,000 for the three months ended September 30,
2000.  This increase in revenues is the result of an increase in the number of new products released and in an increase in the number of new customers.

The acquisition of Working Knowledge, Inc. as of April 1, 2000 contributed approximately 21% of our consolidated revenues for the three months ended
September 30, 2001, or $84,000 of the consolidated $407,000 of revenues.
Operations of NMS resulted in an increase in revenues of $157,000 to $323,000 for the three months ended September 30, 2001 as compared to $166,000 for the three months ended September 30, 2000.  This increase in revenues is the result of an increased number of products and customers.

The cost of services for the three months ended September 30, 2001 represented
43% of sales of $407,000 as compared to 61% of sales of $284,000 for the three months ended September 30, 2000.  As installations have been completed, the amount of ongoing support required to maintain the systems has been reduced.

Total general and administrative expenses have increased 20% to $676,000 for the three months ended September 30, 2001 as compared to $563,000 for the three months ended September 30, 2000.  This includes non-cash expenses resulting from the issuance of common stock and common stock options of approximately $455,000.  $65,000 of this $455,000 represents the expense of incentive stock options issued during 1999; stock options expense for legal services, investor relations services and consulting services totals $9,000.
Approximately $381,000 of the non-cash expenses are attributable to common stock issuances for legal services, investor relations services, consulting services, employee compensation and other outside services.  During the three months ended September 30, 2000, non-cash expenses resulting from the issuance of common stock and common stock options approximated $112,000, consisting of
$108,000 for the expense of incentive options issued during 1999 and $4,000 of stock options expense for legal services.

We have undertaken various cost-cutting measures, primarily in the area of personnel costs, which included top management.  As a result, total administrative salaries have decreased for the three months ended September
30, 2001 by approximately $121,000 compared to the three months ended
September 30, 2000 .

Plan of Operations

Nine months ended September 30, 2001 compared to nine months ended September
30, 2000.

Total revenues for the nine months ended September 30, 2001 more than doubled to $998,000 as compared to $452,000 for the nine months ended September 30,
2000.  This increase in revenues is the result of an increased number of products and customers.

The acquisition of Working Knowledge, Inc. as of April 1, 2000 contributed approximately  27% of  our consolidated revenues for the nine months ended
September 30, 2001, or $267,000 of the consolidated $998,000 of revenues.
Operations of NMS resulted in an increase in revenues of $397,000 to $731,000 for the nine months ended September 30, 2001 as compared to $357,000 for the nine months ended September 30, 2000.

Although the cost of services for the nine months ended September 30, 2001 increased 59% to $464,000 as compared to $291,000 for the nine months ended
September 30, 2000, the percentage of sales revenues has decreased from approximately 64% to approximately 46%.  As installations have been completed, the amount of ongoing support required to maintain the systems has been reduced.

Total general and administrative expenses have increased 26% to $2,174,000 for the nine months ended September 30, 2001 as compared to $1,732,000 for the nine months ended September 30, 2000.  This includes Working Knowledge, Inc.
expenses of approximately $93,000, non-cash expenses of depreciation and amortization of approximately $100,000, and non-cash expenses resulting from the issuance of common stock and common stock options of approximately
$1,275,000.  $244,000 of this $1,275,000 represents the expense of incentive stock options issued during 1999; expense attributable to stock options and common stock issued for legal services, investor relations services, consulting services, employee compensation and other outside services totals
$844,000; common stock issued for a loan guarantee fee totals $187,000.
During the nine months ended September 30, 2000, Working Knowledge, Inc.
expenses were approximately $45,000 and non-cash expenses resulting from the issuance of common stock and common stock options approximated $496,000, consisting of $428,000 for the expense of incentive options issued during 1999 and $68,000 of stock options expense for legal and sales services.

We have undertaken various cost-cutting measures, primarily in the area of personnel costs, which included top management.  Total staff, excluding
Working Knowledge, Inc, has been decreased from 22 employees to 15 employees.
Advertising expense and travel expense were also areas in which major cost savings were achieved, with decreases of  $75,000 and $35,000, respectively.

Total research & development expenses increased 8% to $220,000 for the nine months ended September 30, 2001 as compared to $203,000 for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001

As of September 30, 2001 we have a commitment to purchase computer hardware, a
Sony Petasite storage unit, for an amount of approximately $322,000.  We have no other material commitments for capital expenditures as of September 30,
2001.

Operating activities for the nine months ended September 30, 2001 resulted in a net cash decrease of $409,000.  We had a net loss for the nine months of
$1,882,000.  This was adjusted for non-cash items of $1,375,000 and changes in current assets and liabilities, which increased of $98,000.  Non-cash items consist of depreciation and amortization of approximately $100,000, stock options and common stock issued for various services of $427,000, incentive stock options of $244,000, and common stock issued for a loan guarantee fee of
$187,000.  Changes in current assets and liabilities consist of an increase in accounts receivable of $335,000, a decrease in estimated earnings in excess of billings on uncompleted contracts of $122,000, a net decrease in other current assets of $25,000, an increase in accounts payable and accrued expenses of
$139,000, and a net increase in billings in excess of estimated earnings on uncompleted contracts of $147,000.

We acquired an investment in the common stock of Manhattan Scientifics, Inc., one of our principal shareholders, in exchange for the issuance of 1,500,000 warrants.  That investment was utilized as payment of an initial fee to a firm which provided consulting and public relations services to the Company.

During the nine months ended September 30, 2001, we obtained financing for a working capital credit line of  $365,000.  As of September 30, 2001, after repayment of $50,000, we owed a balance of $303,000.  During May, 2001, we sold 287,500 shares of common stock for a total of $115,000.

Cash requirements for the twelve months ending September 30, 2002 will be largely dependent on our success in selling our products and services.  We estimate that our research and development, marketing, support for existing sites and administrative expenses necessary to support our operation will require approximately $1,700,000.  We have entered into a pilot test program for medical imaging technology which we believe will contribute to additional revenues and provide market expansion for the remainder of 2001.  We estimate that future revenues from contracts currently in place as well as new contracts and collection of receivables of approximately $558,000, together with anticipated financing and the issuance of common stock in lieu of cash payment for certain services rendered to the Company, will provide the necessary liquidity to meet our requirements.

A former employee has threatened to bring a claim against the Company for breach of an alleged oral contract.  As of the filing of this 10-QSB no claim has been filed.  The Company believes there is no merit to the allegations and intends to vigorously defend against any claims.

Should our projected revenues not be achieved, we may be required to further reduce our expenses and possibly restrict or eliminate planned product development and marketing. There is no assurance that additional financing will be available to us.  This could hamper potential business opportunities or the Company's response to competitive pressures.  Should these situations occur, they could have a material adverse affect on our operations and financial condition.

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

PART II
OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 30, 2001, shareholders owning a majority of the outstanding shares of common stock approved by written consent the adoption of a stock issuance plan designated as the 2001 Stock Issuance Plan. At the close of business on July 30, 2001, the date on which the consent approving the adoption of the plan was signed by  shareholders holding a majority of the voting power of our company, we had outstanding 21,058,836 shares of common stock, each outstanding share entitled to one vote per share.  Richard
Govatski and Manhattan Scientifics, Inc., shareholders owning an aggregate of
10,646,800 shares (50.56%) of our common stock, consented to the approval of the adoption of the plan.

ITEM 5.   OTHER INFORMATION

     In Item 2 of Part II of our quarterly report on Form 10-QSB for the first quarter ended March 31, 2001, we erroneously reported that the warrants issued to Manhattan Scientifics, Inc. represented the right to purchase 150,000 shares of our common stock.  We had correctly stated previously in Item 5 of
Part II of our annual report on Form 10-KSB for the year ended December 31,
2000, that we had granted warrants to Manhattan Scientifics, Inc. to purchase
1,500,000 shares.  The correct number was also reflected in the notes to the financial statements filed with our second quarter report on Form 10-QSB for the quarter ended June 30, 2001.  Further, after reviewing the form of the
Series C warrant certificate representing such warrants, the parties determined that it did not accurately reflect the terms of the original letter agreement dated February 20, 2001.  As a result, the parties revised the form of the warrant certificate.  A copy of the original letter agreement and the revised warrant certificate representing such issuance is attached to this report.

On August 13, 2001, the agreement between us and Stockbroker Associates
Corporation ("SAC") dated January 1, 2001, was restated and the former agreement was terminated.  Under the new agreement SAC agreed to provide certain investor and public relations services for us.  The term of the new agreement was for three months commencing August 1, 2001, subject to continuation thereafter until terminated by either party.  On October 15,
2001, we notified SAC of our intent to terminate the agreement after the initial period.  As a result, the revised agreement terminated on October 31,
2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

Exhibit No.     Description of Exhibit                         Location

4.5           Revised Form of Series C Warrant Certificate     Attached

10.7          Letter Agreement dated February 20, 2001,
               with Manhattan Scientifics, Inc.                Attached

(b)     Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 2001.

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NMXS.com, INC.

Date: November 13, 2001            By /s/ Richard Govatski
                                          Richard Govatski, President

Date: November 13, 2001            By /s/ Teresa Dickey
                                          Teresa Dickey, Principal Financial Officer