Form 10KSB
period 2001-12-31
NMXS COM INC
filed 2002-04-09
CIK 1101865

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-KSB

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. N/A

The issuer's revenues for the fiscal year ended December 31, 2001, were $1,279,000.

The aggregate market value of common stock held by non-affiliates of the issuer as of April 1, 2002, was $4,771,510, based upon the average high and low sales price on such date for the 11,928,776 common shares held by non-affiliates.

The number of shares outstanding of the issuer's common stock as of March 26, 2002, was 22,438,517.

Documents Incorporated by Reference: None

                             TABLE OF CONTENTS

                                  PART I

ITEM 1.  Description of Business . . . . . . . . . . . . . . . . .  4
ITEM 2.  Description of Property . . . . . . . . . . . . . . . . .  14
ITEM 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .  14
ITEM 4.  Submission of Matter to a Vote of Securities Holders  . .  15

                                  PART II

ITEM 5.  Market for Common Equity and Related
              Stockholder Matters  . . . . . . . . . . . . . . . .  15
ITEM 6.  Management's Discussion and Analysis  . . . . . . . . . .  16
ITEM 7.  Financial Statements  . . . . . . . . . . . . . . . . . .  20
ITEM 8.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure  . . . . . . . .  39

                                 PART III

ITEM 9.  Directors and Executive Officers, Promoters
              and Control Persons  . . . . . . . . . . . . . . . .  39
ITEM 10. Executive Compensation  . . . . . . . . . . . . . . . . .  40
ITEM 11. Security Ownership of Certain Beneficial
              Owners and Management  . . . . . . . . . . . . . . .  45
ITEM 12. Certain Relationship and Related Transactions . . . . . .  46
ITEM 13. Exhibits, Lists and Reports on Form 8-K . . . . . . . . .  48

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

     In conjunction with the closing of the reorganization agreement with New Mexico Software, we declared a distribution of 1,000,000 Series A Warrants at the rate of one-for-5.3 to all of the shareholders of record as of the beginning of business on August 3, 1999. The warrants are exercisable at $1.25 per share and expire on November 14, 2003.

     In January and February 2000, we issued 1,090,000 units in a private offering consisting of one share of common stock and a Series B Warrant to purchase one share of common stock through January 17, 2005, at $1.00 per share. We received gross proceeds of $1,090,000 from the offering.

     In April 2000 we entered into a stock purchase agreement with the sole shareholder of Working Knowledge, Inc., a Kansas corporation incorporated on December 3, 1997. Working Knowledge has been engaged in the web site management business since incorporation. The acquisition price of the stock of Working Knowledge was $152,000. The closing was held in April 2000.

     In May 2001 we issued 287,500 shares of common stock at $.40 per share in a private offering. We received $115,000 in gross proceeds from the sale of the shares.

     Through our wholly owned subsidiaries, New Mexico Software, Inc. and Working Knowledge, Inc., we develop and market proprietary Internet technology-based software for the management of digital high-resolution graphic images, video clips, and audio recordings. Through New Mexico Software we develop and market the software, and through Working Knowledge we provide data maintenance services related to the New Mexico Software digital asset management system.

History of New Mexico Software

     With the explosive growth of the Internet, e-commerce, and even the availability of low-cost scanners, businesses have begun a mass migration of visual images to digital formats. These graphic images, along with video and audio clips, are collectively called digital assets. Businesses that rely on digital assets have a significant investment in their creation and maintenance and in the ability to reproduce these assets for other uses. The growing importance of digital assets has produced a large demand for efficient organization tools and rapid distribution methods. New Mexico Software's software products were designed to address this growing market need.

     New Mexico Software was founded in 1995 by Richard Govatski and incorporated in 1996. With the anticipation that digital asset management would emerge as a crucial factor in the growth of the Internet, he and a small team of engineers began the development of a core system that addressed the most important requirements for a comprehensive digital asset management system.

     This development effort continued for several years. During 1999 we put an internal engineering, sales and administrative staff in place and began to aggressively market our products. Efforts to develop new products and enhance our existing products continue, but our core products now exist in the marketplace. We are actively pursuing synergistic alliances to increase market penetration and provide a wide range of services to our customers.

What New Mexico Software Products Provide Customers

     New Mexico Software operates as a business segment with the role of
product development and support.   Currently, New Mexico Software has
developed a media asset
management product called AssetWare.  We market AssetWare in two ways;
as a hosted application on the Internet, and as a highly customized application according to clients' specifications. A hosted application provides a customer access to the AssetWare product over the Internet. Customers log on to our server and use AssetWare to manage, view and distribute their media assets. The hosted application customers' media files are also stored on our server. Customers can choose the number of features needed for the particular business and are billed according to the number of features chosen and the amount of disk space the customer's
media files will occupy.   New Mexico Software has developed a product
called MagZoom that allows magnified views of images on the Internet. MagZoom can be purchased as a hosted application or for local installation on a customer's web server.

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

Our Technology

     We engineer products around a central core of unique Internet technology that makes it possible to rapidly view, distribute and manage media files such as graphic images, animation sequences and film clips. Characteristically, media files are very large, thus making them more time-consuming to view and distribute using conventional Internet technology. For instance, a media file such as an x-ray might be as large as 70mb. Conventional Internet technology moves the entire media file. Using a standard 56.6-kb modem connection, moving such a file would take more than 20 hours to load to a Netscape or Internet Explorer browser window if the Internet connection could be maintained that long, and if the browser did not crash. Using our technology that same 70mb file can be viewed in approximately 37 seconds over a 56.6-kb modem connection. If it is necessary to move the actual media file, our technology provides a highly expedited method of doing this as well. However, for many e-commerce and other common Internet uses, it is not necessary to move the file, only to view it. In addition, our viewing technology also provides several magnification features. One type of magnification makes it possible to magnify regions of interest in a graphic image by clicking on them with the computer mouse. The viewer can then move the mouse around to magnify different areas of the image. Another type of magnification provides the ability to click on the image to greatly magnify the entire image. By holding down the mouse button and moving the mouse, the viewer can then move the magnified image to fit in the screen. While the ability to magnify images over the Internet is not unique, our product differs from many others in that the viewer does not require any special software to perform these various types of magnification. The magnification capability is generated by our Internet technology on our server--a high speed computer that handles multiple streams of incoming and outgoing data-- rather than being deployed as an application that must reside on the viewer's desktop computer. This means that e-commerce sites using our technology can offer their viewers the ability to examine products in detail without requiring them to download additional software.

     Besides our viewing technology we also provide the ability to manage large numbers of media files in a visual database displaying small, thumbnail representations of the media. This database can be searched by natural language queries.

     Our core technology is characterized by these additional features that also contribute to what we perceive to be marketplace advantages:

     * Ability to use high-resolution graphics files large files with lots of detail as opposed to the low resolution files with indistinct detail used by conventional Internet technology.

     *    Ability to use a single image in multiple resolutions.

     * Media stored using our unique technology has more modest storage requirements than media stored in conventional formats.

     * Our technology works on MacIntosh, PC and UNIX computers. If a business has a network of these different types of computers it will work with combinations of these computers.

     * Ability to print photographic quality images directly from the Internet. That is, images of the same quality that would normally require a color separation and professional printing process.

     * A compression technology that allows images to move rapidly from one computer to another over the Internet.

     * An invisible branding process used to authenticate ownership of images.

     * The ability to create private, password required viewing salons on the Internet for the purposes of inter-business collaboration.

     * Ability to convert existing images in other file formats such as computer aided design files and medical digital imaging and communications in medicine files to the file format used by our technology.

     * Easy to use because it does not require any new software programs, only a familiarity with Netscape or Internet Explorer.

     We employ programmers and engineers tasked with adding new features to our products and fixing any problems users might encounter. There are risks inherent in software development including unanticipated delays, technical problems that could mean significant deviation from original product specifications, and hardware problems. In addition, once improvements and bug fixes are deployed there is no assurance that they will work as anticipated or that they will be durable in actual use by customers.

     During the years ended December 31, 2001 and 2000, our research and development costs were $279,000 and $409,000, respectively, none of the costs of which were borne directly by our customers.

Working Knowledge

     Working Knowledge, Inc. provides services which are necessary to prepare, enter, and maintain the customer's data on our image management system. These include web design, database development, image scanning, asset uploading, and database support. In addition, Working Knowledge is able to serve the customer by utilizing the stored images to produce compact discs, digital prints, and large poster formats. These complementary services allow us to complete our cycle of comprehensive image management.

Marketing

     Our primary sales and marketing efforts have been to develop alliances with large companies which help to bring our products to market using their sales forces and distribution channels. Our marketing focus has been in three principal fields. Approximately 80% of our clients have been in the entertainment industry, approximately 10% have been in the medical field, and approximately 10% have been government agencies

*    Medical AssetWare

     New Mexico Software is developing many new products for medical asset management, including products from our core technology to new products from our strategic partner, BOSS. Boss is an application service provider which is developing an Internet based accounting system. We are combining their technology with our AssetWare digital asset management system. Together we are integrating products like Smart Doctor which manages patient record files, MagZoom, and accounting, patient rights management, and HIPPA compliant medical applications.

     New Mexico Software, through its MagZoom technology, can deliver even the highest resolution X-ray over the web in a matter of seconds, with no loss of resolution regardless of how close the client zooms. Management believes this technology has several advantages, including faster, more accurate readings, with fewer problems for the physician, less waiting time for the patient, and less cost for the insurance company. Each X-ray image can be permanently stored in a digital format, complete with detailed patient information and physician notes.

     Our technology permits the information to be stored on a specially built medical server called a Sony StorStation, which has as its core technology our AssetWare built into the server. We have also developed the software which permits all the operating room data to transfer automatically via a secure Internet connection to a Sony PetaSite storage unit. The Petasite is a massive storage facility that can store up to 7 years of continuous digital video and an unlimited amount of patient records. The software allows doctors to share information with other doctors and insurance companies. It can transfer and update patient's files remotely.

*    Entertainment Industry; Television, Movie Studios, and Ad Agencies

     We also provide digital asset management to the Hollywood entertainment studios. New Mexico Software provides software solutions for the management of large volumes of media of digital material sent over the Internet. These digital files include database management of graphic images, animation sequences, video clips, audio recordings, text, full length movies, television programs, and educational films.

     Our technology allows clients and their customers to access certain files themselves and limits their access to only those jobs the studio wants them to have. This is especially significant since we serve clients with multiple offices all over the world. We can allow our customer's customers to access marketing materials and archived data created at the studio instantly, securely, and at virtually no cost. In addition, our technology permits them to find what they need easily because of powerful cataloging features that can be accessed by keyword, color, texture or shape, or phonetic searching.

*    Government

     We also work with many government agencies and have developed for them an asset sharing multiple database technology which allows assets from different agencies to share information. Our technology permits agencies to upload one record for all divisions, which we believe would save money for the agency by eliminating duplication of the same file(s) by different divisions.

Customers

     During the year ended December 31, 2001, we were dependent upon a small number of clients. Three of these clients accounted for approximately 41% of our gross revenues. Due to the nature of our business, we will continue to deal with a relatively small number of customers. However, we are working to expand our products and sales volume, and we anticipate that our reliance on any one or two customers will decrease.

     We anticipate that one of our principal customers will be Sony Electronics, Inc. Effective December 14, 2001, we entered into a Software Distribution Agreement with Sony which grants to Sony a license to use a version of our AssetWare software which we adapted for Sony for management of medical images on a single server at an end user customer site. The initial term of the agreement expires on July 31, 2002, and may be extended by Sony for an unlimited number of one year terms. Sony has agreed to pay a royalty fee per installation, but the contract does not provide for any minimum number of installations by Sony. Ordering of the servers will be made by purchase order from Sony at the time the installation is required.

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

     We believe that establishing and maintaining brand identity of our products and services is critical to attracting new customers and retaining our customer base of large corporations. The importance of brand recognition will continue to increase as new competitors enter the digital asset management marketplace. Promotion and enhancement of our brands will depend largely on our success in continuing to provide high quality service and developing leading edge products and this cannot be assured. If businesses do not associate our product names or brands with high quality, or if we introduce new products or services that are not favorably received, we will run the risk of compromising our product line and decreasing the attractiveness of our products to potential new customers. In addition, to attract and maintain customers and to promote our products in response to competitive pressures, we may find it necessary to increase our financial commitment substantially to create and maintain product loyalty among our customers. If we are unable to provide high quality services, or otherwise fail to promote and maintain our products, or if we incur excessive expenses in an attempt to improve our services, or promote and maintain our products, our business, results of operations, and financial condition could be adversely affected.

     Other, better financed companies may be developing similar products as ours which could compete with our products. Such competition could materially adversely affect our financial condition. Although we have been established for six years, our initial product was not marketed until 1998. There may exist better-capitalized companies on a parallel development path with similar products addressing our target markets. While the Internet technology marketplace is extremely competitive, we have anticipated a first-to-market advantage with our products. However, other highly capitalized companies that have recognized the absence of digital image management products could overwhelm our first-to-market advantage with expensive and expansive media blitzes that create the perception of a dominant market presence and/or superior products. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations, and financial condition will be materially and adversely affected.

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

Copyrights and Trademarks

     We have one copyright registration effective June 18, 2001, and three federal trademark applications pending which were filed in January 2000. The copyright is for our MagZoom product and the trademarks are for the names "AssetWare," "Real Time Real Organized Real Simple," and "The Look and Feel of e-Commerce."

Employees

     As of March 16, 2002, we had 20 employees, including 11 in systems engineering and quality assurance; 4 in administration and sales; and 5 in scanning and site development. We offer and share in the cost of health and dental insurance. A stock option plan and a stock issuance plan for employees and others were adopted on August 3, 1999, and July 27, 2001, respectively. The competition for qualified personnel in our industry and geographic location is intense, and there can be no assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct our business in the future. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good. From time to time, we also utilize services of independent contractors for specific projects or to support our research and development effort.

Business Risks

     This report contains statements that plan for or anticipate the future. Forward-looking statements include statements about the future of operations involving the management of large volumes of media or digital material, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this report forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Although we believe that any forward-looking statements we make in this report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include the following:

     *    Rapid changes in technology relating to the Internet;

     *    the continued growth and use of the Internet;

     *    changes in government regulations;

     *    changes in our business strategies;

     *    market acceptance of our products;

     * difficulty recruiting and retaining staff of sufficient technical caliber to provide adequate and on-going customer support and product maintenance and development;

     * failure to successfully market our products through the Internet and company representatives; and

     *    catastrophic and universal hardware failure.

     In light of the significant uncertainties inherent in the forward-looking statements made in this report, particularly in view of our early stage of operations, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

                     ITEM 2.  DESCRIPTION OF PROPERTY

     We lease a 6,002 square foot facility in Albuquerque, New Mexico, at a cost of approximately $7,976 per month, increasing to approximately $8,502 over the term of the lease. The lease expires approximately July 31, 2004. The facility provides both administration and engineering offices. It is in close proximity to the location of the servers, and the two locations are networked together by fiber optics. The current space provides adequate room for expansion. It also contains an advanced telephone system which will provide the capability needed to provide adequate customer telephone support.

     We have also leased approximately 1,200 square feet of office space in Santa Monica, California, to house the Working Knowledge, Inc. operations. The lease term commenced June 8, 2000, and expires on June 8, 2003.
Current monthly lease payments are $3,240, with an increase of 3% during the final year of the lease.

     We also lease a Sun Solaris computer network under a master lease which has an option to purchase the equipment at the end of the individual leases at the then fair market value. Monthly payments are approximately $6,500. The individual leases expire commencing June 20, 2002, through March 20, 2003.

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

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of the security holders during the fourth quarter ended December 31, 2001.

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

                         Quarter        High           Low
     FISCAL YEAR ENDED
     DECEMBER 31, 2000   First          $4.50          $1.55
                         Second         $2.437         $0.75
                         Third          $1.312         $0.65
                         Fourth         $2.125         $0.51

     FISCAL YEAR ENDED
     DECEMBER 31, 2001   First          $1.00          $0.28
                         Second         $0.93          $0.15
                         Third          $0.65          $0.45
                         Fourth         $0.50          $0.26

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

Outstanding Options and Warrants

     At March 31, 2002, we had outstanding 2,467,311 options to purchase our common shares which we had granted pursuant to our stock option plan. In addition, we had outstanding 1,000,000 Series A Warrants, 1,090,000 Series B Warrants, and 1,500,000 Series C Warrants.

Shares Subject to Rule 144

     At March 26, 2002, approximately 13,516,513 shares were "restricted" within the meaning of Rule 144 under the Securities Act as reported by our transfer agent.

Registration Rights

     We have filed a registration statement for the exercise of the Series A Warrants and resale of the stock underlying these warrants.

Shareholders

     As of March 26, 2002, there were 349 holders of record of our common shares as reported to us by our transfer agent.

Dividends

     We did not declare any cash dividends on our common stock during the years ended December 31, 2001 and 2000. We have no plans to pay any dividends to the holders of our common stock.

               ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Year ended December 31, 2001 compared to year ended December 31, 2000

     Revenues for the year ended December 31, 2001 increased $523,000 or 69% over the same period in 2000. This increase includes $502,000 attributable to sales generated by New Mexico Software and $21,000 attributable to Working Knowledge. During the year 2000, the beta testing of our software, which had been in effect since our product was developed, was completed and we began to market our software as a fully functional system. Our 2001 revenues of $1,279,000 reflect the impact of this marketing effort and the results of our system's operation in the marketplace, along with the inclusion of a complete year of sales by Working Knowledge. The Company's major revenues are derived from licensing of the software, ongoing hosting of the customer's digital assets, and custom software development. Licensing revenue is recognized over the term of the license and hosting is recognized on a monthly basis. Prior to becoming operational, the system is configured to the client's specifications. As an additional service, we now offer to license our AssetWare software to customers. This allows the customer to install the software and manage its digital assets on its own system.

     Operating costs and expenses were $3,489,000 for the year ended December 31, 2001 compared to $3,076,000 for 2000, an increase of 13%.

* Total salaries included in the results of operations for the year 2001 of $942,000 represents a decrease of $261,000, or 22%, from 2000 salaries of $1,203,000.

* Operating costs and expenses for the year ended December 31, 2001 include non-cash expenses of approximately $1,058,000 due to the issuance of common stock, stock options and warrants for various services provided to the company during the year and $120,000 of charges related to services provided by the founder.

Costs of services:

Costs of services increased by $233,000 or 92% from 2000 to 2001.

* As a result of increased customer requirements, salaries of our existing engineering staff which had previously been devoted to research and development and additions to the engineering staff have been allocated to ongoing system maintenance and customer service, resulting in an increase of approximately $171,000.

General and administrative:

General and administrative expenses increased by $310,000 or 13% from 2000 to 2001.

* Administrative salaries were reduced by approximately $214,000 due to a reallocation of employee resources. The company recorded the fair value of the services rendered by our CEO as a charge to operations. The above expense reductions were primarily offset by increases in consulting fees of $554,000 and a guarantee fee of $176,000. We do not anticipate any increase in personnel during the year 2002 unless a substantially increased sales volume would require such additions. We will continue to closely monitor and control all of our operating expenses, and we believe that our total expenses will not substantially increase during 2002.

* Discretionary expenses were substantially reduced during 2001. Advertising expenses decreased from approximately $100,000 to $21,000 and travel from approximately $78,000 to $43,000.

* Office and occupancy expenses, including office rent, utilities, office supplies, office equipment maintenance, copying and fax costs, and telephone expenses, increased approximately $29,000. This was due primarily to additional lease expense for increased Albuquerque office space occupied in August of 2000, and expenses related to the Working Knowledge, Inc. office in Santa Monica, California, acquired in April of 2000, for the entire year of 2001.

Research and development:

Research and development costs decreased by $130,000 or 32% from 2000 to 2001.

* Engineering salaries attributable to research and development decreased by approximately $98,000 as a result of a reallocation of engineering salaries to the cost of services.

     As a result of our increased revenue and cost cutting measures, our net loss decreased by $31,000, an improvement of 2%.

Liquidity and Capital Resources

     At December 31, 2001

     We have no material commitments for capital expenditures as of December 31, 2001. During the year ended December 31, 2001, we had a net cash increase of $43,000. The year ended December 31, 2000 resulted in a cash decrease of $963,000.

     There was a net decrease in cash from operating activities of $321,000 for the year ended December 31, 2001. The net loss of $2,240,000, as reduced by non-cash expenses of $1,511,000 for issuance of stock options, common stock and warrants for services, fair value of services provided by our chief executive officer, the provision for bad debts, a loan guarantee fee, depreciation and amortization, and adjusted for a net decrease resulting from changes in assets and liabilities of $330,000, results in the net decrease.

     There was a net decrease in cash from operating activities of $1,612,000 for the year ended December 31, 2000. The net loss of $2,271,000, as reduced by non-cash expenses of $817,000 for issuance of stock options for services, the provision for bad debts, depreciation and amortization, and adjusted for a net decrease resulting from changes in assets and liabilities of $158,000, results in the net decrease.

     Investing activities for the years ended December 31, 2001 and 2000 resulted in cash decreases due to property purchases of $8,000 and $316,000, respectively. During 2000, the common stock of Working
Knowledge, Inc. was purchased for a total price of $152,000, consisting of cash in the amount of $115,000 and the assumption of $37,000 of liabilities.

     Financing activities during the year ended December 31, 2001 and 2000 resulted in cash increases of $115,000 and $1,090,000, respectively, from sales of our common stock. During 2001, a net increase in borrowings provided $315,000.

     Cash requirements for the twelve months ended December 31, 2002 will be largely dependent on our success in selling our products and services. We estimate that our cash requirements for product development and support, the implementation of our marketing plan, the operation of Working Knowledge, Inc., and the general and administrative expense to support these activities, will require approximately $2,100,000. We anticipate that existing cash balances, collection of existing accounts receivable, and revenues billed and collected during the next twelve months, will provide sufficient liquidity to meet our cash requirements through December 31, 2002. Should anticipated revenues not be achieved, we would be required to expend our current cash balances, reduce our expenses, and possibly restrict or eliminate planned potential business opportunities. Should our cash requirements exceed our current cash reserves and collected revenues, there is no assurance that additional financing would be available to us. Should these situations occur, they could have a material adverse effect on our operations and financial condition. However, we believe that our revenues will exceed these expenses. We will also continue to invest in the research and development efforts required to enhance our current products and develop new products which we believe will allow us to increase sales and market penetration.

     Part of our working capital has been provided by borrowing $300,000 which will be due on July 24, 2002. We are currently developing a plan for repayment of that debt. At present, we have no firm commitments, arrangements or contracts for repayment of the loan.

                          ITEM 7.  FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
NMXS.com, Inc.


We have audited the accompanying consolidated balance sheet of NMXS.com, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of NMXS.com, Inc. and subsidiaries as of December 31, 2001 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has experienced recurring net losses, negative cash flows from operating activities since inception, has a working capital deficiency, and has minimal capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Richard A. Eisner & Company, LLP

Florham Park, New Jersey
February 22, 2002

NMXS.com, INC. AND SUBSIDIARIES

Consolidated Balance Sheet
ASSETS (Note E)
Current assets:
  Cash and cash equivalents                                                $    57,000
  Restricted cash                                                               42,000
  Accounts receivable, less allowance for doubtful accounts of $60,000         469,000
  Estimated earnings in excess of billings on uncompleted contracts             18,000
  Prepaid expenses and other assets                                             50,000
  Officer advances                                                              32,000
                                                                            ----------
     Total current assets                                                      668,000

Furniture, equipment and improvements - net                                    652,000
Security deposits                                                               54,000
Goodwill - net                                                                  97,000
                                                                            ----------
                                                                           $ 1,471,000
                                                                            ==========

LIABILITIES

Current liabilities:
  Accounts payable and accrued expenses                                    $   680,000
  Deferred revenue                                                             424,000
  Notes payable                                                                337,000
                                                                            ----------
Total current liabilities                                                    1,441,000
                                                                            ----------
Commitments

STOCKHOLDERS' EQUITY

Capital stock $.001 par value:
  Preferred stock, authorized 500,000 shares; issued and outstanding -
    none
  Common stock, authorized 50,000,000 shares; 22,116,784 shares issued
    and outstanding, 29,946 shares issuable                                     22,000
Additional paid-in capital                                                   7,550,000
Accumulated deficit                                                         (7,542,000)
                                                                            ----------
     Total stockholders' equity                                                 30,000
                                                                            ----------
                                                                           $ 1,471,000
                                                                            ==========

The accompanying notes are an integral part of these financial statements

Consolidated Statements of Operations
                                                       Year Ended
                                                      December 31,
                                              -----------------------------
                                                  2001             2000
                                              -------------    ------------
Revenues:
  Software maintenance                        $    400,000     $    276,000
  Custom programming                               393,000          284,000
  License fees                                     312,000           94,000
  Scanning services                                140,000           72,000
  Other                                             34,000           30,000
                                               -----------      -----------
                                              $  1,279,000     $    756,000
Operating costs and expenses:
  Cost of services                                 487,000          254,000
  General and administrative                     2,723,000        2,413,000
  Research and development                         279,000          409,000
                                               -----------      -----------
     Total operating costs and expenses          3,489,000        3,076,000
                                               -----------      -----------
Other income (expense):
  Interest income                                    5,000           52,000
  Interest expense                                 (35,000)          (3,000)
                                               -----------      -----------
                                                   (30,000)          49,000
                                               -----------      -----------
Net loss/comprehensive loss                   $ (2,240,000)    $ (2,271,000)
                                               ===========      ===========
Basic and diluted loss per share:
  Weighted average number of
    Common shares outstanding                   21,520,000       20,621,000
                                               ===========      ===========

Basic and diluted loss per share              $       (.10)    $       (.11)
                                               ===========      ===========

The accompanying notes are an integral part of these financial statements

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2001 and 2000
                                                  Common Stock             Additional
                                                 $.001 Par Value            Paid-in       Acumulated
                                              Shares         Amount         Capital        Deficit         Total
                                            -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1999                   19,593,836   $     19,000   $  3,083,000   $ (1,878,000)  $  1,224,000
                                            -----------    -----------    -----------    -----------    -----------
Sale of common stock, net                     1,090,000          1,000      1,089,000                     1,090,000

Common stock issued for services                 50,000

Issuance of stock options for services                                        637,000                       637,000

Shares issuable for rent and
  leasehold improvements                                                      109,000                       109,000

Warrant dividend                                                            1,153,000     (1,153,000)

Net loss/comprehensive loss                                                               (2,271,000)    (2,271,000)
                                            -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2000                   20,733,836   $     20,000   $  6,071,000   $ (5,302,000)  $    789,000
                                            -----------    -----------    -----------    -----------    -----------
Issuance of shares previously issuable           75,000

Sale of common stock, net                       287,500                       115,000                       115,000

Issuance of common stock for personal
  guarantee                                     250,000                       188,000                       188,000

Issuance of common stock for salaries            46,396                        22,000                        22,000

Issuance of stock options for services                                        399,000                       399,000

Issuance of warrants for services                                             225,000                       225,000

Issuance of common stock for services           724,052          2,000        410,000                       412,000

Fair value of services provided by founder                                    120,000                       120,000

Net loss/comprehensive loss                                                               (2,240,000)    (2,240,000)
                                            -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2001                   22,116,784   $     22,000   $  7,550,000   $ (7,542,000)  $     30,000
                                            ===========    ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements

Consolidated Statements of Cash Flows
                                                             Year Ended December 31,
                                                              2001             2000
                                                          -------------    -------------
Cash flows from operating activities:
  Net loss                                                $ (2,240,000)    $ (2,271,000)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Common stock issued for rent                                                47,000
     Common stock issued for services                          434,000
     Stock options issued for services                         399,000          637,000
     Warrants issued for services                              225,000
     Fair value of services provided by founder                120,000
     Depreciation                                              104,000           70,000
     Provision for bad debt                                     23,000           40,000
     Amortization of goodwill                                   30,000           23,000
     Amortization of guarantee fee                             176,000
     Changes in:
       Notes receivable                                                          20,000
       Accounts receivable                                    (269,000)        (186,000)
       Estimated earnings in excess of billings on
         uncompleted contracts                                 165,000         (183,000)
       Inventory                                                                  7,000
       Prepaid expenses and other assets                        24,000          (25,000)
       Officer advances                                         18,000           (5,000)
       Accounts payable and accrued expenses                   170,000          100,000
       Billings in excess of estimated earnings on
         uncompleted contracts                                 300,000          114,000
                                                           -----------      -----------
            Net cash used in operating activities             (321,000)      (1,612,000)
                                                           -----------      -----------
Cash flows from investing activities:
  Acquisition of fixed assets                                   (8,000)        (316,000)
  Acquisition of subsidiary                                                    (115,000)
  Security deposits                                            (41,000)          (7,000)
                                                           -----------      -----------
            Net cash used in investing activities              (49,000)        (438,000)
                                                           -----------      -----------
Cash flows from financing activities:
  Proceeds from notes payable                                  350,000
  Repayment of note payable                                    (50,000)
  Net proceeds from issuance of common stock                   115,000        1,090,000
  Restricted cash                                               (2,000)          (3,000)
                                                           -----------      -----------
            Net cash provided by financing activities          413,000        1,087,000
                                                           -----------      -----------
Net increase (decrease) in cash and cash equivalents            43,000         (963,000)

Cash and cash equivalents, beginning of year                    14,000          977,000
                                                           -----------      -----------
Cash and cash equivalents, end of year                    $     57,000     $     14,000
                                                           ===========      ===========

Supplemental disclosure of cash flow information:
  Interest paid                                           $     24,000     $      3,000

Supplemental disclosures of noncash investing and
  financing activities:
    Issuance of 42,860 common shares for leasehold
      improvements and prepaid rent                                        $     62,000
    Issuance of 250,000 common shares for a note payable
      guarantee fee                                       $    188,000
    Obligation for acquisition of fixed assets            $    337,000

The accompanying notes are an integral part of these financial statements

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001


NOTE A - ORGANIZATION AND OPERATIONS

NMXS.com, Inc. and its wholly-owned subsidiaries New Mexico Software, Inc. ("NMS") and Working Knowledge, Inc. ("WKI") (collectively "the Company"), each operating as a business segment that develop and market proprietary internet technology-based software for the management of digital high-resolution graphic images, video clips and audio recordings. The Company believes that its software has applications for the media, advertising, publishing, medical, entertainment, e-commerce and university markets.

In August 1999, the Company effected a reverse merger in which NMXS.com, Inc. acquired all of the outstanding common stock of NMS.

NMS, a New Mexico corporation, was formed in April 1996. NMS develops and markets proprietary internet technology-based software.

During April 2000, the Company purchased 100% of the capital stock of WKI, a Kansas corporation located in California, for a total price of $152,000. The business combination has been accounted for using the purchase method. Tangible assets purchased were of nominal value. WKI provides services which are necessary to prepare, enter, and maintain the customer's data on the Company's digital asset management system. The Company recorded goodwill of $150,000 in connection with the acquisition. The accompanying financial statements include the results of operations of WKI commencing April 1, 2000 (date of acquisition).

The Company has commenced principal business operations and conducts its operations in the United States. Subsequent to September 30, 2001, the Company is no longer in the development stage.

There is no assurance that the Company's marketing efforts will be successful, or that the Company will achieve the necessary sales volume to sustain operations. The Company has incurred net losses and negative cash flows from operations since its inception. In addition, the Company operates in an environment of rapid change in technology and is dependent upon the services of its employees and its consultants. If the Company is unable to increase its sales volume, the Company would require additional funding and there is no assurance that such funding will be available to the Company under acceptable conditions. If such events do not occur, it is unlikely that the Company could continue its business.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The Company will continue to require the infusion of capital until operations become profitable. During 2002, the Company anticipates increasing revenues and continuing to monitor their expenses primarily in the area of compensation. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[2] Revenue recognition:

Revenue from proprietary software sales that does not require further commitment from the company is recognized upon shipment. Maintenance contract revenue is recognized on a straight-line basis over the life of the respective contract. Revenue from custom software development, which is generally billed separately from the Company's proprietary software, is recognized based on its percentage of completion. Revenue recognized under percentage of completion contracts are generally based upon specific milestones achieved as specified in customer contracts. The Company also derives revenue from the sale of third party hardware and software. Consulting revenue is recognized when the services are rendered. License revenue is recognized ratably over the term of the license.

Due to uncertainties inherent in the estimation process it is at least reasonably possible that completion costs for contracts in progress will be further revised in the near-term.

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

[6] Per share data:

The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock weighted average number of shares in 2001 and 2000 also includes 29,946 and 75,000 shares issuable as of December 31, 2001 and 2000, respectively. The 75,000 shares were issued in July 2001 and the 29,946 shares were issued in March, 2002. All potentially dilutive securities have been excluded from the computations since they would be antidilutive, however, these dilutive securities could potentially dilute earnings per share in the future.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[7] Research and development expenses:

Costs of research and development activities are expensed as incurred.

[8] Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $21,000 and $100,000 for the years ended December 31, 2001 and 2000, respectively.

[9] Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

[10] Stock-based compensation:

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") allows companies to either expense the estimated fair value of stock options and warrants, or to continue following the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net loss had the fair value of the options and warrants been expensed. The Company has elected to apply APB 25 in accounting for grants to employees under its stock based incentive plans. Equity instruments issued to non-employees are measured based on their fair values.

[11] Software development:

The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs. Technological feasibility is generally achieved upon satisfactory beta test results. Upon achieving technological feasibility, programming costs are capitalized and amortized over the economic useful live which is estimated to be two years. There were no capitalized software development costs as of December 31, 2001.

[12] Rental expense:

The Company has recognized the total minimum rental payments due under the lease on a straight-line basis over the lease term. As of December 31, 2001, the Company has a prepaid rent asset of $14,000.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[13] Goodwill:

The Financial Accounting Standards Board ("FASB") recently issued Statements of Financial Accounting Standards Nos. 141 "Business Combinations", 142 "Goodwill and Other Intangible Assets" and 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 141", "SFAS 142" and "SFAS 144"). All of these pronouncements are effective for fiscal years beginning after December 31, 2001. Under SFAS 141, a company must use the purchase method of accounting for all business acquisitions. SFAS 142 requires a company to periodically evaluate for impairment (as opposed to amortize) goodwill and intangible assets.

Goodwill resulting from the acquisition of Working Knowledge, Inc., accounted for as a purchase, was being amortized on a straight-line basis over 5 years through December 31, 2001. The Company adopted SFAS No. 142 effective
January 1, 2002 and as such, will test the goodwill balance for impairment at least on an annual basis. Such analysis will be based upon the expected future cash flows of Working Knowledge, Inc. There was no impairment of goodwill as of December 31, 2001.

Amortization of $30,000 and $23,000 has been included in general and administrative expenses for the years ended December 31, 2001 and 2000, respectively.

SFAS 144 supercedes SFAS 121. Management does not expect SFAS 144 to have a material impact on the consolidated financial statements.


NOTE C - RESTRICTED CASH

The Company renewed a certificate of deposit in the amount of $42,000 to collateralize a note payable. Interest is compounded on a quarterly basis at an annual percentage yield of 3.875%.


NOTE D - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of December 31, 2001 consists of the following:

     Computers                             $ 594,000
     Furniture, fixtures and equipment       172,000
     Leasehold improvements	                84,000
                                            --------
                                             850,000

     Accumulated depreciation                198,000
                                            --------
                                           $ 652,000
                                            ========

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001


NOTE E - NOTE PAYABLE

The Company has a $37,000 promissory note payable upon demand. Interest is payable on a monthly basis at a rate of 5.875% per annum.

During January 2001, the Company borrowed $300,000. The loan is collateralized by substantially all of the Company's assets and personally guaranteed by an officer of the Company. Additional collateral was provided by a letter of credit issued by a then unrelated third party (Note F). The letter of credit expired on January 19, 2002. The note principal was originally due on July 24, 2001 and was extended to January 24, 2002, together with interest at a variable rate of 8.0%. The note was renewed with a due date of July 24, 2002 at a current interest rate of 7%.


NOTE F - CAPITAL TRANSACTIONS

Common stock:

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

During the year ended December 31, 2001, the Company effected the following stock transactions:

During January, the Company borrowed $300,000 for working capital purposes. The loan is collateralized by substantially all of the Company's assets and personally guaranteed by an officer of the Company as well as a then unrelated third party. The third party was issued 250,000 shares of the Company's common stock valued at approximately $187,500 in exchange for the personal guarantee. Approximately $176,000 has been included in general and administrative expenses in the statement of operations for the year ended December 31, 2001.

During May, the Company sold 287,500 shares of its common stock for $115,000.

The Company compensated two employees in lieu of cash in the form of the Company's common stock. The Company issued 46,396 shares of its common stock to these employees, and approximately $22,000 is included in the statement of operations for the year ended December 31, 2001.

In July, the Company issued 75,000 shares of common stock to it's Chief Executive Officer (Note H).

The Company issued 724,052 shares and has 29,946 shares issuable of its common stock for various legal and other professional services. Approximately $405,000 has been included in the statement of operations for the year ended December 31, 2001.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001


NOTE F - CAPITAL TRANSACTIONS  (CONTINUED)

On July 27, 2001 the Board of Directors adopted the 2001 Stock Issuance Plan.
On February 5, 2002, the Board of Directors amended the plan to increase the number of shares available under the plan from the original 800,000 to 1,600,000. The plan provides for a stock issuance program under which, at the sole discretion of the plan administrator, eligible persons may be issued shares of our common stock by the immediate purchase of such shares or as a bonus for either past service to our company, or any of its subsidiaries, or as an incentive to accept employment or a board position with our company or any of its subsidiaries.

Warrants:

In conjunction with the closing of the reverse merger (Note A), the Company declared a distribution of 1,000,000 Series A warrants at the rate of one warrant for each 5.3 common shares held by the stockholders of record as of the beginning of business on August 3, 1999. The warrants have an exercise price of $1.25 per share and a three year contractual life from date of issuance. The warrants are redeemable by the Company for $.01 per warrant subject to 30 days written notice at any time the closing bid price of the stock equals or exceeds 300% of the exercise price of the warrant for ten consecutive trading days. The warrants became issuable on November 14, 2000, the date the Company's Form SB-2 filing was declared effective. As a result, the Company recorded a warrant dividend valued at $1,153,000, the fair value of the warrants on the effective date. The fair value was estimated using the Black-Scholes pricing model. The following assumptions were used in computing the fair value of the warrant dividend: risk free interest rate of 5.7%, zero dividend yield, volatility of the Company's common stock 218% and an expected life of three years. The warrants were issued on January 25, 2001.

In January and February of 2000, the Company issued 1,090,000 Series B warrants in connection with a private placement offering. The Series B warrants are exercisable for a period of up to five years from the date of issuance.

On February 20, 2001, the Company entered into a stock swap agreement with a principal corporate stockholder (a public company). The agreement provides for the exchange of cashless assignable Series C warrants to purchase 1,500,000 shares of the Company's common stock at an exercise price of $.50 per share for 150,000 restricted shares of the stockholder's common stock. The transaction was recorded as an investment valued at $225,000, which represented the market value of the stockholder's common stock exchanged on the date of the agreement (See Note L).

No warrants have been exercised through December 31, 2001.

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

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001


NOTE F - CAPITAL TRANSACTIONS  (CONTINUED)

Stock options:  (continued)

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation prescribed therein are shown below. Exercise prices and weighted-average contractual lives of stock options outstanding as of December 31, 2001 are as follows:

            Options Outstanding                          Options Exercisable
-------------------------------------------   ------------------------------------------
                                 Weighted
                                 Average        Weighted                      Weighted
                                Remaining       Average                       Average
  Exercise        Number       Contractual      Exercise       Number         Exercise
   Prices       Outstanding        Life          Price       Exercisable       Price
-------------   ------------   ------------   ------------   ------------   ------------
$0.31 - $0.50     960,000          9.25          $0.39          60,000         $0.31
$0.54 - $0.83     790,000          4.19          $0.73         330,000         $0.74
$1.25 - $2.13     452,000          8.26          $1.65         274,000         $1.65

                    Summary of Options Granted and Outstanding:
                                                Year Ended December 31,
                                              2000                    2001
                                     ----------------------  ----------------------
                                                  Weighted                 Weighted
                                                  Average                  Average
                                                  Exercise                 Exercise
                                       Shares      Price        Shares      Price
                                     ----------  ----------   ----------  ----------
Options:
  Outstanding at beginning of year      572,000   $   .77      1,593,000   $  1.33
  Granted                             1,346,000      1.56      1,739,000       .47
  Cancelled                            (325,000)     1.28     (1,130,000)      .09
                                     ----------    --------   ----------    --------
     Outstanding at end of year       1,593,000   $  1.33      2,202,000   $   .77
                                     ==========    ========   ==========    ========

Through December 31, 2001, 241,000 of the 572,000 employee options outstanding at January 1, 2000, have vested based on the intrinsic value of the options at the grant date. The charge for the 114,000 options that vested during 2001 and the 67,000 options that vested during 2000 approximated $299,000 and $518,000, respectively, and are reflected in the statements of operations for the years ended December 31, 2001 and 2000 in general and administrative expenses.

The fair value of each option granted prior to 2000 has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of the options granted during 1999 was $2.42. The following weighted average assumptions were used in computing the fair value of option grants for 1999: weighted average risk-free interest rate of 5.50%, zero dividend yield, volatility of the Company's common stock of 40% and an expected life of the options of five years. The options vest ratably over a five year period.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001


NOTE F - CAPITAL TRANSACTIONS  (CONTINUED)

During the year ended December 31, 2000, the Company granted the following stock options:

In January 2000, the Company granted 308,000 stock options to employees with an exercise price of $2.12, equal to the fair value of the common stock, with a contractual life of ten years and a two year vesting period, 50% at the end of each one year period from the date of grant, 11,000 of such options were cancelled in January 2000. The fair value of the noncancelled options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $2.12. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 6.66%, zero dividend yield, volatility of the Company's common stock of 218% and an expected life of the options of ten years.

During April 2000, the Company entered into an agreement with a third party to provide legal services to the Company in exchange for an initial grant of 150,000 options at an exercise price of $1.625, equal to the fair value of the common stock. In accordance with the agreement, legal counsel earned vesting of stock options for services rendered based on a calculation defined in the agreement. The fair value of each of these options has been estimated on the date vested using the Black-Scholes option pricing model. The weighted average fair value of these options was $1.62. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 5.99%, zero dividend yield, volatility of the Company's common stock of 218% and an expected life of the options of ten years. As of December 31, 2000 options valued at approximately $38,000 were earned and are reflected in general and administrative expenses. This agreement was terminated in 2001, and the nonvested options were cancelled. The Company recorded a charge of $34,000 for those options that vested in 2001.

During April 2000, the Company entered into an independent account representative agreement with a third party to provide outside sales services to the Company in exchange for a grant of 250,000 options at an exercise price of $1.625, equal to the fair value of the common stock. In accordance with the agreement, 50,000 options vested as of the effective date of the agreement and additional stock options vest based on services rendered as defined in the agreement. The fair value of each of these options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $1.62. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 5.99%, zero dividend yield, volatility of the Company's common stock of 218% and an expected life of the options of ten years. As of December 31, 2000, options valued at approximately $81,000 were earned and are reflected in general and administrative expenses. This agreement was terminated and settled during August 2001. As a result of the settlement, the remaining 200,000 unvested options were cancelled. In addition, the representative was issued 75,000 shares of the Company's common stock with a fair market value of $.49 per share or approximately $37,000.

In July 2000, the Company granted 638,000 stock options to employees with an exercise price of $1.25, equal to the fair value of the common stock, with a contractual life of ten years and a two year vesting period, 50% at the end of each one year period from the date of grant, 314,000 of such options were cancelled in July 2000. The fair value of the noncancelled options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $1.25. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 6.05%, zero dividend yield, volatility of the Company's common stock of 218% and an expected life of the options of ten years.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001


NOTE F - CAPITAL TRANSACTIONS  (CONTINUED)

During the year ended December 31, 2001, the Company granted the following stock options:

In January 2001, the Company granted 83,000 stock options to employees with an exercise price of $.77, equal to the fair value of the common stock, with a contractual life of ten years and a two year vesting period, 50% at the end of each one year period from the date of grant, 25,000 of such options have been cancelled. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $.77. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 6.05%, zero dividend yield, volatility of the Company's common stock of 218% and an expected life of the options of ten years.

During March 2001, the Company granted 60,000 stock options for legal services to a member of the Board of Directors with an exercise price of $.3125, equal to the fair value of the common stock, with a contractual life of five years and a thirty day vesting period from the date of grant. The fair value of the options has been estimated using the Black-Scholes option pricing model. The weighted average fair value of these options was $.3125. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 4.64%, zero dividend yield, volatility of the Company's common stock of 247% and an expected life of the options of five years. Options valued at approximately $19,000 were earned and are included in general and administrative expense for the year ended December 31, 2001.

During April 2001, the Company granted 300,000 stock options for outside consulting services with an exercise price of $.28, equal to the fair value of the common stock, with a contractual life of five years, exercisable as of the date of grant. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The options were forfeited as of December 31, 2001 and no expense has been recognized for 2001.

During April 2001, the Company granted 100,000 stock options for outside consulting services with an exercise price of $.39, $.11 more than the fair value of the common stock, with a contractual life of ten years and a two year vesting period, 50% at the end of each one year period from the date of grant. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $.28. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 5.14%, zero dividend yield, volatility of the Company's common stock of 247% and an expected life of the options of ten years. An expense of approximately $10,000 is included in general and administrative expense for the year ended December 31, 2001 for the estimated value of the options over the period services are to be received.

During April 2001, the Company granted 300,000 stock options to an employee with an exercise price of $.50, $.25 over the fair value of the common stock, with a contractual life of ten years and a two year vesting period, 50% at the end of each one year period from the date of grant. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $.25. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 6.05%, zero dividend yield, volatility of the Company's common stock of 247% and an expected life of the options of ten years.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001


NOTE F - CAPITAL TRANSACTIONS  (CONTINUED)

During April 2001, the Company granted 60,000 stock options for professional services with an exercise price of $.61, equal to the fair value of the common stock, with a contractual life of five years, exercisable as of the date of grant. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $.61. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 4.76%, zero dividend yield, volatility of the Company's common stock of 247% and an expected life of the options of five years. An expense of approximately $36,000 is included in general and administrative expense for the year ended December 31, 2001, for the estimated value of options over the period services are to be received.

During June 2001, the Company granted 35,000 stock options to an employee with an exercise price of $1.49, $.84 over the fair value of the common stock, with a contractual life of ten years and a vesting period of 50% at the end of five months and 50% at the end of seventeen months. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $.65. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 6.05%, zero dividend yield, volatility of the Company's common stock of 247% and an expected life of the options of ten years.

During July 2001, the Company granted 100,000 stock options to an employee with an exercise price of $.54, equal to the fair value of the common stock, with a contractual life of ten years and a vesting period of 50% at the end of five months and 50% at the end of seventeen months. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $.54. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 6.05%, zero dividend yield, volatility of the Company's common stock of 247% and an expected life of the options of ten years.

During October 2001, the Company granted 650,000 stock options to three employees, 450,000 options with an exercise price of $.34, and 200,000 options with an exercise price of $.70, all equal to the fair value of the common stock, with a contractual life of ten years and a two year vesting period, 50% at the end of each one year period from the date of grant. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $.45. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 4.57%, zero dividend yield, volatility of the Company's common stock of 222% and an expected life of the options of ten years.

During October 2001, the Company granted 50,000 stock options for outside consulting services with an exercise price of $.34, equal to the fair value of the common stock, with a contractual life of ten years and a two year vesting period, 50% at the end of each one year period from the date of grant. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $.34. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 4.57%, zero dividend yield, volatility of the Company's common stock of 222% and an expected life of the options of ten years. An expense of approximately $1,000 is included in general and administrative expense for the year ended December 31, 2001, for the estimated value of options over the period services are to be received.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001


NOTE F - CAPITAL TRANSACTIONS  (CONTINUED)

The following table summarizes the pro forma operating results of the Company for December 31, 2001 had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

     Pro forma net loss available to common stockholders    $ (2,399,000)
     Pro forma basic and diluted loss per share             $      (0.11)

As of December 31, 2001, the Company has reserved 5,791,000 shares of its common stock for issuance upon exercise of stock options and warrants.


NOTE G - INCOME TAXES

The significant components of the Company's deferred tax asset as of December 31, 2001 are as follows:

     Deferred income tax assets:
       Net operating losses carryforwards     $ 1,525,000
       Deferred compensation		              576,000
       Other		                           17,000
                                               ----------
                                                2,118,000
       Valuation allowance                     (2,118,000)
                                               ----------
       Net deferred tax asset                 $         0
                                               ==========

The significant components of the provision for income taxes for the years ended December 31, 2001 and 2000 are as follows:

                                            2001          2000
                                         -----------   -----------
     Deferred:
       Federal                           $ (580,000)   $ (704,000)
       State	                         (109,000)     (132,000)
       Change in valuation allowance        689,000       836,000
                                          ---------     ---------

          Total deferred income taxes    $        0    $        0
                                          =========     =========

As of December 31, 2001, the Company has net operating loss carryforwards of approximately $4,017,000 for federal income tax purposes, which expire through 2021. In the event of potential future ownership changes, Internal Revenue Code Section 382 limits the amount of such net operating loss carryforward available to offset future taxable income.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001


NOTE G - INCOME TAXES  (CONTINUED)

The difference between the statutory federal income tax rate on the Company's pre-tax loss and the Company's effective income tax rate is summarized as follows:

                                            2001        2000
                                           ------      ------
     Statutory federal income tax rate     (34.0%)     (34.0%)
     Increase in valuation allowance        34.0%       31.0%
     Other                                     0%        3.0%
                                           ------      ------
     Effective income tax rate                 0%          0%
                                           ======      ======


NOTE H - RELATED PARTY TRANSACTIONS

Officer advances:

Represents advances to the Chief Executive Officer who is a principal stockholder of the Company which bears interest at 7% per annum. During 2001, repayments of $25,000 were made by the principal stockholder which was offset by advances of $4,000 plus interest earned but not paid of $3,000. The amount is to be repaid by December 31, 2002.

Management Services:

During 2000, an officer and stockholder of a significant stockholder provided management and consulting services to the Company at an annual rate of $60,000. Such amount was charged to operations for the ended December 31, 2000.

Rent:

In May 2000, the Chief Executive Officer, who is a principal stockholder of the Company, transferred 75,000 shares to a lessor of the Company for future rent obligations and certain leasehold improvements. As a result of this transaction, the Company recognized a credit to additional paid-in capital of $109,000, representing the fair value of the stock transaction. The Company issued 75,000 replacement shares to this individual in July 2001.


NOTE I - COMMITMENTS

Leases:

The Company leases office space, equipment and an automobile under operating leases. Future minimum lease payments as of December 31, 2001 are as follows:

     Year Ending
     December 31,
     ------------
         2002            $  146,000
         2003               121,000
         2004                70,000

Rent expense for the years ended December 31, 2001 and 2000 amounted to $272,000 and $165,000, respectively.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001


NOTE I - COMMITMENTS  (CONTINUED)

Employment agreement:

The Company entered into an employment and noncompetition agreement with a stockholder to act in the capacity of President and Chief Executive Officer.
The term of the employment agreement is for three years commencing on January 1, 2000. The agreement allows for a one year renewal option unless terminated by either party. Base salary is $120,000 per annum with available additional cash compensation as defined in the agreement. Compensation under this agreement of $105,000 is included in general and administrative expenses for the year ended December 31, 2000; the individual has agreed to forgo his compensation for the year ended December 31, 2001. The Company recorded a charge to operations of $120,000 representing the fair value of such services rendered with a corresponding increase to additional paid in capital. The noncompetition agreement commences upon the termination of the employment agreement for a period of one year.


NOTE J - MAJOR CUSTOMERS

During the year ended December 31, 2001, three customers accounted for 16%, 13%, and 12% of the Company's revenue. During the year ended December 31, 2000, two customers accounted for 13% and 12% of the Company's revenue.

As of December 31, 2001, balances due from two customers comprised 57% and 21% of total accounts receivable. As of December 31, 2000, balances due from four customers comprised 26%, 20%, 12% and 12% of total accounts receivable.


NOTE K - PRO FORMA FINANCIAL INFORMATION

The following pro forma information is provided to reflect the consolidated operations of the Company and its subsidiaries for the year ended December 31, 2000, assuming that the purchase of Working Knowledge, Inc. which occurred April 2000 was consummated at the beginning of the period.

     Sales              $  1,584,000
     Net loss             (2,297,000)
     Loss per share             (.11)


NOTE L - CONSULTING AGREEMENT

The Company entered into an agreement with a company to provide consulting and public relation services. The consultant received an initial fee of 150,000 shares of Manhattan Scientifics, Inc. stock. In consideration of furnishing this initial fee, the Company issued 1,500,000 Series C warrants to Manhattan Scientifics, Inc. (see Note F). In addition, a total fee of 75,000 shares was furnished during the term of agreement. The agreement, as revised, was terminated as of October 31, 2001. Expense of $267,000 has been included in the statement of operations for the year ended December 31, 2001.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001


NOTE M - REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on separate legal entities. NMS derives revenues from the development and marketing proprietary internet technology-based software and WKI provides data maintenance services related to NMS digital asset management system. Information related to the Company's reportable segments for 2001 is as follows:

                                                     Working
                                        NMS      Knowledge, Inc.     Total
                                    -----------  ---------------  -----------
     Revenue                        $   975,000    $   304,000    $ 1,279,000

     Cost of services                   458,000         29,000        487,000
     General and administrative       2,453,000        270,000      2,723,000
     Research and development           279,000                       279,000
                                     ----------     ----------     ----------
     Operating (loss) income        $(2,215,000)   $     5,000    $(2,210,000)
                                     ==========     ==========     ==========
     Total assets                   $ 1,315,000    $   156,000    $ 1,471,000

WKI revenue consists primarily of software maintenance and scanning services.

A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

     Segments' operating loss                    $ (2,210,000)
     Other income (expense)                           (30,000)
                                                  -----------
     Consolidated net loss/comprehensive loss    $ (2,240,000)

Prior to acquisition of Working Knowledge, Inc., in April 2000, the Company operated within one business segment.

Amortization and depreciation expense amounted to $79,000 and $25,000 for NMS and WKI, respectively. Also, total fixed asset additions amounted to $345,000 and 0 for NMS and WKI, respectively.


NOTE N - CONTINGENCY

A former employee has threatened to bring a claim against the Company for breach of an alleged oral contract. As of the filing of this 10-KSB no claim has been filed. The Company believes there is no merit to the allegations and intends to vigorously defend against any claims.

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

     Name               Age   Position                    Director Since
     Richard Govatski   57    Chairman, President & CEO   1999
     Marvin Maslow      64    Director                    1999
     Scott L. Bach      39    Director                    1999
     Teresa B. Dickey   56    Secretary & Treasurer       --

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

Telemedicine Advisory Board

     In March 2001 we established a telemedicine advisory board to be composed of up to six industry leaders who could advise us on targeting potential uses of our products in the medical field. We are authorized to issue up to 50,000 shares of our common stock to each of the members of this board. In May 2001 we appointed three persons to the advisory board and granted to each member a ten-year option to purchase 50,000 shares each at $0.39 per share. These options vest at the rate of 50% per year. One of the advisors has since resigned and his options to purchase 50,000 shares have been cancelled. The advisory board has been reduced to the two remaining persons. Management has met with the advisory board three times since its organization.

                   ITEM 10.  EXECUTIVE COMPENSATION

General

     The following summary compensation table sets forth the aggregate executive compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2001, 2000, and 1999:

                                                                 LONG-TERM
                               ANNUAL COMPENSATION              COMPENSATION
                                                                        Securities
                                                            Restricted  Under-
Name and                                      Other Annual  Stock       lying
Principal Position     Year  Salary    Bonus  Compensation  Award(s)    Options
                              ($)       ($)       ($)         ($)        (#)
Richard Govatski, CEO  2001  $-0-       -0-       -0-         -0-        -0-
                       2000  $120,000   -0-       -0-         -0-        -0-
                       1999  $65,000    -0-       -0-         -0-       500,000

     During the year 2000, $15,000 of the salary of Mr. Govatski was not paid, but has been accrued. Mr. Govatski agreed to forgo his annual salary for 2001, none of which was paid.

However, the company did record a charge to operations in the amount of $120,000 to reflect the fair value of the services rendered during 2001.

Options and Stock Appreciation Rights

     During the year ended December 31, 2001, no options or stock appreciation rights were made to Mr. Govatski, and none of the outstanding options held by Mr. Govatski were exercised. At year-end, Mr. Govatski held no stock appreciation rights. The following table sets forth the year-end option numbers and values for Mr. Govatski:

                          Number of
                          Securities Underlying         Value of Unexercised
                          Unexercised Options           In-The-Money Options
                          At Fiscal Year-end (#)        At Fiscal Year-end ($)
Name                      Exercisable/Unexercisable     Exercisable/Unexercisable
Richard Govatski, CEO     200,000 (exercisable)         $-0-
                          300,000 (unexercisable)       $-0-

     At December 31, 2001, Mr. Govatski held options to purchase 500,000 shares. Of these, 380,000 were exercisable at $0.75 per share and 120,000 were exercisable at $0.825 per share. The closing price of the common stock at December 31, 2001, was $0.34 per share, which management believes represented the fair market value of the stock on that date. Thus, none of the options held by Mr. Govatski were in-the-money options at year-end.

Employment Agreements

     We have a three-year employment contract with Mr. Govatski to act as our president and chief executive officer on a full-time basis. The agreement commenced on January 1, 2000. The annual base salary is $120,000, which amount is subject to review by the Board of Directors each year commencing as of January 1, 2000. During the year ended December 31, 2000, we did not pay $15,000 of Mr. Govatski's salary, which amount has been accrued and is still owed to Mr. Govatski. Mr. Govatski has agreed to forgo his salary for the year ended December 31, 2001. He is entitled to a bonus from time-to-time as may be determined solely by the Board of Directors. As part of his benefits he received options to purchase 500,000 shares of our common stock. We have also agreed to provide him with a long-term disability insurance policy and with group health, hospitalization, major medical insurance, and other similar benefits as we may adopt in the future. The only benefits provided at this time are medical and dental insurance. We have also agreed to maintain a $1,000,000 life insurance policy which permits him to designate the beneficiary. However, no life insurance benefits are yet in place. We also purchased an automobile for approximately $36,000 and provide him use of the automobile for business purposes. The employment contract also contains standard confidentiality provisions and a one-year non-competition provision after termination. The agreement is terminable for cause by a vote of two-thirds of the directors. It can also be terminated upon three-month's notice if he becomes incapacitated for a period of six months or immediately upon his death.

     We have entered into an arrangement with Marvin Maslow to pay him an annual salary of $60,000 to work part-time as a consultant for us. We have also leased a car for him. This arrangement can be terminated by the Board of Directors at any time. During the year ended December 31, 2000, we did not pay $2,500 of Mr. Maslow's salary, which amount has been accrued and is still owed to Mr. Maslow. No consulting fees were owed or paid to Mr. Maslow for the year ended December 31, 2001.

Compensation of Directors

     Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity. During the year ended December 31, 2001, we granted options to Scott Bach, one of our Directors, to purchase up to 60,000 shares of common stock at an exercise price of $.3125 per share. These options were issued for services rendered by Mr. Bach as a director. The options are fully vested and expire on March 28, 2006. Also during the year ended December 31, 2001, we issued 64,655 shares of common stock to Marvin Maslow, one of our directors, for services rendered as a director. These shares were returned to us and cancelled by Mr. Maslow during the year and there is no further obligation to reissue these shares. On February 26, 2002, we issued 227,941 shares to Mr. Maslow as a bonus for being a director.

Stock Option Plan

     As of August 3, 1999, we adopted a stock option plan, pursuant to which we are authorized to grant options to purchase up to 3,000,000 shares of our common stock to our key employees, officers, directors, consultants, and other agents and advisors. Awards under the plan consist of both incentive and non-qualified options. At March 31, 2002, we had granted options to purchase 3,962,362 shares of common stock, 1,495,051 of which had been forfeited as a result of employee terminations and 2,467,311 of which remained outstanding and unexercised. Of these outstanding options, 751,195 had vested.

     The plan is administered by the Board of Directors which will determine the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the plan.

     Persons who are eligible to participate in the plan include the following: (i) Employees, as to both incentive and non-qualified options;
(ii) non-employee members of the Board, as to non-qualified options; and
(iii) consultants and other independent advisors, as to non-qualified options.

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

     No option may be granted to be exercised more than 10 years after the grant date. The terms of options outstanding at the time of a persons cessation of service, death, permanent disability, or misconduct are reduced to the following periods, but not to exceed the original term:
(i) Three months after cessation of services, except by reason of death, permanent disability, or misconduct; (ii) twelve months after the optionee's death or permanent disability; and (iii) immediately upon termination for misconduct.

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

2001 Stock Issuance Plan

     On July 27, 2001, the Board of Directors adopted the 2001 plan. Shareholders owning a majority of the voting control of our common stock approved the plan by written consent on July 30, 2001. On February 5, 2002, the Board of Directors amended the plan to increase the number of shares available under the plan from 800,000 to 1,600,000. The 2001 plan provides for a stock issuance program under which, at the sole discretion of the plan administrator, eligible persons may be issued shares of our common stock by the immediate purchase of such shares or as a bonus for either past service to our company, or any of its subsidiaries, or as an incentive to accept employment or a board position with our company or any of its subsidiaries.

     The purpose of the 2001 plan is to provide eligible persons an opportunity to acquire a proprietary interest in our company and as an incentive to remain in its service.

     The 2001 plan will continue in effect until all of the stock available for grant or issuance have been acquired through grants of shares, or until ten years from the date the plan was adopted by the Board of Directors, whichever is earlier. The 2001 plan may also be terminated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all of our assets. The plan may be terminated earlier or modified by the board provided that no rights of participants may be altered unless with the consent of the persons holding shares of common stock pursuant to the 2001 plan who are affected.

     The plan is administered by our Board of Directors. However, at the discretion of the board, it may establish a committee of members of the board to which committee the board may delegate administration of the plan. Non-employee members of the board, and non-employee members of the board of directors of our subsidiaries, are eligible to participate in the 2001 plan.

     There are 1,600,000 shares of our common stock authorized for stock grants under the 2001 plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations. The shares eligible for the plan are reserved from our authorized but unissued common shares.

     Participants in the 2001 Plan are selected by the plan administrator which is currently the Board of Directors. The persons eligible to participate in the 2001 plan are as follows: employees of our company and any of its subsidiaries; non-employee members of our board or non-employee members of the board of directors of any of our subsidiaries; and consultants and other independent advisors who provide services to us or any of our subsidiaries. Shares may be issued to consultants or advisors who are natural persons and who provide bona fide services to us or one of our subsidiaries, provided that the services are not in connection with the offer or sale of securities in a capital-raising transaction, and do not directly or indirectly promote or maintain a market for our securities.
The plan administrator has full authority to determine which eligible persons are to be issued shares pursuant to the plan and the terms upon which those shares are to be issued not inconsistent with the provisions of the 2001 plan. In general, there is no limitation regarding the amount of securities that an eligible participant may receive or purchase.

     At the discretion of the plan administrator, the consideration provided for the issuance of our shares under the stock issuance plan will be satisfied in one or more of the following ways, or combinations thereof:
(i) in cash or check payable to us; (ii) issuing of a full-recourse promissory note; (iii) payroll deductions in installments; (iv) past services rendered to our company or one of its subsidiaries; or (v) the agreement of a participant to accept employment or a board position and the undertaking and performance of services with or to our company or one of its subsidiaries.

     Stock issued under the stock issuance plan may vest immediately or upon terms established by the plan administrator, provided that at least 20 percent of the total shares subject to a vesting schedule will fully vest in each calendar year on the anniversary date of the issuance of the shares.

     Irrespective of whether a participant's shares are vested or are held in escrow, a participant to whom shares under the stock issuance plan have been issued will have the right to vote those shares and to receive any regular cash dividends paid on those shares.

     If employment with or service to us terminates for whatever cause at a time when the participant holds unvested shares issued under the stock issuance plan, those shares will be immediately surrendered to us and cancelled. In the event the participant paid for the shares surrendered in cash or cash equivalent, the amount of that consideration will be repaid. In the event that the participant furnished a promissory note in payment of shares surrendered, the remaining balance of that note attributable to the surrendered shares will be cancelled. In the sole discretion of the plan administrator, the surrender and cancellation of any unvested shares issued under the stock issuance plan may be waived at anytime by the plan administrator subject to such terms and conditions, or on no terms and conditions, as the plan administrator may determine.

     As of March 31, 2002, we had issued 892,181 shares under the 2001 plan, all of which were fully vested upon issuance.

                     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information derived from the named person, or from the transfer agent, concerning the ownership of common stock as of March 26, 2002, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of the common stock; (ii) all directors and executive officers; and (iii) directors and executive officers as a group:

                                Amount and Nature
Name and Address                of Beneficial
of Beneficial Owner             Ownership             Percent of Class

Richard Govatski                5,480,500(1)          24.2%
5041 Indian School Rd NE
Albuquerque, NM  87110

Manhattan Scientifics, Inc.     4,911,300(2)          26.8%
Olympic Tower
641 5th Ave.
Suite 36 F
New York, NY 10022

Marvin Maslow                   227,941               1%
Olympic Tower
641 5th Ave.
Suite 36 F
New York, NY 10022

Scott L. Bach                   100,000(3)            *
1 Rockefeller Plaza
New York NY 10020

Teresa B. Dickey                135,500(4)            *
5041 Indian School Rd NE
Albuquerque, NM  87110

Executive Officers and          5,943,941             26%
Directors as a Group
(4 Persons)
---------------
     *Represents less than 1%.
     (1) This number of shares includes options to purchase 200,000 shares, which options have vested and are currently exercisable. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Govatski.
     (2) The total number of shares beneficially owned by Manhattan Scientifics also includes warrants to purchase 1,500,000 shares, which warrants are currently exercisable. The shares underlying these warrants are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Manhattan Scientifics.
     (3) This number of shares includes options to purchase 60,000 shares, which options have vested and are currently exercisable. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Bach.
     (4) This number of shares includes options to purchase 85,500 shares, which options have vested and are currently exercisable. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Ms. Dickey.

            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Richard Govatski, our president, director, and principal shareholder, may be deemed a promoter in relation to the organization of our business. In connection with the acquisition of New Mexico Software, Mr. Govatski exchanged all 1,000 of his shares of New Mexico Software for 5,597,000 shares in the public company.

     During the years ended December 31, 1999 and 2000, we advanced a total of $50,000 to Mr. Govatski. After repayment of $25,000 by Mr. Govatski in 2001, the principal and interest due was reduced to approximately $32,000 at December 31, 2001, including $4,000 advanced by us to Mr. Govatski during 2001. This amount is repayable on or before December 31, 2002, and bears interest at 7% per annum.

     In January 2001 our wholly owned subsidiary, New Mexico Software, Inc., entered into a line of credit agreement with Los Alamos National Bank in the maximum principal amount of $300,000. It also issued a promissory note dated January 24, 2001, in the principal amount of $300,000, representing the amount that it borrowed under the line of credit. The note is secured
by all of New Mexico Software's furniture, fixtures, equipment, inventory, accounts, chattel paper, tangibles and general intangibles, and a letter of credit in the amount of $250,000 issued by another bank and provided by Murray Kelly. We issued 250,000 shares to Mr. Kelly for providing this letter of credit as collateral on this note. The note was originally due on or before July 24, 2001, and has been extended to July 24, 2002. The note bears interest at 7%. Approximately $304,000 in principal and interest were due as of March 29, 2002. Mr. Govatski has personally guaranteed to the bank repayment of $50,000 of this line of credit.

     The lease payments for our office space in Albuquerque, New Mexico, of $47,000 and improvements of approximately $28,000 were provided through the payment of 75,000 shares of our common stock to the landlord by Richard Govatski, our president, a director, and a principal shareholder. In March 2001 we issued 75,000 shares to Mr. Govatski for providing his shares to the landlord.

     In March 2001 we issued 1,500,000 Series C Warrants to Manhattan Scientifics, Inc., one of our principal shareholders, and a corporation controlled by Marvin Maslow, one of our directors. These warrants were issued in consideration of Manhattan Scientifics issuing 100,000 of its common shares to a consultant for services performed by the consultant for our company.

     We have granted options to Mr. Govatski under our option plan to purchase an aggregate of 500,000 shares of common stock. The options were granted in August 1999 and vest at the rate of 20% per year. Of the total options, 380,000 are exercisable at $0.75 per share and 120,000 are exercisable at $0.825 per share.

     We have granted options under our option plan to Teresa Dickey, one of our executive officers, to purchase an aggregate of 518,780 shares. Of the total options, 56,000 were granted in January 2000 and are exercisable at $2.125 per share; 56,000 were granted in July 2000 and are exercisable at $1.25 per share; 3,000 were granted in January 2001 and are exercisable at $0.77 per share; 400,000 were granted in October 2001 and are exercisable at $0.34 per share; and 3,780 were granted in January 2002 and are exercisable at $0.34 per share. The options vest at the rate of 50% per year.

     We have granted options under our option plan to Scott Bach, one of our directors, to purchase 60,000 shares at $0.3125 per share. The options were immediately vested upon granting.

     In February 2002 we issued 227,941 shares, valued at $77,500, to Marvin Maslow, one of our directors, for services performed as a director.

                ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) Exhibits. The following exhibits are included as part of this report:

Exhibit No.  Description of Exhibit                                      Location
2.1          Reorganization agreement dated August 3, 1999                (1)
2.2          Acquisition Agreement with Working Knowledge                 (2)
3.1          Articles of Incorporation, as amended                        (1)
3.2          By-Laws of the Company                                       (1)
4.1          Form of Common Stock Certificate                             (1)
4.2          Form of Series A Warrant Certificate                         (1)
4.3          Form of Warrant Agency Agreement for Series A Warrants       (1)
4.4          Form of Series B Warrant Certificate                         (1)
4.5 & 10.9   Series C Warrant Certificate dated November 12, 2001         (3)
10.1         Sun Microsystems Lease                                       (1)
10.2         Building Lease (Albuquerque) dated August 4, 1999            (1)
10.3         Building Lease (Albuquerque) Amendment dated May 17, 2000   Attached
10.4         Office Lease (California) dated June 8,2000, as amended     Attached
10.5         Form of Employee Confidentiality Agreement                   (1)
10.6         Stock Option Plan                                            (1)
10.7         Employment Agreement of Mr. Govatski                         (2)
10.8         2001 Stock Issuance Plan, as amended February 5, 2002        (4)
10.9         Letter Agreement dated February 20, 2001, with
             Manhattan Scientifics, Inc.                                  (3)
10.10        Commercial Loan Agreement with Los Alamos National
             Bank, Promissory Note, and Personal Guaranty, all dated
             January 24, 2001, and extension dated January 24, 2002      Attached
10.11        William Copeland Agreement dated August 31,2001             Attached
10.12        Sony Software Distribution Agreement dated
             December 14, 2001                                           Attached
21.1         List of Subsidiaries                                        Attached
23.1         Consent of Auditor                                          Attached

     (1) Filed with the Securities and Exchange Commission on February 11, 2000, as an exhibit with our original filing of a registration statement on Form SB-2 (SEC File No. 333-30176).
     (2) Filed with the Securities and Exchange Commission on July 31, 2000, as an exhibit with our second amended filing of a registration statement on Form SB-2 (SEC File No. 333-30176).
     (3) Filed with the Securities and Exchange Commission on November 14, 2001, as an exhibit with our third quarter report on Form 10-QSB (SEC File No. 333-30176).

     (4) Filed with the Securities and Exchange Commission on February 13, 2002, as an exhibit with the first post-effective amendment to our registration statement on Form S-8 (SEC File No. 333-66580).

     (b) Reports on Form 8-K: No current reports on Form 8-K were filed during the fourth quarter ended December 31, 2001.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NMXS.COM, Inc.


Date: April 8, 2002                By /s/ Richard F. Govatski
                                      Richard Govatski, President and Chief
                                      Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacitates and on the dates indicated.


Date:  April 8, 2002               /s/ Richard F. Govatski
                                   Richard Govatski, Director


Date:  April 5, 2002               /s/ Marvin Maslow
                                   Marvin Maslow, Director


Date:  April 8, 2002               /s/ Scott L. Bach
                                   Scott L. Bach, Director


Date:  April 8, 2002               /s/ Teresa Dickey
                                   Teresa Dickey, Principal Financial Officer


Date:  April 8, 2002               /s/ Robert A. Armstrong
                                   Robert A. Armstrong, Controller

              SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
             REPORTS FILED PURSUANT TO SECTION 15(d) OF THE
                 EXECHANGE ACT BY NON-REPORTING ISSUERS

No annual report has been sent to security holders covering the registrant's last fiscal year. During the year ended December 31, 2001, the registrant sent to its shareholders information statements dated June 4, 2001, in regard to the election of directors, and July 30, 2001, in regard to the adoption of a stock issuance plan. Copies of these information statements are furnished to the Commission for its information only and are not to be considered filed with this report.