Form 10KSB/A
period 2001-12-31
NMXS COM  INC
filed 2002-04-15
CIK 1101865

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-KSB/A-1

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

                     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information derived from the named person, or from the transfer agent, concerning the ownership of common stock as of March 26, 2002, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of the common stock; (ii) all directors and executive officers; and (iii) directors and executive officers as a group:

                                Amount and Nature
Name and Address                of Beneficial
of Beneficial Owner             Ownership             Percent of Class

Richard Govatski                5,480,500(1)          24.2%
5041 Indian School Rd NE
Albuquerque, NM  87110

Manhattan Scientifics, Inc.     6,411,300(2)          26.8%
Olympic Tower
641 5th Ave.
Suite 36 F
New York, NY 10022

Marvin Maslow                   227,941               1%
Olympic Tower
641 5th Ave.
Suite 36 F
New York, NY 10022

Scott L. Bach                   100,000(3)            *
1 Rockefeller Plaza
New York NY 10020

Teresa B. Dickey                135,500(4)            *
5041 Indian School Rd NE
Albuquerque, NM  87110

Executive Officers and          5,943,941             26%
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

                ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) Exhibits. The following exhibits are included as part of this report:

Exhibit No.  Description of Exhibit                                      Location
2.1          Reorganization agreement dated August 3, 1999                (1)
2.2          Acquisition Agreement with Working Knowledge                 (2)
3.1          Articles of Incorporation, as amended                        (1)
3.2          By-Laws of the Company                                       (1)
4.1          Form of Common Stock Certificate                             (1)
4.2          Form of Series A Warrant Certificate                         (1)
4.3          Form of Warrant Agency Agreement for Series A Warrants       (1)
4.4          Form of Series B Warrant Certificate                         (1)
4.5 & 10.9   Series C Warrant Certificate dated November 12, 2001         (3)
10.1         Sun Microsystems Lease                                       (1)
10.2         Building Lease (Albuquerque) dated August 4, 1999            (1)
10.3         Building Lease (Albuquerque) Amendment dated May 17, 2000    (5)
10.4         Office Lease (California) dated June 8,2000, as amended      (5)
10.5         Form of Employee Confidentiality Agreement                   (1)
10.6         Stock Option Plan                                            (1)
10.7         Employment Agreement of Mr. Govatski                         (2)
10.8         2001 Stock Issuance Plan, as amended February 5, 2002        (4)
10.9         Letter Agreement dated February 20, 2001, with
             Manhattan Scientifics, Inc.                                  (3)
10.10        Commercial Loan Agreement with Los Alamos National
             Bank, Promissory Note, and Personal Guaranty, all dated
             January 24, 2001, and extension dated January 24, 2002       (5)
10.11        William Copeland Agreement dated August 31,2001              (5)
10.12        Sony Software Distribution Agreement dated
             December 14, 2001                                            (5)
21.1         List of Subsidiaries                                         (5)

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

     (4) Filed with the Securities and Exchange Commission on February 13, 2002, as an exhibit with the first post-effective amendment to our registration statement on Form S-8 (SEC File No. 333-66580).
     (5) Filed with the Securities and Exchange Commission on April 9, 2002, as an exhibit with our annual report on Form 10-KSB (SEC File
No. 333-30176).

     (b) Reports on Form 8-K: No current reports on Form 8-K were filed during the fourth quarter ended December 31, 2001.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NMXS.COM, Inc.


Date: April 12, 2002               By /s/ Richard F. Govatski
                                      Richard Govatski, President and Chief
                                      Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacitates and on the dates indicated.


Date:  April 12, 2002              /s/ Richard F. Govatski
                                   Richard Govatski, Director


Date:  April 12, 2002              /s/ Marvin Maslow
                                   Marvin Maslow, Director


Date:  April 12, 2002              /s/ Scott L. Bach
                                   Scott L. Bach, Director


Date:  April 12, 2002              /s/ Teresa Dickey
                                   Teresa Dickey, Principal Financial Officer


Date:  April 15, 2002              /s/ Robert A. Armstrong
                                   Robert A. Armstrong, Controller