Form 10QSB
period 2002-03-31
NMXS COM  INC
filed 2002-05-15
CIK 1101865

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-QSB


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2002

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 14, 2002, there were 22,582,061 shares of the Registrant's Common Stock outstanding.

                                  PART I
                           FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS

NMXS.com, Inc. AND SUBSIDIARIES
Consolidated Balance Sheet
Unaudited

ASSETS
Current assets:
  Cash and cash equivalents                                              $   43,000
  Restricted cash                                                            42,000
  Accounts receivable, less allowance for doubtful accounts of $44,000      170,000
  Estimated earnings in excess of billings on uncompleted contracts          20,000
  Prepaid expenses and other assets                                          50,000
  Officer advances                                                           33,000
                                                                         ----------
     Total current assets                                                   358,000

Furniture, equipment and improvements - net                                 630,000
Other deposits                                                               49,000
Goodwill - net                                                               97,000
                                                                         ----------
                                                                         $1,134,000
                                                                         ==========

LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses                                  $  642,000
  Deferred revenue                                                           28,000
  Notes payable                                                             337,000
                                                                         ----------
     Total current liabilities                                            1,007,000

Commitments

STOCKHOLDERS' EQUITY
Capital stock $.001 par value:
  Preferred stock, authorized 500,000 shares; issued and outstanding -
     none
  Common stock, authorized 50,000,000 shares; 22,210,576 shares issued
     and outstanding, 256,853 shares issuable                                22,000
Additional paid-in capital                                                7,721,000
Accumulated deficit                                                      (7,616,000)
                                                                         ----------
     Total stockholders' equity                                             127,000
                                                                         ----------
                                                                         $1,134,000
                                                                         ==========

The accompanying notes are an integral part of these financial statements

NMXS.com, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Unaudited

                                         Three Months Ended
                                              March 31,
                                      -------------------------
                                         2002           2001
                                      ----------     ----------
Revenues:
  Software maintenance                $  107,000     $  110,000
  Custom programming                      65,000         63,000
  License fees                           348,000         43,000
  Scanning services and other              2,000         59,000
                                      ----------     ----------

                                     $   522,000     $  275,000
                                      ----------     ----------
Operating costs and expenses:
  Cost of services                       164,000        117,000
  General and administrative             368,000        538,000
  Research and development                57,000         91,000

     Total operating costs
     And expenses                        589,000        746,000
                                      ----------     ----------
Other income (expense):
  Interest income                              0
  Interest expense                        (7,000)             0
                                      ----------     ----------

Net loss/comprehensive loss           $  (74,000)      (471,000)
                                      ==========     ==========
Basic and diluted loss per share:
  Weighted average number of
   Common shares outstanding          22,319,000     20,992,000
                                      ==========     ==========
Basic and diluted loss per
  Share                               $ ( - )        $ (0.02)
                                      =======        ========

The accompanying notes are an integral part of these financial statements

NMXS.com, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Unaudited

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                 2002           2001
                                                              ----------     ----------
Cash flows from operating activities:
  Net loss                                                    $  (74,000)    $ (471,000)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Common stock issuable for services                           85,000        187,000
     Common stock issued for salaries                             15,000
     Common stock issued for services                             11,000
     Stock options issued for services                            60,000        120,000
     Warrants issued for services                                               225,000
     Depreciation                                                 24,000         27,000
     Provision for bad debt
     Amortization of goodwill                                                     8,000
     Changes in:
       Accounts receivable                                       299,000       (158,000)
       Estimated earnings in excess of billings on
        uncompleted contracts                                     (2,000)       114,000
       Prepaid expenses and other assets                                       (349,000)
       Officer advances                                           (1,000)        (2,000)
       Accounts payable and accrued expenses                     (38,000)        45,000
       Deferred revenue                                         (396,000)       (77,000)
                                                              ----------     ----------
          Net cash provided (used) in operating activities       (17,000)      (331,000)
                                                              ----------     ----------
Cash flows from investing activities:
  Acquisition of fixed assets                                     (2,000)
  Other deposits                                                   5,000
                                                              ----------     ----------
     Net cash provided by in investing activities                  3,000            -0-
                                                              ----------     ----------
Cash flows from financing activities:
  Proceeds from note payable                                                    331,000
                                                              ----------     ----------
     Net cash provided by financing activities                       -0-        331,000
                                                              ----------     ----------
Net increase (decrease) in cash and cash equivalents             (14,000)           -0-
Cash and cash equivalents, beginning of period                    57,000         14,000
                                                              ----------     ----------
Cash and cash equivalents, end of period                      $   43,000     $   14,000
                                                              ==========     ==========

Supplemental disclosure of cash flow information:
  Interest paid                                               $   13,000     $    2,000

Supplemental disclosures of noncash investing and
  financing activities:
   Common shares issuable for leasehold improvements and
    prepaid rent                                                                 62,000
   Acquisition of Investment                                                   (225,000)
   Disposition of Investment                                                    225,000

The accompanying notes are an integral part of these financial statements

NMXS.com, Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
March 31, 2002

NOTE A - ORGANIZATION AND OPERATIONS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal and recurring nature considered necessary for a fair presentation have been included. Results of operations for the three-month period ended March 31, 2002, may not necessarily be indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the Company's consolidated financial statements and footnotes thereto included on the Form 10-KSB/A-1 for the year ended December 31, 2001.

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The Company will continue to require the infusion of capital until operations become profitable. During 2002, the Company anticipates increasing revenues and continuing to monitor their expenses primarily in the area of compensation. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty to continue as a going concern.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]  Principles of consolidation:

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

[2]  Per share data:

     The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock. Weighted average number of shares in 2002 and 2001 also includes 256,853 and 75,000 shares issuable as of March 31, 2002 and 2001, respectively. The 75,000 shares were issued in July 2001 and 15,400 of the 256,853 shares were issued in April, 2002. All potentially dilutive securities have been excluded from the computations since they would be antidilutive, however, these dilutive securities could potentially dilute earnings per share in the future.

NMXS.com, Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
March 31, 2002

[3]  Advertising expenses:

     The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $12,000 and $8,000 for the three months ended March 31, 2002 and 2001, respectively.

[4]  Use of estimates:

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

[5]  Stock-based compensation:

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

[6]  Rental expense:

     The Company has recognized the total minimum rental payments due under the lease on a straight-line basis over the lease term. As of March 31, 2002, the Company has a prepaid rent asset of $12,000.

[7]  Goodwill:

     The Financial Accounting Standards Board ("FASB") recently issued Statements of Financial Accounting Standards Nos. 141 "Business Combinations", 142 "Goodwill and Other Intangible Assets" and 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 141", "SFAS 142" and "SFAS 144"). All of these pronouncements became effective for fiscal years beginning after December 31, 2001. Under SFAS 141, a company must use the purchase method of accounting for all business acquisitions. SFAS 142 requires a company to periodically evaluate for impairment (as opposed to amortize) goodwill and intangible assets.

NMXS.com, Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
March 31, 2002

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

     Amortization of $8,000 has been included in general and administrative expenses for the three months ended March 31, 2001.

     SFAS 144 supercedes SFAS 121. Management does not expect SFAS 144 to have a material impact on the consolidated financial statements.

NOTE C - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

     Furniture, equipment, and improvements as of March 31, 2002 consists of the following:

     Computers                            $ 254,000
     Computer equipment, not in service     342,000
     Furniture, fixtures and equipment      172,000
     Leasehold improvements                  84,000
                                           --------
                                            852,000

     Accumulated depreciation               222,000
                                           --------
                                          $ 630,000
                                           ========
NOTE D - NOTE PAYABLE

     The Company has a $37,000 promissory note payable upon demand. Interest is payable on a monthly basis at a rate of 5.875% per annum.

     During January 2001, the Company borrowed $300,000. The loan is collateralized by substantially all of the Company's assets and personally guaranteed by an officer of the Company. Additional collateral was provided by a letter of credit issued by a then unrelated third party.
the letter of credit expired on January 19, 2002. The note principal was originally due on July 24, 2001 and was extended to January 24, 2002, together with interest at a variable rate of 8.0%. The note was renewed with a due date of July 24, 2002 at a current interest rate of 7%.

NMXS.com, Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
March 31, 2002

NOTE E - CAPITAL TRANSACTIONS

Common stock:

     During the three months ended March 31, 2002, the Company effected the following stock transactions:

     During February, the Company compensated four employees in the form of the Company's common stock as additional compensation. The Company issued 42,349 shares of its common stock to these employees, and approximately $15,000 is included in the statement of operations for the three months ended March 31, 2002.

     The Company issued 51,443 shares, including 21,946 shares, which had been issuable at December 31, 2001, for legal expenses and sales commission advances. A total of 13,512 shares for legal expenses are shown as issuable at March 31, 2002. In addition, 227,941 shares are shown as issuable as payment for consulting services rendered during 2001.

Warrants:

     No warrants have been issued or exercised during the three months ended March 31, 2002.

Stock options:

     Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation prescribed therein are shown below. Exercise prices and weighted-average contractual lives of stock options outstanding as of March 31, 2002 are as follows:

                Options Outstanding                     Options  Exercisable
----------------------------------------------------   ----------------------
                               Weighted
                                Average     Weighted                 Weighted
                               Remaining    Average                  Average
  Exercise        Number      Contractual   Exercise     Number      Exercise
   Prices       Outstanding      Life        Price     Exercisable    Price
-------------   -----------   -----------   --------   -----------   --------
$0.31 - $0.50   1,215,000        9.16        $0.38        60,000      $0.31
$0.54 - $0.83     790,000        3.94        $0.71       330,000      $0.73
$1.25 - $2.13     450,000        8.04        $1.65       351,000      $1.76

NMXS.com, Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
March 31, 2002

                Summary of Options Granted and Outstanding:

                                                  Three Months Ended March 31,
                                                   2002                  2001
                                            -------------------   -------------------
                                                       Weighted              Weighted
                                                       Average               Average
                                                       Exercise              Exercise
                                             Shares     Price      Shares     Price
                                            ---------  --------   ---------  --------
     Options:
       Outstanding at beginning of year     2,202,000   $0.77     1,593,000   $1.33
       Granted                                255,000    0.34       143,000    0.58
       Cancelled                               (2,000)   1.25           -0-     -0-

       Outstanding at end of period         2,455,000   $0.72     1,736,000   $1.27

     During the three months ended March 31, 2002 the company granted the following stock options:

     In January 2002, the Company granted 53,000 stock options to employees with an exercise price of $.34, equal to the fair value of the common stock, with a contractual life of ten years and a two year vesting period, 50% at the end of each one year period from the date of grant. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $.34. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 5.04%, zero dividend yield, volatility of the Company's common stock of 222% and an expected life of the options of ten years.

     During January 2002, the Company granted 3,000 stock options for outside consulting services with an exercise price of $.34, equal to the fair value of the common stock, with a contractual life of ten years and a two year vesting period, 50% at the end of each one year period from the date of grant. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $.34. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 5.04%, zero dividend yield, volatility of the Company's common stock of 222% and an expected life of the options of ten years.

     During February 2002, the Company granted 200,000 stock options to an employee with an exercise price of $.34, equal to the fair value of the common stock, with a contractual life of ten years and a two year vesting period, 50% at the end of each one year period from the date of grant.
The fair value of the options has been estimated on the date of grant using the Black-Scholes option

NMXS.com, Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
March 31, 2002

pricing model.  The weighted average fair value of these options was $.34.
The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 4.91%, zero dividend yield, volatility of the Company's common stock of 222% and an expected life of the options of ten years.

     The following table summarizes the pro forma operating results of the Company for the three months ended March 31, 2002 had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

     Pro forma net loss available to common stockholders     $(127,000)
     Pro forma basic and diluted loss per share                 ($0.01)

     As of March 31, 2002, the Company has reserved 6,045,000 shares of its common stock for issuance upon exercise of stock options and warrants.

NOTE F - INCOME TAXES

     The Company accounts for income taxes using the liability method, under which, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     As of March 31, 2002, the Company had net operating loss carryforwards of approximately $4,091,000, which expire in varying amounts between 2016 and 2021. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.

NOTE G - MAJOR CUSTOMERS

     During the three months ended March 31, 2002, three customers accounted for 59%, 11%, and 10% of the Company's revenue. During the three months ended March 31, 2001, two customers accounted for 13% and 12% of the Company's revenue.

     As of March 31, 2002, balances due from two customers comprised 46% and 17% of total accounts receivable. As of March 31, 2001, balances due from three customers comprised 18%, 16% and 13% of total accounts receivable.

NMXS.com, Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
March 31, 2002

NOTE H - REPORTABLE SEGMENTS

     Management has identified the Company's reportable segments based on separate legal entities. NMS derives revenues from the development and marketing proprietary internet technology-based software and WKI provides data maintenance services related to NMS digital asset management system. Information related to the Company's reportable segments for the three months ended March 31, 2002 is as follows:

                                                      Working
                                        NMS       Knowledge, Inc.      Total
                                    -----------   ---------------   -----------
     Revenue                        $   499,000    $    23,000      $   522,000

     Cost of services                   145,000         19,000          164,000
     General and administrative         348,000         20,000          368,000
     Research and development            57,000                          57,000
                                     ----------     ----------       ----------
     Operating (loss) income        $   (51,000)   $   (16,000)     $   (67,000)
                                     ==========     ==========       ==========

     Total assets                   $ 1,013,000    $   121,000      $ 1,134,000

     A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

     Segments' operating loss                     $ (67,000)
     Other income (expense)                          (7,000)
                                                   --------
     Consolidated net loss/comprehensive loss     $ (74,000)
                                                   ========

     Amortization and depreciation expense amounted to $18,000 and $6,000 for NMS and WKI, respectively. Also, total fixed asset additions amounted to $2,000 and $0 for NMS and WKI, respectively.

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND PLAN OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes appearing elsewhere in this Form 10-QSB.

RESULTS OF OPERATIONS

Three months ended March 31, 2002 compared to three months ended
March 31, 2001.

     Total revenues for the three months ended March 31, 2002 increased 90% to $522,000 as compared to $275,000 for the three months ended
March 31, 2001.   During 2001, the Company's major sources of revenue
were annual software licensing fees, ongoing hosting of the customer's digital assets, and custom software development. The Company now offers a perpetual license which allows the customer to install the software and manage its digital assets on its own system. The revenue increase is attributable to the sale of a perpetual license during the three months ended March 31, 2002.

     Operating costs and expenses decreased 21% to $589,000 for the three months ended March 31, 2002 as compared to $746,000 for the three months ended March 31, 2001.

     * Total salaries and other personnel costs have been reduced by a net amount of $55,000 as a result of staff reductions.
     * A loan guarantee fee of $68,000 for the three months ended March 31, 2001 was reduced to $12,000 for the three months ended March 31, 2002.
     * Other operating expenses were reduced by $46,000.

     Cost of services increased 40% to $164,000 for the three months ended March 31, 2002 as compared to $117,000 for the three months ended March 31, 2001.

     * As a result of increased customer requirements, salaries of our engineering staff, which had previously devoted to research and development, have been allocated to ongoing system maintenance and customer service, resulting in an increase of $47,000.

     General and administrative expenses decreased 32% to $368,000 for the three months ended March 31, 2002 as compared to $538,000 for the three months ended March 31, 2001.

     * The guarantee fee included for the three months ended March 31, 2001 of $68,000 was reduced to $12,000 for the three months ended March 31, 2002.
     * Common stock and stock options issued for services provided to the Company were reduced by $24,000 during the three months ended
       March 31, 2002 as compared to the three months ended March 31, 2001.
     * Personnel costs and other general and administrative expenses have been reduced by $90,000 as a result of personnel reductions and other cost cutting measures.

     Total research & development expenses decreased 37% to $57,000 for the three months ended March 31, 2002 as compared to $91,000 for the three months ended March 31, 2001.

     * The decrease in research and development costs is due to the reallocation of existing engineering resources to the cost of services to meet the demand of an expanded customer base.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002

     The Company has no material commitments for capital expenditures as of March 31, 2002.

     Operating activities for the three months ended March 31, 2002 resulted in a net cash decrease of $17,000. We had a net loss for the three months of $74,000. This was adjusted for non-cash items of $195,000 and changes in current assets and liabilities, which resulted in a decrease of $138,000.

     During the three months ended March 31, 2002, we acquired equipment at a cost of $2,000 and increased deposits by $5,000.

     Cash requirements for the twelve months ended March 31, 2003 will be largely dependent on our success in selling our products and services. We estimate that our research and development, marketing, support for existing sites and administrative expenses necessary to support our operation will require approximately $1,700,000. We estimate that future revenues from contracts currently in place as well as new contracts and collection of receivables, together with anticipated financing, will provide the necessary cash to meet our requirements.

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

     * changes in government regulations;

     * changes in our business strategies;

     * market acceptance of our products;

     * hardware failure of a catastrophic proportion;

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

                               PART II

ITEM 5.  OTHER INFORMATION

     Effective May 8, 2002, the Company dismissed Richard A. Eisner & Company, LLP as the Company's independent accountants and engaged Atkinson & Co., Ltd., Certified Public Accountants, as its new independent accountants. On May 13, 2002, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K dated May 8, 2002, disclosing information relevant to this change of auditors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  No exhibits are filed with this report.

     Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   NMXS.com, INC.

Date: May 15, 2002                 By /s/ Richard Govatski
                                      Richard Govatski, President

Date: May 15, 2002                 By /s/ Teresa Dickey
                                      Teresa Dickey, Principal Financial
                                      Officer