Form 10QSB
period 2002-06-30
NMXS COM  INC
filed 2002-08-19
CIK 1101865

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2002

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 8, 2002, there were 23,081,384 shares of the Registrant's Common Stock outstanding.

                                      PART I
                               FINANCIAL INFORMATION

                           ITEM 1.  FINANCIAL STATEMENTS

                          NMXS.com, Inc. AND SUBSIDIARIES
                            Consolidated Balance Sheet
                                    Unaudited

                                                                        June 30, 2002
                                                                        -------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                             $    35,000
  Restricted cash                                                            43,000
  Accounts receivable, less allowance for doubtful accounts of $44,000      789,000
  Prepaid expenses and other assets                                          39,000
  Officer advances                                                           50,000
                                                                         ----------
     Total current assets                                                   956,000

Furniture, equipment and improvements - net                                 264,000
Other deposits                                                               42,000
Goodwill - net                                                               97,000
                                                                         ----------
                                                                        $ 1,359,000
                                                                         ==========

                                    LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses                                  $  454,000
  Deferred revenue                                                           44,000
  Notes payable                                                             400,000
                                                                         ----------
     Total current liabilities                                              898,000

Commitments

                               STOCKHOLDERS' EQUITY
Capital stock $.001 par value:
  Preferred stock, authorized 500,000 shares; issued and outstanding -
     none
  Common stock, authorized 50,000,000 shares; 22,885,560 shares issued
     and outstanding                                                         23,000
Additional paid-in capital                                                7,933,000
Accumulated deficit                                                      (7,495,000)
                                                                         ----------
     Total stockholders' equity                                             461,000
                                                                         ----------
                                                                         $1,359,000
                                                                         ==========

    The accompanying notes are an integral part of these financial statements

                       NMXS.com, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations
                                  Unaudited

                                              Three Months Ended
                                                   June 30,
                                          --------------------------
                                             2002           2001
                                          -----------    -----------
Revenues:
  Software maintenance                    $   155,000    $    58,000
  Custom programming                           18,000        126,000
  License fees                                563,000         77,000
  Scanning services and other                  18,000         55,000
                                           ----------     ----------
                                          $   754,000    $   316,000
                                           ----------     ----------
Operating costs and expenses:
  Cost of services                             97,000        171,000
  General and administrative                  469,000        960,000
  Research and development                     37,000         97,000
                                           ----------     ----------
     Total operating costs
     And expenses                             603,000      1,228,000
                                           ----------     ----------
Other income (expense):
  Interest income                                   0          3,000
  Interest expense                             (6,000)       (17,000)
  Loss of disposal fixed assets               (25,000)
                                           ----------     ----------

Net comprehensive income/(loss)           $   120,000    $  (926,000)
                                           ==========     ==========
Basic and diluted loss per share:
  Weighted average number of
   Common shares outstanding               22,808,000     21,199,000
                                           ==========     ==========
Basic and diluted loss per
  Share                                      $    .01       $  (0.04)
                                              =======        =======

The accompanying notes are an integral part of these financial statements

                       NMXS.com, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations
                                  Unaudited

                                              Six Months Ended
                                                   June 30,
                                          --------------------------
                                             2002           2001
                                          -----------    -----------
Revenues:
  Software maintenance                    $   262,000    $   184,000
  Custom programming                           34,000        189,000
  License fees                                911,000        119,000
  Scanning services and other                  69,000         99,000
                                           ----------     ----------
                                            1,276,000        591,000
                                           ----------     ----------
Operating costs and expenses:
  Cost of services                            242,000        288,000
  General and administrative                  856,000      1,498,000
  Research and development                     93,000        188,000
                                           ----------     ----------
     Total operating costs
     And expenses                           1,191,000      1,974,000
                                           ----------     ----------
Other income (expense):
  Interest income                               1,000          3,000
  Interest expense                            (14,000)       (17,000)
  Loss of disposal fixed assets               (25,000)             0
                                           ----------     ----------
Net comprehensive income/(loss)           $    47,000     (1,397,000)
                                           ==========     ==========
Basic and diluted loss per share:
  Weighted average number of
   Common shares outstanding               22,393,000     21,096,000
                                           ==========     ==========
Basic and diluted loss per
  Share                                      $    .00       $  (0.07)
                                              =======        =======

The accompanying notes are an integral part of these financial statements

                             NMXS.com, INC. AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows
                                        Unaudited

                                                              Six Months Ended June 30,
                                                             ---------------------------
                                                                 2002           2001
                                                              ----------     ----------
Cash flows from operating activities:
  Net comprehensive income/(loss)                            $    47,000    $(1,397,000)
   Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
     Common stock issuable for services                                          55,000
     Common stock issued for salaries                             82,000
     Common stock issued for services                            187,000        187,000
     Stock options issued for services                           115,000        353,000
     Consulting fee paid by exchange for investment                             225,000
     Depreciation                                                 49,000         47,000
     Amortization of goodwill                                                    16,000
     Loss of Disposal Fixed Assets                                25,000
     Changes in:
       Restricted Cash                                            (1,000)
       Accounts receivable                                      (320,000)      (148,000)
       Estimated earnings in excess of billings on
        uncompleted contracts                                     18,000        143,000
       Prepaid expenses and other assets                          11,000        (11,000)
       Officer advances                                          (18,000)        (2,000)
       Security deposits                                                          4,000
       Accounts payable and accrued expenses                     101,000        175,000
       Deferred revenue                                         (380,000)       (31,000)
                                                              ----------     ----------
         Net cash (used) in operating activities                 (84,000)      (384,000)
                                                              ----------     ----------
Cash flows from investing activities:
  Acquisition of fixed assets                                     (3,000)
  Other deposits                                                   2,000
                                                              ----------     ----------
         Net cash (used) by investing activities                  (1,000)             0
                                                              ----------     ----------
Cash flows from financing activities:
  Proceeds from note payable                                      63,000        350,000
  Payment of note payable                                                       (50,000)
  Net proceeds from issuance of common stock                                    115,000
                                                              ----------     ----------
         Net cash provided by financing activities                63,000        415,000
                                                              ----------     ----------
Net (decrease) increase in cash and cash equivalents             (22,000)        31,000
Cash and cash equivalents, beginning of period                    57,000         14,000
                                                              ----------     ----------
Cash and cash equivalents, end of period                     $    35,000    $    45,000
                                                              ==========     ==========

Supplemental disclosure of cash flow information:
  Interest paid                                              $    10,000    $    17,000

Supplemental disclosures of noncash investing and
 financing activities:
  Disposal of fixed asset and corresponding reduction
   in accounts payable                                       $   327,000
  Common shares issuable for leasehold improvements and
   prepaid rent                                                                  62,000
  Acquisition of Investment                                                    (225,000)
  Disposition of Investment                                                     225,000

       The accompanying notes are an integral part of these financial statements

                        NMXS.com, Inc. and Subsidiaries
                 Footnotes to Consolidated Financial Statements
                                 June 30, 2002

NOTE A - ORGANIZATION AND OPERATIONS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal and recurring nature considered necessary for a fair presentation have been included. Results of operations for the six-month period ended June 30, 2002, may not necessarily be indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the Company's consolidated financial statements and footnotes thereto included on the Form 10-KSB/A-1 for the year ended December 31, 2001.

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The Company will continue to require the infusion of capital until operations sustain profitability and generate positive cash flow. During 2002, the Company anticipates increasing revenues and continuing to monitor their expenses primarily in the area of compensation. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty to continue as a going concern.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]  Principles of consolidation:

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

[2]  Per share data:

     The basic and diluted per share data has been computed on the basis of the net income (loss) available to common stockholders for the period divided by the historic weighted average number of shares of common stock. Weighted average number of shares at June 30, 2001 includes 316,656 issuable shares. All potentially dilutive securities have been excluded from the computations since they would be antidilutive, however, these dilutive securities could potentially dilute earnings per share in the future.

                        NMXS.com, Inc. and Subsidiaries
                 Footnotes to Consolidated Financial Statements
                                 June 30, 2002

[3]  Advertising expenses:

     The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $200 and $8,000 for the three months ended June 30, 2002 and 2001, respectively. Advertising expenses were $10,000 and $16,000 for the six months ended June 30, 2002 and 2001, respectively.

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

[6]  Rental expense:

     The Company has recognized the total minimum rental payments due under the lease on a straight-line basis over the lease term. As of June 30, 2002, the Company has a prepaid rent asset of $12,000.

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

                        NMXS.com, Inc. and Subsidiaries
                 Footnotes to Consolidated Financial Statements
                                 June 30, 2002

     Goodwill resulting from the acquisition of Working Knowledge, Inc., accounted for as a purchase, was being amortized on a straight-line basis over 5 years until December 31, 2001 when the Company adopted SFAS No. 142 effective January 1, 2002 and as such, will test the goodwill balance for impairment at least on an annual basis. Such analysis will be based upon the expected future cash flows of Working Knowledge, Inc.

     Amortization of $16,000 has been included in general and administrative expenses for the six months ended June 30, 2001.

     SFAS 144 supercedes SFAS 121. Management does not expect SFAS 144 to have a material impact on the consolidated financial statements.


NOTE C - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

     Furniture, equipment, and improvements as of June 30, 2002 consists of the following:

     Computers                            $ 284,000
     Furniture, fixtures and equipment      143,000
     Leasehold improvements                  84,000
                                           --------
                                            511,000
     Accumulated depreciation               247,000
                                           --------
                                          $ 264,000
                                           ========

NOTE D - NOTE PAYABLE

     The Company has a $37,000 promissory note payable to a financial institution due upon demand. Interest is payable on a monthly basis at a rate of 5.875% per annum.

     During January 2001, the Company borrowed $300,000. The loan is collateralized by substantially all of the Company's assets and personally guaranteed by an officer of the Company. Additional collateral was provided by a letter of credit issued by a then unrelated third party.
The letter of credit expired on January 19, 2002. The note principal was originally due on July 24, 2001 and was extended to January 24, 2002, together with interest at a variable rate of 8.0%. The note was renewed with a due date of July 24, 2002 at a current interest rate of 7%. On
July 24, 2002, the Company paid $50,000 of principal and $10,525 of interest. The remaining $250,000 of principal was extended to October 24, 2002 at a current interest rate of 7%.

     During the three months ended June 30, 2002, the Company borrowed $63,000 via two promissory notes from two of the Company's shareholders. One is due upon demand and the other is a convertible payable due in one year.

                        NMXS.com, Inc. and Subsidiaries
                 Footnotes to Consolidated Financial Statements
                                 June 30, 2002

NOTE E - CAPITAL TRANSACTIONS

Common stock:

     During the six months ended June 30, 2002, the Company effected the following stock transactions:

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

     The Company issued 574,509 shares for legal and consulting services during the three months ended June 30, 2002, 256,853 of which were shown as issuable at March 31, 2002. Approximately $91,000 of expense is included in the statement of operations for the three months ended June 30, 2002.
No shares are shown as issuable at June 30, 2002.

     During April, the Company compensated five employees in the form of the Company's common stock as a severance package. A total of 34,422 shares were issued to these employees, and approximately $13,000 was included in the statement of operations for the three months ended June 30, 2002.

     During April and May, the Company compensated all its employees in the form of the Company's common stock in lieu of payroll. A total of 148,082 shares of the Company's common stock were issued to these employees, and approximately $53,000 was included in the statement of operations for the three months ended June 30, 2002.

Warrants:

     No warrants have been issued or exercised during the three months ended June 30, 2002.

Stock options:

     Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation prescribed therein are shown below. Exercise prices and weighted-average contractual lives of stock options outstanding as of June 30, 2002 are as follows:

                Options Outstanding                     Options  Exercisable
----------------------------------------------------   ----------------------
                               Weighted
                                Average     Weighted                 Weighted
                               Remaining    Average                  Average
  Exercise        Number      Contractual   Exercise     Number      Exercise
   Prices       Outstanding      Life        Price     Exercisable    Price
-------------   -----------   -----------   --------   -----------   --------
$0.31 - $0.50   1,215,000        8.92        $0.38        60,000      $0.31
$0.54 - $0.83     790,000        3.71        $0.71       330,000      $0.73
$1.25 - $2.13     460,000        7.79        $1.65       351,000      $1.76

                                       9

                        NMXS.com, Inc. and Subsidiaries
                 Footnotes to Consolidated Financial Statements
                                 June 30, 2002

                Summary of Options Granted and Outstanding:

                                                   Six Months Ended June 30,
                                                   2002                  2001
                                            -------------------   -------------------
                                                       Weighted              Weighted
                                                       Average               Average
                                                       Exercise              Exercise
                                             Shares     Price      Shares     Price
                                            ---------  --------   ---------  --------
     Options:
       Outstanding at beginning of year     2,202,000   $0.77     1,593,000   $1.33
       Granted                                255,000    0.34       988,000    0.47
       Cancelled                               (2,000)   1.25      (144,000)   1.59
                                            ---------             ---------
       Outstanding at end of period         2,455,000   $0.72     2,437,000   $0.79

     During the six months ended June 30, 2002 the company granted the following stock options:

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

                        NMXS.com, Inc. and Subsidiaries
                 Footnotes to Consolidated Financial Statements
                                 June 30, 2002

pricing model.  The weighted average fair value of these options was $.34.
The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 4.91%, zero dividend yield, volatility of the Company's common stock of 222% and an expected life of the options of ten years.

     No stock options were issued or expired during the three months ended June 30, 2002.

     The following table summarizes the pro forma operating results of the Company for the three months ended June 30, 2002 had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

     Pro forma net income available to common stockholders     $50,000
     Pro forma basic and diluted loss per share                    .00

    The following table summarizes the pro forma operating results of the Company for the six months ended June 30, 2002 had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

     Pro forma net loss available to common stockholders     $(76,000)
     Pro forma basic and diluted loss per share                  (.00)

     As of June 30, 2002, the Company has reserved 6,045,000 shares of its common stock for issuance upon exercise of stock options and warrants.

NOTE F - INCOME TAXES

     The Company accounts for income taxes using the liability method, under which, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     As of June 30, 2002, the Company had net operating loss carryforwards of approximately $4,000,000, which expire in varying amounts between 2016 and 2021. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.


NOTE G - MAJOR CUSTOMERS

     During the six months ended June 30, 2002, three customers accounted for 57%, 14%, and 9% of the Company's revenue. During the six months ended June 30, 2001, three customers accounted for 16%, 13% and 11% of the Company's revenue.

     During the three months ended June 30, 2002, three customers accounted for 69%, 14%, and 5% of the Company's revenue. During the three months ended June 30, 2001, two customers accounted for 29% and 13% of the Company's revenue.

     As of June 30, 2002, balances due from two customers comprised 60% and 18% of total accounts receivable. As of June 30, 2001, balances due from three customers comprised 30%, 18% and 16% of total accounts receivable.

                        NMXS.com, Inc. and Subsidiaries
                 Footnotes to Consolidated Financial Statements
                                 June 30, 2002

NOTE H - REPORTABLE SEGMENTS

     Management has identified the Company's reportable segments based on separate legal entities. NMS derives revenues from the development and marketing proprietary internet technology-based software and WKI provides data maintenance services related to NMS digital asset management system.

Information related to the Company's reportable segments for the three months ended June 30, 2002 is as follows:

                                                      Working
                                        NMS       Knowledge, Inc.      Total
                                    -----------   ---------------   -----------
     Revenue                        $   744,000    $    10,000      $   754,000

     Cost of services                    82,000         15,000           97,000
     General and administrative         430,000         39,000          469,000
     Research and development            37,000                          37,000
                                     ----------     ----------       ----------
     Operating (loss) income        $   195,000    $   (44,000)     $   151,000
                                     ==========     ==========       ==========

     A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

     Segments' operating income                   $ 151,000
     Other income (expense)                         (31,000)
                                                   --------
     Consolidated net income                      $ 120,000
                                                   ========

     Amortization and depreciation expense amounted to $19,000 and $6,000 for NMS and WKI, respectively. Also, total fixed asset additions amounted to $3,000 and $0 for NMS and WKI, respectively.

Information related to the Company's reportable segments for the six months ended June 30, 2002 is as follows:

                                                      Working
                                        NMS       Knowledge, Inc.      Total
                                    -----------   ---------------   -----------
     Revenue                        $ 1,243,000    $    33,000      $ 1,276,000

     Cost of services                   215,000         27,000          242,000
     General and administrative         770,000         86,000          856,000
     Research and development            93,000                          93,000
                                     ----------     ----------       ----------
     Operating (loss) income        $   165,000    $   (80,000)     $    85,000
                                     ==========     ==========       ==========

     Total assets                   $ 1,238,000    $   121,000      $ 1,359,000

     A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

     Segments' operating income                   $  85,000
     Other income (expense)                         (38,000)
                                                   --------
     Consolidated net income                      $  47,000
                                                   ========

     Amortization and depreciation expense amounted to $36,000 and $13,000 for NMS and WKI, respectively. Also, total fixed asset additions amounted to $3,000 and $0 for NMS and WKI, respectively, while fixed asset disposals amounted to $342,000 and $0 for NMS and WKI, respectively.

              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND PLAN OF OPERATIONS.

OVERVIEW

     NMXS.com, Inc. (the "Company") is a leading provider of digital asset management solutions. The Company provides full ASP services for content owners to better manage the digital lifecycle of intellectual property which includes digitizing, encoding, storing, managing, licensing, and distributing digital files in government, medical, entertainment, and IT markets. The Company's core product, AssetWare, is an enterprise-level platform that manages digital assets, which is anything digital that a company or organization would consider an asset. It manages assets by creating catalogs, or groups of assets, catalog hierarchies, users, user groups, and user permissions. The assets are managed by the Company's Freedom database that maintains both the membership of the asset in a catalog, or catalogs, and information about the asset. AssetWare's main user interface is a web browser, which makes it accessible and more intuitive to a greater number of users. AssetWare can be run on Solaris, IBM, Windows, or Linux operating systems.

     AssetWare is offered in a number of configurations, including the following: AssetWare-hosted model; AssetWare-licensed model; AssetWare-E-commerce module; AssetWare-For Kiosks; AssetWare-Workgroup; AssetWare-Rapid Deployment; AssetWare-For Government; and AssetWare-Source Code API. The Company also now offers two lower-end versions of AssetWare called DoorS to smaller users providing a concurrent user system for from 25 to 100 concurrent users.

     Through the third quarter of 2001 the Company's focus was on research and development and testing of the Company's software. Beginning in the fourth quarter of 2001 the Company commenced production and marketing of AssetWare. Although the Company continues to perform research and development, these activities are currently limited to upgrading the existing product, creating new features requested by clients, and matching the product to various OEM hardware. Also, since the core product is now available for mass distribution, the Company intends to reduce the amount of custom programming previously performed and focus on marketing the Company's core products.

     The Company presently realizes revenues from four sources:
(i) software maintenance; (ii) custom programming; (iii) license fees; and
(iv) scanning and related services. Two of these revenue streams, license fees and software maintenance, are directly related. With each sale of the Company's products, the end user enters into a license agreement for which an initial license fee is paid. The license agreement also provides that in order to continue the license, the licensee must pay an annual software maintenance fee for which the party receives access to product upgrades and bug fixes or product patches. Management is in the process of standardizing the license fees on its products and also establishing a standard maintenance fee based on a fixed percentage of the initial license fee. In the past license and maintenance fees were established on an individual client basis. The Company is currently in the second year of several of these initial license agreements which accounts for the increase in revenue generated from software maintenance. Management anticipates that this source of revenue will continue to increase as more products are sold. During the initial stage of product development the Company focused more on custom programming for clients and, with the completion of the Company's core product, will perform less customized services, which could result in a continued decline in this source of revenue. Scanning services are performed by Working Knowledge at its site in Santa Monica, California. With management's focus on marketing the Company's core products, less attention has been devoted to developing this segment of the Company's business. Management anticipates that these services will be reserved in the future primarily for customers of the Company's core products.

     Cost of services consist primarily of engineering salaries and supplies, and compensation-related expenses, as well as hardware purchases and equipment rental. General and administrative expenses consist primarily of salaries and benefits of personnel responsible for business development and operating activities, and include corporate overhead expenses. Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including acquisitions, administrative, and reporting responsibilities. The Company records these expenses when incurred.

CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of our financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company's financial statements. Actual results may differ from these estimates under different assumptions or conditions.

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that there are no critical accounting policies which would have a material impact on its financial presentation.

SIX MONTHS ENDED JUNE 30, 2002, COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

     A summary of operating results for the six months ended June 30, 2002 and 2001 is as follows:

                                        2002                    2001
                                              % of                    % of
                                   Amount    Revenue      Amount     Revenue
                                 ----------  -------    ----------   -------
     Revenues                   $ 1,276,000    100%    $   591,000      100%
     Cost of services               242,000   19.0%        288,000     48.7%
                                 ----------             ----------
     Gross profit                 1,034,000   81.0%        303,000     51.3%
                                 ----------             ----------

     General & administrative       856,000   67.1%      1,498,000    253.5%
     Research & development          93,000    7.3%        188,000     31.8%
                                 ----------             ----------
                                    949,000   74.4%      1,686,000    285.3%
                                 ----------             ----------
     Other income (expense)         (38,000) (3.0)%        (14,000)   (2.4)%
                                 ----------             ----------
     Net income (loss)          $    47,000    3.7%    $(1,397,000) (236.4)%
                                 ==========             ==========

                                   2002                   2001
     Earnings (loss) per share:    $0.00                  $(0.07)

     Revenues. Total revenues increased 115.9%, or $685,000, for the six months ended June 30, 2002, as compared to the same period in the prior year (the "comparable prior year period"). Revenues generated by software maintenance increased 42.39%, or $78,000, for the first six months ended June 30, 2002, as compared to the comparable prior year period. This increase is attributable to the increase in the number of license agreements with continuing annual maintenance fee provisions. Custom programming revenue decreased 82.0%, or $155,000, for the six months ended June 30, 2002, as compared to the comparable prior year period. This decrease was primarily due to a shift from providing customized software services to marketing of developed software products. Management anticipates that the decrease in revenue from custom programming will continue through the remainder of 2002. Revenues generated by license fees increased 665.5%, or $792,000, for the first six months ended June 30, 2002, as compared to the comparable prior year period. This increase is primarily attributable to the completion of the development phase of the AssetWare software which was not fully operational until the last quarter of 2001 and the active marketing of the finished product during the first six months of this year. This increase was also due in part to a single contract with Physicians Telehealth Network ("PTN") from which we received $500,000 in license fees during the first six months of this year. The agreement with PTN provides for the licensing of the technology for $500,000, which amount was booked in the first six months of this year. Support, maintenance, and development costs estimated at $500,000 will be governed by a separate agreement which management hopes to complete during third and fourth quarters of 2002. Management anticipates that revenues in this category will continue to increase, although there is no assurance that they will increase at the current rate. Revenue generated by scanning services and other services decreased 30.3%, or $30,000, for the six months ended June 30, 2002, as compared to the comparable prior year period. This decrease was primarily due to the decreased operations of Working Knowledge. Although management anticipates that revenues generated by Working Knowledge will remain consistent or even increase modestly in the future, the services provided by Working Knowledge will be limited to existing or future clients of the Company and will not be the Company's primary focus.

     Cost of Services. Cost of services decreased 16%, or $46,000, for the six months ended June 30, 2002, as compared to the comparable prior year period. This decrease was primarily due to a decrease in salaries and compensation previously associated with the development of our AssetWare software in the comparable prior year period. During the first six months ended June 30, 2002, this product went into production which required less expense. Cost of services as a percentage of revenues decreased to 18.97% for the six months ended June 30, 2002 from 48.73% for the comparable prior year period. Management believes this current percentage is more indicative of the percentage of costs associated with revenues in the future, but until the Company has been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

     General and Administrative. General and administrative expenses decreased 42.9%, or $642,000, for the six months ended June 30, 2002, as compared to the comparable prior year period. This decrease was primarily attributable the reduction in the number of employees and the change of auditors. General and administrative expenses as a percentage of revenues were 67.08% for the six months ended June 30, 2002, as compared to 253.47% for the comparable prior year period.

     Research and Development. Research and development expenses decreased 50.5%, or $95,000, for the six months ended June 30, 2002, as compared to the comparable prior year period. This decrease was primarily due to the completion of the development of the Company's core software products during the last quarter of 2001.

     Other Income. Interest income decreased 66.67%, or $2,000, for the six months ended June 30, 2002, as compared to the comparable prior year period. Interest expense also decreased 17.65%, or $3,000, for the six months ended June 30, 2002, as compared to the comparable year period. The decrease in interest income was attributable to accruing interest due from officer advances as a current asset while the decrease in the interest expense was due to a reduction in debt. The loss on disposal of fixed assets was attributable to the return of the Sony Petasite equipment. This equipment had been sold to the Company by Sony for a custom project which was completed during the period. Although Sony had invoiced the Company for the equipment, the invoice had not been paid, so that with the return of the equipment, the Company realized no additional cash. Rather it received a credit on the invoice, less a restocking fee of $15,000 charged by Sony and nominal transportation expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's negative cash flow continues to be of concern to management. As discussed below, the Company suffers from a lack of available cash to meet its continuing operating requirements. Amounts due a number of suppliers for services and products remain delinquent which may cause these parties to seek legal action against the Company to collect delinquent accounts. At June 30, 2002, the Company had accounts payable in the amount of $267,467, of which $54,878 were current, $27,237 were between 31 and 60 days delinquent, $79,911 were between 61 and 90 days delinquent, and $105,450 were over ninety days delinquent. The three largest creditors include the Company's former auditor ($98,567), Sprint Data Services ($45,599), and legal counsel ($14,773). Management continues to work with its creditors and to seek additional sources of capital, but there is no assurance that it will be successful, or that additional capital can be obtained at rates or terms favorable to the Company. The Company also continues to accrue the salary of the president, which at June 30, 2002, was an aggregate of $195,000. In addition, accounts receivable have increased dramatically and management is attempting to reduce the collection time of these receivables.

     Operating activities used $84,000 of cash for the six months ended
June 30, 2002, as compared to operating activities using $384,000 of cash for the comparable prior year period. The decrease in the use of cash was primarily due to lower operating expenses and decreased salaries, some of which is a result of completing much of the development stage of the Company's AssetWare product. There was a significant increase in accounts receivable. There was a significant decrease in deferred revenue from hosting activities provided by a change in sales methodology where sales of licenses are immediately included in revenue instead of a term contract over a period of time which required deferral of revenue. In addition, because the Company did not have access to available cash for payroll during the period, it paid employee salaries and outside consulting fees with equity based compensation.

     Investing activities used $1,000 of cash for the six months ended June 30, 2002, as compared to none for the comparable prior year period. The increase in the cash used for investing activities for the six months ended June 30, 2002, was attributable to an acquisition of computer server equipment.

     Financing activities provided $63,000 in cash for the six months ended June 30, 2002, as compared to financing activities providing $415,000 for the comparable prior year period. The decrease in cash provided by financing activities was primarily attributable to a reduction in funds borrowed by the Company. Of the cash provided by financing activities for the six months ended June 30, 2002, the total amount was attributable to loans from two individuals who are acquaintances of management. On April 23, 2002, the Company issued a one year convertible promissory note to one of these individuals for $50,000 with a fixed sum of interest of $5,000. The note is convertible into shares of common stock at the rate of one share for each $0.25 of principal and imputed interest due on the conversion date. The remaining $13,000 was advanced to the Company without a promissory note and is deemed due on demand.

     Management anticipates that its primary uses of capital in the future periods will be allocated to satisfy delinquent obligations and for working capital purposes. The Company's business strategy is to achieve growth internally through continued sale of licenses for its AssetWare products, and maintenance of these licenses, and externally through the sale of potentially dilutive securities. The Company may also continue to incur debt as needed to meet its operating needs. In addition, the Company may be forced to issue additional equity compensation to employees and outside consultants to meet payroll and pay for needed legal and other services. Subsequent to June 30, 2002, and through the filing date of this report, the Company has issued an additional 195,824 shares of its common stock to employees in lieu of cash for wages and to legal counsel for continuing legal services.

     At June 30, 2002, the Company had an outstanding balance on a line of credit with Los Alamos National Bank which was due on July 24, 2002. The outstanding principal amount due at that date was $300,000, plus interest of $10,545. The Company negotiated a three month extension on the repayment of the outstanding balance of the line of credit by reducing the principal amount of the debt with the payment of $50,000 and the payment of the interest due on July 24, 2002. Management is currently seeking methods to either retire the outstanding balance of the line of credit or obtain an alternative lending source prior to October 24, 2002. The inability of the Company to either retire this debt or obtain an alternative loan would likely have a material negative impact on the business of the Company, and could impair the Company's ability to continue operations if the bank foreclosed on the note. The loan is secured by virtually all of the Company's assets.

     The Company does not currently have material commitments for capital expenditures and does not anticipate entering into any such commitments during the next twelve months. The Company's current commitments consist primarily of lease obligations for office space. There is no assurance that the Company's capital resources are sufficient to meet its present obligations and those to be incurred in the normal course of business for the next twelve months. If the Company is unable to secure additional sources of capital, or significantly increase revenues from operations, it may not be able to continue operating.

FORWARD-LOOKING STATEMENTS

     This report contains statements that plan for or anticipate the future. Forward-looking statements include statements about the future of operations involving the marketing and maintenance of products which manage large volumes of media or digital material, statements about the Company's future business plans and strategies, and most other statements that are not historical in nature. In this report forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Although management believes that any forward-looking statements it makes in this report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include the following:

  *  Rapid changes in technology relating to the Internet;

  *  the continued growth and use of the Internet;

  *  changes in government regulations;

  *  changes in the Company's business strategies;

  *  hardware failure of a catastrophic proportion;

  * difficulty recruiting and retaining staff of sufficient technical caliber to provide adequate and on-going customer support and product maintenance and development;

  * failure to successfully market the Company's products through the Internet and Company representatives;

  * the inability to locate sources to retire the Company's line of credit or to obtain alternative lending sources; and

  *  the inability to solve cash flow problems.

     In light of the significant uncertainties inherent in the forward-looking statements made in this report, particularly in view of the Company's early stage of development, the inclusion of this information should not be regarded as a representation by the Company or any other person that its objectives and plans will be achieved.

                                  PART II

                        ITEM 1.  LEGAL PROCEEDINGS

     Although this report contains no reportable legal proceedings, the Company is delinquent in payment to a number of service or product providers, any one of which could institute legal proceedings against the Company in the future. Management is actively working with these creditors to settle the amounts owed or negotiate more favorable payment terms.
There is no assurance that management will be successful in settling these accounts or renegotiating payment terms. If the Company is unsuccessful in doing so, the enforcement of collection of the amounts owed could have a material negative impact on the business of the Company.

            ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended June 30, 2002, the following securities were sold by the Company without registering the securities under the Securities
Act:

  * In April 2002 the Company issued 100,000 shares of common stock to Owen Coleman for advertising consulting services rendered to the Company. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering. Management believes
     Mr. Coleman was an accredited investor as defined in Rule 501 of Regulation D at the time of the transaction. Mr. Coleman acknowledged the investment nature of the shares issued and consented to the imposition of restrictive legends upon the certificates evidencing such shares. Mr. Coleman did not enter into the transaction which included the providing of services and the issuance of the shares as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Coleman was also afforded the opportunity to ask questions of the Company's management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance.

  * Also in April 2002 the Company issued 15,400 shares of common stock to Hawk Associates, Inc. for public relations services rendered to the Company. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering. Management of Hawk Associates, Inc. represented that it was an accredited investor as defined in Rule 501 of Regulation D at the time of the transaction. Hawk Associates also delivered appropriate investment representations with respect to this transaction and consented to the imposition of restrictive legends upon the certificates evidencing such shares. Management of Hawk Associates represented that it had not entered into the transaction with the Company as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Such management also represented that it had received copies of all of the filings made by the Company with the Securities and Exchange Commission and located on the Commission's web site. Such management further represented that it had been afforded the opportunity to ask questions of the Company's management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance.

  * On April 23, 2002, the Company borrowed $50,000 from Kurt P. Grossman and issued a one-year convertible promissory note to him for such amount. The note also bears imputed interest of $5,000 which is due and payable with the principal amount of the note. The note is convertible into shares of common stock at the rate of one share for each $0.25 of principal and imputed interest due on the conversion date. The note was issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering. Mr. Grossman represented that he was an accredited investor as defined in Rule 501 of Regulation D at the time of the loan. Mr. Grossman also delivered appropriate investment representations with respect to this transaction and consented to the imposition of restrictive legends upon the certificates evidencing such shares. He represented that he had not entered into the transaction with the Company as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. He also represented that he had received copies of the Company's annual report on Form 10-KSB for the year ended December 31, 2001. Mr. Grossman further represented that he had been afforded the opportunity to ask questions of the Company's management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance.

  * In April 2002 the Company borrowed $13,000 from Alan Cohen, a personal acquaintance of the president of the Company. No promissory note has yet been issued and the obligation to repay the loan is deemed to be due upon demand. The obligation to repay the loan was entered into without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering. Mr. Cohen represented that he was an accredited investor as defined in Rule 501 of Regulation D at the time of the loan.

     Mr. Cohen also acknowledged the investment nature of the transaction. He represented that he had not entered into the transaction with the Company as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Cohen acknowledged that he had been afforded the opportunity to ask questions of the Company's management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance.

                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.  The following exhibits are attached to this report:

          99.1 Written Statement of the Chief Executive Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

          99.2 Written Statement of the Principal Financial Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  NMXS.com, INC.

Date: August 19, 2002             By /s/ Richard Govatski
                                     Richard Govatski, President


Date: August 19, 2002             By /s/ Teresa Dickey
                                     Teresa Dickey, Principal Financial Officer