Form 10QSB
period 2002-09-30
NMXS COM  INC
filed 2002-11-19
CIK 1101865

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-QSB


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2002

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 12, 2002, there were 24,457,726 shares of the Registrant's Common Stock outstanding.

                                      PART I
                               FINANCIAL INFORMATION

                           ITEM 1.  FINANCIAL STATEMENTS

                          NMXS.com, Inc. AND SUBSIDIARIES
                            Consolidated Balance Sheet
                                    Unaudited

                                                                      September 30, 2002
                                                                        -------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                             $   148,000
  Restricted cash                                                            43,000
  Accounts receivable, less allowance for doubtful accounts of $44,000      675,000
  Prepaid expenses and other assets                                          19,000
  Officer advances                                                           55,000
                                                                         ----------
     Total current assets                                                   940,000

Furniture, equipment and improvements - net                                 242,000
Other deposits                                                               39,000
Goodwill - net                                                               97,000
                                                                         ----------
                                                                        $ 1,318,000
                                                                         ==========

                                    LIABILITIES
Current liabilities:
  Accounts payable                                                      $   278,000
  Accrued expenses                                                          279,000
  Deferred revenue                                                           11,000
  Notes payable                                                             350,000
                                                                         ----------
     Total current liabilities                                              918,000

Commitments

                               STOCKHOLDERS' EQUITY
Capital stock $.001 par value:
  Preferred stock, authorized 500,000 shares; issued and outstanding -
     none
  Common stock, authorized 50,000,000 shares; 24,457,726 shares issued
     and outstanding                                                         24,000
Additional paid-in capital                                                8,165,000
Accumulated deficit                                                      (7,789,000)
                                                                         ----------
     Total stockholders' equity                                             400,000
                                                                         ----------
                                                                         $1,318,000
                                                                         ==========

    The accompanying notes are an integral part of these financial statements

                       NMXS.com, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations
                                  Unaudited

                                              Three Months Ended
                                                 September 30,
                                          --------------------------
                                             2002           2001
                                          -----------    -----------
Revenues:
  Software maintenance                    $     1,000    $   116,000
  Custom programming                           65,000        204,000
  License fees                                 13,000         41,000
  Scanning services and other                 133,000         46,000
                                           ----------     ----------
                                          $   212,000    $   407,000
                                           ----------     ----------
Operating costs and expenses:
  Cost of services                            181,000        176,000
  General and administrative                  268,000        676,000
  Research and development                     44,000         32,000
                                           ----------     ----------
     Total operating costs
     And expenses                             493,000        884,000
                                           ----------     ----------
Other income (expense):
  Interest income                                   0          1,000
  Interest expense                            (13,000)        (9,000)
                                           ----------     ----------

Net comprehensive income/(loss)           $  (294,000)   $  (485,000)
                                           ==========     ==========
Basic and diluted loss per share:
  Weighted average number of
   Common shares outstanding               23,351,000     21,805,000
                                           ==========     ==========
Basic and diluted loss per
  Share                                      $  (0.01)      $  (0.02)
                                              =======        =======

The accompanying notes are an integral part of these financial statements

                       NMXS.com, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations
                                  Unaudited

                                              Nine Months Ended
                                                 September 30,
                                          --------------------------
                                             2002           2001
                                          -----------    -----------
Revenues:
  Software maintenance                    $   263,000    $   300,000
  Custom programming                           99,000        393,000
  License fees                                924,000        161,000
  Scanning services and other                 202,000        144,000
                                           ----------     ----------
                                            1,488,000        998,000
                                           ----------     ----------
Operating costs and expenses:
  Cost of services                            423,000        464,000
  General and administrative                1,124,000      2,174,000
  Research and development                    137,000        220,000
                                           ----------     ----------
     Total operating costs
     And expenses                           1,684,000      2,858,000
                                           ----------     ----------
Other income (expense):
  Interest income                               1,000          4,000
  Interest expense                            (27,000)       (26,000)
  Loss on disposal fixed assets               (25,000)             0
                                           ----------     ----------
Net comprehensive income/(loss)           $  (247,000)    (1,882,000)
                                           ==========     ==========
Basic and diluted loss per share:
  Weighted average number of
   Common shares outstanding               22,825,000     21,335,000
                                           ==========     ==========
Basic and diluted loss per
  Share                                      $  (0.01)      $  (0.09)
                                              =======        =======

The accompanying notes are an integral part of these financial statements

                             NMXS.com, INC. AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows
                                        Unaudited

                                                            Nine Months Ended September 30,
                                                             ---------------------------
                                                                 2002           2001
                                                              ----------     ----------
Cash flows from operating activities:
  Net comprehensive income/(loss)                            $  (247,000)   $(1,882,000)
   Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
     Common stock issued for salaries                            108,000
     Common stock issued for services                            205,000        623,000
     Stock options issued for services                           156,000        427,000
     Consulting fee paid by exchange for investment                             225,000
     Depreciation                                                 74,000         78,000
     Amortization of goodwill                                                    22,000
     Loss of Disposal Fixed Assets                                25,000
     Changes in:
       Restricted Cash                                            (1,000)        (1,000)
       Accounts receivable                                      (206,000)      (335,000)
       Estimated earnings in excess of billings on
        uncompleted contracts                                     18,000        122,000
       Prepaid expenses and other assets                          31,000          3,000
       Officer advances                                          (23,000)        18,000
       Security deposits                                                          4,000
       Accounts payable                                          249,000        125,000
       Accrued expenses                                          (45,000)        14,000
       Deferred revenue                                         (413,000)       147,000
                                                              ----------     ----------
         Net cash (used) in operating activities                 (69,000)      (410,000)
                                                              ----------     ----------
Cash flows from investing activities:
  Acquisition of fixed assets                                     (6,000)
  Other deposits                                                   5,000        (13,000)
                                                              ----------     ----------
         Net cash (used) by investing activities                  (1,000)       (13,000)
                                                              ----------     ----------
Cash flows from financing activities:
  Proceeds from note payable                                      63,000        353,000
  Payment of note payable                                        (50,000)       (50,000)
  Net proceeds from issuance of common stock                     148,000        115,000
                                                              ----------     ----------
         Net cash provided by financing activities               161,000        418,000
                                                              ----------     ----------
Net (decrease) increase in cash and cash equivalents              91,000         (5,000)
Cash and cash equivalents, beginning of period                    57,000         14,000
                                                              ----------     ----------
Cash and cash equivalents, end of period                     $   148,000    $     9,000
                                                              ==========     ==========

Supplemental disclosure of cash flow information:
  Interest paid                                              $    36,000    $    26,000

Supplemental disclosures of noncash investing and
 financing activities:
  Disposal of fixed asset and corresponding reduction
   in accounts payable                                       $   327,000
  Common shares issuable for leasehold improvements and
   prepaid rent                                                                  62,000
  Acquisition of Investment                                                    (225,000)
  Disposition of Investment                                                     225,000

       The accompanying notes are an integral part of these financial statements

                        NMXS.com, Inc. and Subsidiaries
                 Footnotes to Consolidated Financial Statements
                               September 30, 2002

NOTE A - ORGANIZATION AND OPERATIONS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal and recurring nature considered necessary for a fair presentation have been included. Results of operations for the nine-month period ended September 30, 2002, may not necessarily be indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the Company's consolidated financial statements and footnotes thereto included on the Form 10-KSB/A-1 for the year ended December 31, 2001.

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

                        NMXS.com, Inc. and Subsidiaries
                 Footnotes to Consolidated Financial Statements
                               September 30, 2002

[3]  Advertising expenses:

     The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $3000 and $2,000 for the three months ended September 30, 2002 and 2001, respectively. Advertising expenses were $14,000 and $18,000 for the nine months ended September 30, 2002 and 2001, respectively.

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

[6]  Rental expense:

     The Company has recognized the total minimum rental payments due under the lease on a straight-line basis over the lease term. As of September 30, 2002, the Company has a prepaid rent asset of $10,000.

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

                        NMXS.com, Inc. and Subsidiaries
                 Footnotes to Consolidated Financial Statements
                               September 30, 2002

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

     Amortization of $22,000 has been included in general and administrative expenses for the nine months ended September 30, 2001.

     SFAS 144 supercedes SFAS 121. Management does not expect SFAS 144 to have a material impact on the consolidated financial statements.


NOTE C - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

     Furniture, equipment, and improvements as of September 30, 2002 consists of the following:

     Computers                            $ 288,000
     Furniture, fixtures and equipment      143,000
     Leasehold improvements                  83,000
                                           --------
                                            514,000
     Accumulated depreciation               272,000
                                           --------
                                          $ 242,000
                                           ========

NOTE D - NOTE PAYABLE

	As of September 30, 2002, the Company had a $37,000 promissory note payable to a financial institution due upon demand. In October 2002 this note was paid in full.+

          During January 2001, the Company borrowed $300,000. The loan is collateralized by substantially all of the Company's assets and personally guaranteed by an officer of the Company. Additional collateral was provided by a letter of credit issued by a then unrelated third party.
The letter of credit expired on January 19, 2002. The note principal was originally due on July 24, 2001 and was extended to January 24, 2002, together with interest at a variable rate of 8.0%. The note was renewed with a due date of July 24, 2002 at a current interest rate of 7%. On
July 24, 2002, the Company paid $50,000 of principal and $10,525 of interest. The remaining $250,000 of principal was extended to October 24, 2002 at a current interest rate of 7%. On October 24, 2002 the Company paid $25,000 of principal and $4,555 of interest. The remaining $225,000 of principal was extended until April 24, 2003 at a current interest rate of 7%.

     During the three months ended June 30, 2002, the Company borrowed $63,000 via two promissory notes from two of the Company's shareholders. One is due upon demand and the other is a convertible payable due in one year.

                        NMXS.com, Inc. and Subsidiaries
                 Footnotes to Consolidated Financial Statements
                               September 30, 2002

NOTE E - CAPITAL TRANSACTIONS

Common stock:

     During the nine months ended September 30, 2002, the Company effected the following stock transactions:

     During February, the Company compensated four employees in the form of the Company's common stock as additional compensation. The Company issued 42,349 shares of its common stock to these employees, and approximately $15,000 is included in the statement of operations for the three months ended March 31, 2002.

     The Company issued 51,443 shares, including 21,946 shares which had been issuable at December 31, 2001, for legal expenses and sales commission advances. A total of 13,512 shares for legal expenses are shown as issuable at March 31, 2002. In addition, 227,941 shares are shown as issuable as payment for consulting services rendered during 2001.

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

     During the three months ended September 30, 2002, the Company issued 103,304 shares for legal and consulting services. Approximately $18,000 was included in the statement of operations for that period.

     In July, the Company compensated all its employees in the form of the Company's common stock in lieu of payroll. A total of 122,316 shares were issued to these employees, and approximately $27,000 was included in the statement of operations for the three months ended September 30, 2002.

     In September, the Company sold 1,346,545 shares of its common stock for $148,000.

Warrants:

     In September, the Company issued 1,346,545 warrants in conjunction with the sale of the 1,346,545 shares above at the rate of one warrant for each common share. The warrants have an exercise price of $0.21 per share and a seven year contractual life from date of issuance. The fair value of the warrants has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these warrants was $0.17. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 4.05%, zero dividend yield, volatility of the Company's common stock of 122% and an expected life of the warrants of seven years. Approximately $2,000 of expense was included in the statement of operations for the three months ended September 30, 2002.

Stock options:

     Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation prescribed therein are shown below. Exercise prices and weighted-average contractual lives of stock options outstanding as of September 30, 2002 are as follows:

                Options Outstanding                     Options  Exercisable
----------------------------------------------------   ----------------------
                               Weighted
                                Average     Weighted                 Weighted
                               Remaining    Average                  Average
  Exercise        Number      Contractual   Exercise     Number      Exercise
   Prices       Outstanding      Life        Price     Exercisable    Price
-------------   -----------   -----------   --------   -----------   --------
$0.17 - $0.30       97,000       9.83        $0.17             0      $0.00
$0.31 - $0.50    1,215,000       8.66        $0.38        60,000      $0.31
$0.54 - $0.83      790,000       3.45        $0.71       330,000      $0.72
$1.25 - $2.13      460,000       7.54        $1.66       361,000      $1.75

                        NMXS.com, Inc. and Subsidiaries
                 Footnotes to Consolidated Financial Statements
                               September 30, 2002

                Summary of Options Granted and Outstanding:

                                                 Nine Months Ended September 30,
                                                   2002                  2001
                                            -------------------   -------------------
                                                       Weighted              Weighted
                                                       Average               Average
                                                       Exercise              Exercise
                                             Shares     Price      Shares     Price
                                            ---------  --------   ---------  --------
     Options:
       Outstanding at beginning of year     2,202,000   $0.77     1,593,000   $1.33
       Granted                                353,000    0.29     1,088,000    0.48
       Cancelled                               (2,000)   1.25      (615,000)   1.42
                                            ---------             ---------
       Outstanding at end of period         2,553,000   $0.63     2,066,000   $0.59

     During the nine months ended September 30, 2002 the Company granted the following stock options:

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

                        NMXS.com, Inc. and Subsidiaries
                 Footnotes to Consolidated Financial Statements
                               September 30, 2002

pricing model.  The weighted average fair value of these options was $.34.
The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 4.91%, zero dividend yield, volatility of the Company's common stock of 222% and an expected life of the options of ten years.

     In August 2002, the Company granted 103,125 stock options to an employee with an exercise price of $0.17, equal to the fair value of the common stock, with a contractual life of ten years and a 21 month vesting period. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $0.16. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 4.42%, zero dividend yield, volatility of the Company's common stock of 122%, and an expected life of the options of ten years.

     The following table summarizes the pro forma operating results of the Company for the three months ended September 30, 2002 had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

     Pro forma net income available to common stockholders     $(347,000)
     Pro forma basic and diluted loss per share                     (.01)

    The following table summarizes the pro forma operating results of the Company for the nine months ended September 30, 2002 had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

     Pro forma net loss available to common stockholders       $(406,000)
     Pro forma basic and diluted loss per share                     (.02)

     As of September 30, 2002, the Company has reserved 6,045,000 shares of its common stock for issuance upon exercise of stock options and warrants.


NOTE F - INCOME TAXES

     The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     As of September 30, 2002, the Company had net operating loss carryforwards of approximately $4,000,000, which expire in varying amounts between 2016 and 2021. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.


NOTE G - MAJOR CUSTOMERS

     During the nine months ended September 30, 2002, three customers accounted for 47%, 11%, and 9% of the Company's revenue. During the nine months ended September 30, 2001, two customers accounted for 18% and 15% of the Company's revenue.

     During the three months ended September 30, 2002, three customers accounted for 23%, 18%, and 15% of the Company's revenue. During the three months ended September 30, 2001, two customers accounted for 27% and 21% of the Company's revenue.

     As of September 30, 2002, balances due from two customers comprised 70% and 8% of total accounts receivable. As of September 30, 2001, balances due from three customers comprised 19%, 17% and 16% of total accounts receivable.

                        NMXS.com, Inc. and Subsidiaries
                 Footnotes to Consolidated Financial Statements
                              September 30, 2002

NOTE H - REPORTABLE SEGMENTS

     Management has identified the Company's reportable segments based on separate legal entities. NMS derives revenues from the development and marketing proprietary internet technology-based software and WKI provides data maintenance services related to NMS digital asset management system.

Information related to the Company's reportable segments for the three months ended September 30, 2002 is as follows:

                                                      Working
                                        NMS       Knowledge, Inc.      Total
                                    -----------   ---------------   -----------
     Revenue                        $   199,000    $    13,000      $   212,000

     Cost of services                   173,000          8,000          181,000
     General and administrative         231,000         37,000          268,000
     Research and development            44,000                          44,000
                                     ----------     ----------       ----------
     Operating (loss) income        $  (249,000)   $   (32,000)     $  (281,000)
                                     ==========     ==========       ==========

     A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

     Segments' operating income                   $(281,000)
     Other income (expense)                         (13,000)
                                                   --------
     Consolidated net income                      $(294,000)
                                                   ========

     Amortization and depreciation expense amounted to $18,000 and $6,000 for NMS and WKI, respectively. Also, total fixed asset additions amounted to $3,000 and $0 for NMS and WKI, respectively.

Information related to the Company's reportable segments for the nine months ended September 30, 2002 is as follows:

                                                      Working
                                        NMS       Knowledge, Inc.      Total
                                    -----------   ---------------   -----------
     Revenue                        $ 1,442,000    $    46,000      $ 1,488,000

     Cost of services                   389,000         34,000          423,000
     General and administrative       1,003,000        121,000        1,124,000
     Research and development           137,000                         137,000
                                     ----------     ----------       ----------
     Operating (loss) income        $   (87,000)   $  (109,000)     $  (196,000)
                                     ==========     ==========       ==========

     Total assets                   $ 1,180,000    $   138,000      $ 1,318,000

     A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

     Segments' operating income                   $(196,000)
     Other income (expense)                         (51,000)
                                                   --------
     Consolidated net income                      $(247,000)
                                                   ========

     Amortization and depreciation expense amounted to $55,000 and $19,000 for NMS and WKI, respectively. Also, total fixed asset additions amounted to $6,000 and $0 for NMS and WKI, respectively, while fixed asset disposals amounted to $342,000 and $0 for NMS and WKI, respectively.

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND PLAN OF OPERATIONS.

OVERVIEW

     NMXS.com, Inc. (the "Company") is a leading provider of digital asset management solutions. The Company provides full ASP services for content owners to better manage the digital life cycle of intellectual property which includes digitizing, encoding, storing, managing, licensing, and distributing digital files in government, medical, entertainment, and IT markets. The Company's core product, AssetWare, is an enterprise-level platform that manages digital assets, which is anything digital that a company or organization would consider an asset. It manages assets by creating catalogs, or groups of assets, catalog hierarchies, users, user groups, and user permissions. The assets are managed by the Company's Freedom database that maintains both the membership of the asset in a catalog, or catalogs, and information about the asset. AssetWare's main user interface is a web browser, which makes it accessible and more intuitive to a greater number of users. AssetWare can be run on Solaris, IBM, Windows, or Linux operating systems.

     During the third quarter the Company's engineers upgraded its customized technology which will permit the installation of a high-speed 6Ghz "Triage" data cluster. This will provide increased speed, redundancy, failover capability, and load balancing to the Company's AssetWare enterprise database. The new system will also help balance image and data processing server side loads. Management believes this upgrade is a normal part of the business of the Company and will allow the Company to remain competitive in this industry. The Company has begun offering this upgrade to its software. However, management is unable to assess the specific effect, if any, this new technology will have on the business of the Company or on future revenue generated from the sale of the AssetWare software.

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

     During the third quarter, the Company finalized the arrangements to preload its Linux-based DoorS digital filing cabinet software, formerly available only on the Company's AssetWare enterprise software, on Toshiba's Magnia SG20 and Z series servers. Management believes this arrangement is designed to appeal to small business and consumers who desire to organize, store, find, and manage information at a reasonable cost. Management is unable to determine at this time the effect, if any, this will have on the business of the Company.

     Also during the third quarter the Company entered into a hosting contract with Tivix, Inc., a Santa Monica, California, based company with digital asset management system software similar to AssetWare and DoorS software, to begin servicing Tivix's customers. The Company has transitioned the Tivix customer base to the Company's facility in Albuquerque, New Mexico, for hosting. Management does not believe this contract will have a material impact on the business of the Company.

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

     The Company presently realizes revenues from four sources:
(i) software maintenance; (ii) custom programming; (iii) license fees; and
(iv) scanning and related services. Two of these revenue streams, license fees and software maintenance, are directly related. With each sale of the Company's products, the end user enters into a license agreement for which an initial license fee is paid. The license agreement also provides that in order to continue the license, the licensee must pay an annual software maintenance fee for which the party receives access to product upgrades and bug fixes or product patches. Management is in the process of standardizing the license fees on its products and also establishing a standard maintenance fee based on a fixed percentage of the initial license fee. In the past, license and maintenance fees were established on an individual client basis. The Company is currently in the second year of several of these initial license agreements which accounts for the increase in revenue generated from software maintenance. Management anticipates that this source of revenue will continue to increase as more products are sold. During the initial stage of product development, the Company focused more on custom programming for clients and, with the completion of the Company's core product, will perform less customized services, which could result in a continued decline in this source of revenue. Scanning services are performed by Working Knowledge at its site in Santa Monica, California. With management's focus on marketing the Company's core products, less attention has been devoted to developing this segment of the Company's business. Management anticipates that these services will be reserved in the future primarily for customers of the Company's core products, although revenue could be generated from unsolicited customers.

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

     Notwithstanding the foregoing, the Company recognizes revenue from sales of proprietary software which do not require further commitment from the Company upon shipment. During the first nine months of this fiscal year the Company shipped software under a contract with Physicians Telehealth Network ("PTN") and recognized $500,000 in license fees from the sale. The agreement with PTN provides for the licensing of the technology for $500,000, which amount was recorded as income during the first nine months of this fiscal year; however, as of the date of filing this report, none of the proceeds from this sale had been received from PTM.

NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

     A summary of operating results for the nine months ended September 30, 2002 and 2001 is as follows:

                                      2002                     2001
                                            % of                     % of
                                 Amount    Revenue       Amount     Revenue
                               ----------  -------     ----------   -------
     Revenues                  $1,488,000     100%    $   998,000      100%
     Cost of services             423,000    28.4%        464,000     46.5%
                                ---------              ----------
     Gross profit               1,065,000    71.6%        534,000     53.5%
                                ---------              ----------
     General & administrative   1,124,000    75.5%      2,174,000    217.8%
     Research & development       137,000     9.2%        220,000     22.0%
                                ---------              ----------
                                1,375,000    92.4%      2,394,000    239.9%
                                ---------              ----------
     Other income (expense)       (51,000)  (3.4)%        (22,000)   (2.2)%
                                ---------              ----------
     Net income (loss)         $ (247,000) (16.6)%    $(1,882,000) (188.6)%
                                =========              ==========

                                      2002                     2001
     Earnings (loss) per share:      $(0.01)                  $(0.09)

     Revenues. Total revenues increased 49%, or $490,000, for the nine months ended September 30, 2002, as compared to the same period in the prior year (the "comparable prior year period"). These revenues were generated from the following four revenue streams:

     * Revenues generated by software maintenance decreased 12.3%, or $37,000, for the first nine months ended September 30, 2002, as compared to the comparable prior year period. In particular, revenue generated from maintenance fees decreased 99%, or $115,000 for the three months ended September 30, 2002, as compared to the same three-month period of the prior fiscal year. This decrease is attributable to the fact that most of the existing license agreements were entered into during the second quarter of the year in which the agreement was consummated, which means that the maintenance fees would be due in second quarter of each year. As the Company commenced its billing and collection procedures last year, many of the annual maintenance fees were not collected until third quarter of 2001 which resulted in much of the maintenance fee revenue being reflected in third quarter 2001. This year the annual maintenance fees were collected primarily during the second quarter. As more software packages are sold throughout the year, management anticipates that the maintenance fees will be equalized throughout the year as well.

     * Custom programming revenue decreased 74.8%, or $294,000, for the nine months ended September 30, 2002, as compared to the comparable prior year period. This decrease was primarily due to a shift from providing customized software services to marketing of developed software products. Management anticipates that the decrease in revenue from custom programming will continue through the remainder of 2002.

     * Revenues generated by license fees increased 473.9%, or $763,000, for the first nine months ended September 30, 2002, as compared to the comparable prior year period. This increase is primarily attributable to the completion of the development phase of the AssetWare software which was not fully operational until the last quarter of 2001 and the active marketing of the finished product during the first nine months of this year. This increase was also due in part to a single contract with Physicians Telehealth Network (PTN) from which the Company recognized revenue of $500,000 in license fees during the first nine months of this year. The agreement with PTN provides for the licensing of the technology for $500,000, which amount was booked as revenue in the first nine months of this year. The agreement, dated June 15, 2002, called for a down payment by PTN of $25,000 and the balance in 90 days. Neither the down payment nor any of the balance has been paid by PTN. PTN has indicated to the Company that payment of the $500,000 is contingent on the timing and amount of funding it receives through approximately the end of 2002. Support, maintenance, and development costs related to this contract are estimated at $500,000 and will be governed by a separate agreement, which management hopes to complete during fourth quarter of 2002 or first quarter of 2003. Management anticipates that revenues in this category will continue to increase, although there is no assurance that they will increase at the current rate.

     * Revenue generated by scanning services and other services increased 40.3%, or $58,000, for the nine months ended September 30, 2002, as compared to the comparable prior year period. This increase was generated principally in the third quarter and was primarily due to unsolicited contracts which management had not anticipated receiving during the quarter. Although management anticipates that revenues generated by Working Knowledge will remain consistent or even increase modestly in the future, the services provided by Working Knowledge will generally be limited to existing or future clients of the Company and will not be the Company's primary focus. However, Working Knowledge will continue to accept unsolicited work.

     Cost of Services. Cost of services decreased 8.8%, or $41,000, for the nine months ended September 30, 2002, as compared to the comparable prior year period. This decrease was primarily due to a decrease in salaries and compensation previously associated with the development of our AssetWare software in the comparable prior year period. During the first nine months ended September 30, 2002, this product went into production which required less expense. Cost of services as a percentage of revenues decreased to 28.4% for the nine months ended September 30, 2002 from 46.5% for the comparable prior year period. Management believes this current percentage is more indicative of the percentage of costs associated with revenues in the future, but until the Company has been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

     General and Administrative. General and administrative expenses decreased 48.3%, or $1,050,000, for the nine months ended September 30, 2002, as compared to the comparable prior year period. This decrease was primarily attributable to the reduction in the number of employees and the change of auditors. General and administrative expenses as a percentage of revenues were 75.5% for the nine months ended September 30, 2002, as compared to 217.8% for the comparable prior year period. Management believes this current percentage is more indicative of the percentage of general and administrative costs associated with revenues in the future, but until the Company has been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

     Research and Development. Research and development expenses decreased 37.7%, or $83,000, for the nine months ended September 30, 2002, as compared to the comparable prior year period. This decrease was primarily due to the completion of the development of the Company's core software products during the last quarter of 2001 and the refocusing of research and development to upgrading the existing products to remain competitive in the industry.

     Other Income. Interest income decreased 75%, or $3,000, for the nine months ended September 30, 2002, as compared to the comparable prior year period. Interest expense increased 3.8%, or $1,000, for the nine months ended September 30, 2002, as compared to the comparable year period. The decrease in interest income was attributable to accruing interest due from officer advances as a current asset while the slight increase in the interest expense was due to additional promissory notes sold by the Company. The loss on disposal of fixed assets was attributable to the return of the Sony Petasite equipment. This equipment had been sold to the Company by Sony for a custom project which was completed during the period. Although Sony had invoiced the Company for the equipment, the invoice had not been paid, so that with the return of the equipment, the Company realized no additional cash. Rather it received a credit on the invoice, less a restocking fee of $15,000 charged by Sony and nominal transportation expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's negative cash flow continues to be of concern to management. As discussed below, the Company suffers from a lack of available cash to meet its continuing operating requirements. Amounts due a number of suppliers for services and products remain delinquent which may cause these parties to seek legal action against the Company to collect delinquent accounts. At September 30, 2002, the Company had trade accounts payable in the amount of $277,529, of which $61,515 were current, $16,513 were between 31 and 60 days delinquent, $5,926 were between 61 and 90 days delinquent, and $193,575 were over ninety days delinquent. The four largest creditors include the Company's former auditor ($91,255), Sprint Data Services ($45,599), the Company's current auditor ($12,888), and legal counsel ($11,329). Management continues to work with its creditors and to seek additional sources of capital, but there is no assurance that it will be successful, or that additional capital can be obtained at rates or terms favorable to the Company. The Company also continues to accrue the salary of the president, which at September 30, 2002, was an aggregate of $105,000. Payroll taxes due at September 30, 2002, were $154,308. In addition, accounts receivable have increased dramatically, primarily because of the $500,000 due from PTN.

     Operating activities used $69,000 of cash for the nine months ended September 30, 2002, as compared to operating activities using $410,000 of cash for the comparable prior year period. The decrease in the use of cash was primarily due to lower operating expenses and decreased salaries, some of which was a result of completing much of the development stage of the AssetWare product. There was a significant decrease in deferred revenue from hosting activities provided by a change in sales methodology where sales of licenses are immediately included in revenue instead of a term contract over a period of time which required deferral of revenue. In addition, because the Company did not have access to available cash for payroll during the period, it paid employee salaries and outside consulting fees with equity based compensation.

     Investing activities used $1,000 of cash for the nine months ended September 30, 2002, as compared to $13,000 for the comparable prior year period. The decrease in the cash used for investing activities for the nine months ended September 30, 2002, was attributable to deposits made in a prior year.

     Financing activities provided $161,000 in cash for the nine months ended September 30, 2002, as compared to financing activities providing $418,000 for the comparable prior year period. The decrease in cash provided by financing activities was primarily attributable to a reduction in funds borrowed by the Company. Of the cash provided by financing activities for the nine months ended September 30, 2002, $63,000 of the total amount was attributable to loans from two individuals who are acquaintances of management. On April 23, 2002, the Company issued a one year convertible promissory note to one of these individuals for $50,000 with a fixed sum of interest of $5,000. The note is convertible into shares of common stock at the rate of one share for each $0.25 of principal and imputed interest due on the conversion date. The remaining $13,000 was advanced to the Company without a promissory note and is deemed due on demand. Also, $148,000 was attributable to net proceeds from a private stock offering of shares of common stock and Series D Warrants. In September 2002 the Company issued 1,346,545 shares of common stock and 1,346,545 Series D Warrants for gross proceeds of $148,120. The Series D Warrants are exercisable at $0.21 per share at any time prior to July 22, 2009. The Company also reduced the amount due on its line of credit during this period by $50,000.

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

     At September 30, 2002, the Company had an outstanding balance on a line of credit with Los Alamos National Bank which was originally due on July 24, 2002. The outstanding principal amount due at that date was $300,000, plus interest of $10,545. The Company negotiated a three month extension on the repayment of the outstanding balance of the line of credit by reducing the principal amount of the debt with the payment of $50,000 and the payment of the interest due on July 24, 2002. Following the end of the third quarter, the Company was able to negotiate an extension of the amount due on the line of credit until April 24, 2003, by paying $25,000 of the principal amount due and $4,555 in interest due at October 24, 2002. The principal balance due for this line of credit is now $225,000. The inability of the Company to either retire this debt or obtain an alternative loan would likely have a material negative impact on the business of the Company, and could impair the Company's ability to continue operations if the bank foreclosed on the note.

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

FORWARD-LOOKING STATEMENTS

     This report contains statements that plan for or anticipate the future. Forward-looking statements include statements about the future of operations involving the marketing and maintenance of products which manage large volumes of media or digital material, statements about the Company's future business plans and strategies, and most other statements that are not historical in nature. In this report forward-looking statements are generally identified by the words "anticipate,"

"plan," "believe," "expect," "estimate," and the like. Although management believe that any forward-looking statements it makes in this report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include the following:

     *    Rapid changes in technology relating to the Internet;
     *    the continued growth and use of the Internet;
     *    changes in government regulations;
     *    changes in our business strategies;
     *    hardware failure of a catastrophic proportion;
     * terrorist interference with the operation of the Internet or effects of terrorist activities on the economy;
     * difficulty recruiting and retaining staff of sufficient technical caliber to provide adequate and on-going customer support and product maintenance and development;
     * failure to successfully market our products through the Internet and Company representatives;
     * the inability to locate sources to retire the Company's line of credit or to obtain alternative lending sources; and
     *    the inability to solve cash flow problems.

     In light of the significant uncertainties inherent in the forward-looking statements made in this report, particularly in view of the Company's early stage of operation, the inclusion of this information should not be regarded as a representation by the Company or any other person that its objectives and plans will be achieved.

ITEM 3.  CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this report, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended September 30, 2002, the following securities were sold by the Company without registering the securities under the Securities Act:

     In September 2002 the Company issued 1,346,545 shares of common stock and 1,346,545 Series D Warrants to four accredited investors for gross proceeds of $148,120. The Series D Warrants are exercisable at $0.21 per share at any time prior to July 22, 2009. These securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) thereof, as a transaction by an issuer to accredited investors, and pursuant to the provisions of Rule 506 of Regulation D. Each of the investors acknowledged the investment nature of the securities issued and consented to the imposition of restrictive legends upon the certificates evidencing the shares and the warrants. The investors did not enter into the transaction as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each investor was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.  The following exhibits are attached to this report:

          4.6  Form of Series D Warrant Certificate

          99.1 Written Statement of the Chief Executive Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

          99.2 Written Statement of the Principal Financial Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

     (b) Reports on Form 8-K. A current report on Form 8-K dated September 19, 2002, was filed on September 24, 2002. The report announced under Item 5 the adoption of new bylaws by the Company.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   NMXS.com, INC.


Date:  November 15, 2002           By /s/ Richard Govatski
                                      Richard Govatski, President


Date:  November 15, 2002           By /s/ Teresa Dickey
                                      Teresa Dickey, Principal Financial Officer


                              CERTIFICATIONS

I, Richard Govatski, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of NMXS.com, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 15, 2002           /s/ Richard Govatski
                                   Richard Govatski, President & CEO


     I, Teresa Dickey, Principal Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of NMXS.com, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 15, 2002           /s/ Teresa Dickey
                                   Teresa Dickey, Principal Financial Officer