Form 10-K/A
period 2001-12-31
NMXS COM  INC
filed 2003-02-13
CIK 1101865

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          Form 10-KSB/A
                         Amendment No. 2

(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

          Commission File Number:  333-30176

                         NMXS.com, INC.
                    -------------------------
       (Exact name of Registrant as specified in charter)

          DELAWARE                                 91-1287406
      ----------------                           ---------------
State or other jurisdiction of             I.R.S. Employer I.D. No.
incorporation or organization

5041 INDIAN SCHOOL ROAD NE, SUITE 200, ALBUQUERQUE, NM        87110
------------------------------------------------------       -------
   (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code:  (505) 255-1999

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




PAGE-1-




Explanatory Note

        NMXS.com, Inc. hereby amends its Form 10-KSB for the year ended December 31, 2001, by amending Part II, Item 7, the financial statements of the Company and the referenced report of the Company's independent accountant. The purpose for this amendment is to include the audit report of the Company's new independent accounting firm, Beckstead and Watts, LLP. The Company also amends the referenced Form 10-KSB herein by amending
Part III, Item 13, the Exhibit List, and specifically by adding
Exhibit 23, the Consent of Independent Accountants.





























PAGE-2-




                             PART II

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



Beckstead and Watts, LLP
Certified Public Accountants
                                          3340 Wynn Road, Suite B
                                              Las Vegas, NV 89102
                                                     702.257.1984
                                               702.362.0540 (fax)

                  INDEPENDENT AUDITORS' REPORT


Board of Directors
NMxS.com, Inc. and Subsidiaries
Albuquerque, New Mexico

We have audited the Balance Sheets of NMxS.com, Inc. and Subsidiaries (the "Company"), as of December 31, 2001, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on my audit.

We conducted my audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that my audit provides a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NMxS.com, Inc. and Subsidiaries as of December 31, 2001, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Beckstead and Watts, LLP
February 6, 2003




PAGE-3-





NMXS.com, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

ASSETS (Note E)
Current assets:
Cash and cash equivalents                                              $57,000
Restricted cash                                                         42,000
Accounts receivable, less allowance for doubtful accounts of $60,000 469,000 Estimated earnings in excess of billings on uncompleted contracts 18,000
Prepaid expenses and other assets                                       50,000
Officer advances                                                        32,000
                                                                       -------
Total current assets                                                   668,000

Furniture, equipment and improvements - net                            652,000
Security deposits                                                       54,000
Goodwill - net                                                          97,000
                                                                       -------
                                                                    $1,471,000
                                                                    ==========
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses                                 $680,000
Deferred revenue                                                       424,000
Notes payable                                                          337,000
                                                                       -------
Total current liabilities                                            1,441,000
                                                                     ---------
Commitments

STOCKHOLDERS' EQUITY
Capital stock $.001 par value:
Preferred  stock,  authorized  500,000  shares;  issued  and outstanding -
none
Common   stock,  authorized  50,000,000  shares;  22,116,784
shares issued
and outstanding, 29,946 shares issuable                                 22,000
Additional paid-in capital                                           7,550,000
Accumulated deficit                                                 (7,542,000)
                                                                   -----------
Total stockholders' equity                                              30,000
                                                                   -----------
                                                                    $1,471,000
                                                                   ===========




The accompanying notes are an integral part of these financial statements




PAGE-4-




NMXS.com, INC. AND SUBSIDIARIES

Consolidated Statements of Operations




                                              Year Ended
                                             December 31,
                                     --------------------------
                                          2001           2000
                                     -----------    -----------
Revenues:
Software maintenance                 $  400,000     $  276,000
Custom programming                      393,000        284,000
License fees                            312,000         94,000
Scanning services                       140,000         72,000
Other                                    34,000         30,000
                                     -----------    -----------
                                     $1,279,000     $  756,000
                                     -----------    -----------
Operating costs and expenses:
Cost of services                        487,000        254,000
General and administrative            2,723,000      2,413,000
Research and development                279,000        409,000
                                     -----------    -----------
Total operating costs
and expenses                          3,489,000      3,076,000
                                     -----------    -----------

Other income (expense):
Interest income                           5,000         52,000
Interest expense                       (35,000)        (3,000)
                                     -----------    -----------
                                       (30,000)         49,000
                                     -----------    -----------
Net loss/comprehensive loss        $(2,240,000)   $(2,271,000)
                                     ===========    ===========
Basic and diluted loss per share:
Weighted average number of
common shares outstanding            21,520,000     20,621,000
                                     ===========    ===========

Basic and diluted loss per
share                                    $(.10)         $(.11)
                                     ===========    ===========



The accompanying notes are an integral part of these financial statements





PAGE-5-




NMXS.com, INC. AND SUBSIDIARIES


Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2001 and 2000



                                 Common Stock         Additional
                                $.001 Par Value       Paid-in      Acumulated
                              Shares       Amount     Capital      Deficit        Total
                            ------------  ---------  -----------  ------------   ----------
Balance, December 31, 1999   19,593,836    $19,000    3,083,000   $(1,878,000)   $1,224,000


Sale of common stock, net     1,090,000      1,000    1,089,000                   1,090,000


Common stock issued for          50,000
services

Issuance of stock  options
for services                                            637,000                     637,000

Shares  issuable for  rent
and
leasehold improvements                                  109,000                     109,000

Warrant dividend                                      1,153,000    (1,153,000)

Net loss/comprehensive loss                                        (2,271,000)   (2,271,000)
                            ------------  ---------  -----------  ------------   ----------
Balance, December 31, 2000   20,733,836    $20,000   $6,071,000   $(5,302,000)     $789,000
                            ============  =========  ===========  ============   ==========

Issuance of shares               75,000
previously issuable

Sale of common stock, net       287,500                 115,000                     115,000

Issuance  of common  stock
for personal
guarantee                       250,000                 188,000                     188,000

Issuance  of common  stock       46,396                  22,000                      22,000
for salaries

Issuance of stock  options
for services                                            399,000                     399,000

Issuance  of warrants  for
services                                                225,000                     225,000

Issuance  of common  stock
for services                    724,052      2,000      410,000                     412,000

Fair   value  of  services
provided by founder                                     120,000                     120,000

Net loss/comprehensive loss                                        (2,240,000)   (2,240,000)
                            ------------  ---------  -----------  ------------   ----------
Balance, December 31, 2001   22,116,784    $22,000   $7,550,000   $(7,542,000)      $30,000
                            ============  =========  ===========  ============   ==========




The accompanying notes are an integral part of these financial statements



PAGE-6-




NMXS.com, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows





                                                Year Ended December 31,
                                             -----------------------------
                                                 2001            2000
Cash flows from operating activities:        ------------   --------------
Net loss                                    $ (2,240,000)   $ (2,271,000)

Adjustments to reconcile net loss  to
net cash used in
Operating activities:
Common stock issued for rent                                      47,000
Common stock issued for services                  434,000
Stock options issued for services                 399,000        637,000
Warrants issued for services                      225,000
Fair  value  of services provided  by
founder                                           120,000
Depreciation                                      104,000         70,000
Provision for bad debt                             23,000         40,000
Amortization of goodwill                           30,000         23,000
Amortization of guarantee fee                     176,000
Changes in:
Notes receivable                                                  20,000
Accounts receivable                              (269,000)      (186,000)
Estimated   earnings  in  excess   of
billings on
uncompleted contracts                             165,000       (183,000)
Inventory                                                          7,000
Prepaid expenses and other assets                  24,000        (25,000)
Officer advances                                   18,000         (5,000)
Accounts payable and accrued expenses             170,000        100,000
Billings   in  excess  of   estimated
earnings on
uncompleted contracts                             300,000        114,000
                                             ------------   --------------
Net cash used in operating activities            (321,000)    (1,612,000)
                                             ------------   --------------
Cash flows from investing activities:
Acquisition of fixed assets                        (8,000)      (316,000)
Acquisition of subsidiary                                       (115,000)
Security deposits                                 (41,000)        (7,000)
                                             ------------   --------------
Net cash used in investing activities             (49,000)      (438,000)
                                             ------------   --------------
Cash flows from financing activities:
Proceeds from notes payable                       350,000
Repayment of note payable                         (50,000)
Net  proceeds from issuance of common             115,000      1,090,000
stock
Restricted cash                                    (2,000)        (3,000)
                                             ------------   --------------
   Net  cash  provided  by  financing             413,000      1,087,000
activities                                   ------------   --------------

Net  increase (decrease) in cash  and              43,000       (963,000)
cash equivalents
Cash  and cash equivalents, beginning              14,000        977,000
of year                                      ------------   --------------

Cash  and  cash equivalents,  end  of       $      57,000   $     14,000
year                                         ============   ==============

Supplemental disclosure of cash  flow
information:
Interest paid                               $      24,000   $      3,000

Supplemental disclosures  of  noncash
investing and
financing activities:
Issuance of 42,860 common shares  for
leasehold
improvements and prepaid rent                               $     62,000
Issuance of 250,000 common shares for
a note payable
guarantee fee                               $     188,000
Obligation for acquisition  of  fixed       $     337,000
assets




The accompanying notes are an integral part of these financial statements





PAGE-7-




NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001


                                                         F-6
NOTE A - ORGANIZATION AND OPERATIONS

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




PAGE-8-




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




PAGE-9-




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




PAGE-10-




NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

[13] Goodwill:

The Financial Accounting Standards Board ("FASB") recently issued Statements of Financial Accounting Standards Nos. 141 "Business Combinations", 142 "Goodwill and Other Intangible Assets" and 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". ("SFAS 141", "SFAS 142" and "SFAS 144"). All of these pronouncements are effective for fiscal years beginning after December 31, 2001. Under SFAS 141, a company must use the purchase method of accounting for all business acquisitions. SFAS 142 requires a company to periodically evaluate for impairment (as opposed to amortize) goodwill and intangible assets.

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


NOTE D - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of December 31, 2001 consists of the following:

   Computers                     $594,000
   Furniture, fixtures and        172,000
   equipment
   Leasehold improvements          84,000
                                -----------
                                  850,000

   Accumulated depreciation       198,000
                                -----------
                                 $652,000
                                ===========




PAGE-11-




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

In July, the Company issued 75,000 shares of common stock to it's Chief Executive Officer (Note H)

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




PAGE-12-




NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001


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




PAGE-13-




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

         Options Outstanding                 Options Exercisable
    --------------------------------   -----------------------------------
                           Weighted     Weighted                Weighted
                           Average      Average                 Average
                           Remaining
    Exercise   Number      Contractual  Exercise   Number       Exercise
     Prices   Outstanding  Life         Price      Exercisable  Price
    --------  -----------  ----------  ---------  ------------  ----------
   $0.31 -     960,000      9.25        $0.39       60,000      $0.31
      $0.50

   $0.54 -     790,000      4.19        $0.73      330,000      $0.74
      $0.83

   $1.25 -     452,000      8.26        $1.65      274,000      $1.65
      $2.13

         Summary of Options Granted and Outstanding:

                                        Year Ended December 31,
                              --------------------------------------------
                                            2000                  2001

                                          Weighted               Weighted
                                          Average                Average
                                          Exercise               Exercise
                              Shares      Price       Shares     Price
                              --------   ---------   ----------  ---------
   Options:
    Outstanding at            572,000     $  .77      1,593,000   $1.33
   beginning of year
    Granted                 1,346,000       1.56      1,739,000     .47
    Cancelled                (325,000)      1.28     (1,130,000)    .09
                              --------   ---------   ----------  ---------
    Outstanding at end of   1,593,000      $1.33      2,202,000  $  .77
   year                       ========   =========   ==========  =========

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




PAGE-14-




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




PAGE-15-




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

During March, 2001, the Company granted 60,000 stock options for legal services to a member of the Board of Directors with an exercise price of $.3125, equal to the fair value of the common stock, with a contractual life of five years and
a  thirty  day vesting period from the date of  grant.   The
fair value of the options has been estimated using the Black-Scholes option pricing model. The weighted average fair value of these options was $.3125. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 4.64%; zero dividend yield, volatility of the Company's common stock of 247% and an expected life of the options of five
years.   Options valued at approximately $19,000 were earned
and are included in general and administrative expense for the year ended December 31, 2001.

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

During April, 2001, the Company granted 100,000 stock options for outside consulting services with an exercise price of $.39, $.11 more than the fair value of the common stock, with a contractual life of ten years and a two year vesting period, 50% at the end of each one year period from the date of grant. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $.28. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 5.14%; zero dividend yield, volatility of the Company's common stock of 247% and an expected life of the options of ten years. An expense of approximately $10,000 is included in general and administrative expense for the year ended December 31, 2001 for the estimated value of the options over the period services are to be received.

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




PAGE-16-




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

During October 2001, the Company granted 650,000 stock options to three employees, 450,000 options with an exercise price of $.34, and 200,000 options with an exercise price of $.70, all equal to the fair value of the common stock, with a contractual life of ten years and a two year vesting period, 50% at the end of each one year period from the date of grant. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $.45. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 4.57%; zero dividend yield, volatility of the Company's common stock of 222% and an expected life of the options of ten years.

During October, 2001, the Company granted 50,000 stock options for outside consulting services with an exercise price of $.34, equal to the fair value of the common stock, with a contractual life of ten years and a two year vesting period, 50% at the end of each one year period from the date of grant. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $.34. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 4.57%; zero dividend yield, volatility of the Company's common stock of 222% and an expected life of the options of ten years. An expense of approximately $1,000 is included in general and administrative expense for the year ended December 31, 2001, for the estimated value of options over the period services are to be received.




PAGE-17-




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

   Pro forma net loss available to   $(2,399,000)
   common stockholders

   Pro forma basic and diluted loss       ($0.11)
   per share

As of December 31, 2001, the Company has reserved 5,791,000 shares of its common stock for issuance upon exercise of stock options and warrants.


NOTE G - INCOME TAXES

The significant components of the Company's deferred tax asset as of December 31, 2001 are as follows:

   Deferred income tax assets:
    Net operating losses              $1,525,000
   carryforwards
    Deferred compensation
                                         576,000
    Other
                                          17,000
                                      ------------

                                       2,118,000

    Valuation allowance
                                      (2,118,000)
                                      ------------

    Net deferred tax asset            $        0
                                      ============

The significant components of the provision for income taxes for the years ended December 31, 2001 and 2000 are as follows:

                                        2001       2000
                                   -----------  ------------
   Deferred:
    Federal                        $ (580,000)  $ (704,000)
    State
                                     (109,000)    (132,000)
    Change in valuation allowance
                                      689,000      836,000
                                   -----------  ------------
     Total deferred income taxes      $     0   $        0
                                   ===========  ============

As of December 31, 2001, the Company has net operating loss carryforwards of approximately $4,017,000 for federal income tax purposes, which expire through 2021. In the event of potential future ownership changes, Internal Revenue Code
Section 382 limits the amount of such net operating loss carryforward available to offset future taxable income.




PAGE-18-




NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001


NOTE G - INCOME TAXES  (CONTINUED)

The difference between the statutory federal income tax rate on the Company's pre-tax loss and the Company's effective income tax rate is summarized as follows:

                                       2001     2000
                                      -------  -------
   Statutory federal income tax rate  (34.0%)  (34.0%)
   Increase in valuation allowance     34.0%    31.0%
   Other                                  0%     3.0%
                                      -------  -------
   Effective income tax rate              0%       0%
                                      =======  =======

NOTE H - RELATED PARTY TRANSACTIONS

Officer advances:

Represents advances to the Chief Executive Officer who is a principal stockholder of the Company which bears interest at 7% per annum. During 2001, repayments of $25,000 were made by the principal stockholder which was offset by advances of $4,000 plus interest earned but not paid of $3,000. The amount is to be repaid by December 31, 2002

Management Services:

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

NOTE I - COMMITMENTS

Leases:

The Company leases office space, equipment and an automobile under operating leases. Future minimum lease payments as of December 31, 2001 are as follows:
   Year Ending
   December 31,

    2002                              $146,000
    2003                               121,000
    2004                                70,000


Rent expense for the years ended December 31, 2001 and 2000 amounted to $272,000 and $165,000, respectively.




PAGE-19-




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

   Sales                              $1,584,000
   Net loss                           (2,297,000)
   Loss per share                           (.11)


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




PAGE-20-




NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001


NOTE M - REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on separate legal entities. NMS derives revenues from the development and marketing proprietary internet technology-based software and WKI provides data maintenance services related to NMS digital asset management system. Information related to the Company's reportable segments for 2001 is as follows:

                                      Working
                            NMS       Knowledge, Inc.       Total
                         ----------  -----------------   ------------
   Revenue                $975,000    $ 304,000           $1,279,000

   Cost of services        458,000       29,000              487,000
   General and           2,453,000      270,000            2,723,000
   administrative
   Research and            279,000                           279,000
   development

   Operating (loss)     (2,215,000)       5,000           (2,210,000)
   income

   Total assets         $1,315,000    $ 156,000           $1,471,000


WKI revenue consists primarily of software maintenance and scanning services.

A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

   Segments' operating loss  $(2,210,000)
   Other income (expense)        (30,000)
                               -----------
   Consolidated net          $(2,240,000)
   loss/comprehensive loss     ===========

Prior  to  acquisition of Working Knowledge, Inc., in  April
2000, the Company operated within one business segment.

Amortization  and depreciation expense amounted  to  $79,000 and $25,000 for NMS and WKI, respectively. Also, total fixed asset additions amounted to $ 345,000 and 0 for NMS and WKI, respectively.


NOTE N - CONTINGENCY

A former employee has threatened to bring a claim against the Company for breach of an alleged oral contract. As of the filing of this 10-KSB no claim has been filed. The Company believes there is no merit to the allegations and intends to vigorously defend against any claims.


NOTE O - SUBSEQUENT EVENTS

Fixed Assets:

The Company had included in its fixed assets at December 31, 2001, approximately $350,000 worth of equipment pursuant to a joint-venture development agreement with Sony Medical, Inc. (Sony). During September 2002, the Company mutually agreed with Sony to terminate its agreement and returned the equipment without recourse.




PAGE-21-




NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001


NOTE O - SUBSEQUENT EVENTS  (CONTINUED)


Outstanding Payroll Taxes:

The Company has unpaid Federal and State payroll taxes totaling $145,827 as of December 31, 2002. No action has been taken by the Company or the Internal Revenue Service to negotiate payment terms, and no plan for repayment has been determined by the Company.

Note Payable:

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

Capital Transactions:

Common Stock
The Company compensated its employees in the form of the Company's common stock in lieu of payroll. A total of 338,641 shares of the Company's common stock were issued to the employees, and approximately $104,000 was included in the statement of operations for the year ended December 31, 2002.

The Company issued 309,408 shares of common stock for legal and consulting services during the year ended December 31, 2002. Approximately $87,000 of expense is included in the statement of operations for the year ended December 31, 2002.

The Company issued 260,947 shares of common stock to various individuals related to the Company for compensation valued at approximately $82,000 and cash totaling $2,000 during the year ended December 31, 2002. Approximately $82,000 of related party expense is included in the statement of operations for the year ended December 31, 2002.

The Company issued 1,616,545 shares of common stock to various accredited individuals pursuant to stock offerings under Rule 506, Regulation D of the Securities Act of 1933, for cash totaling $166,120 during the year ended December 31, 2002.

Warrants
In September 2002, the Company issued 1,346,545 warrants in conjunction with the sale of 1,346,545 shares of common stock at the rate of one warrant for each common share. The warrants have an exercise price of $0.21 per share and a seven year contractual life from date of issuance. The fair value of the warrants has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these warrants was $0.17. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 4.05%, zero dividend yield, volatility of the Company's common stock of 122% and an expected life of the warrants of seven years. Approximately $2,000 of expense was included in the statement of operations for the year ended December 31, 2002.




PAGE-22-




NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001


NOTE O - SUBSEQUENT EVENTS  (CONTINUED)


Stock Options
During January 2002, the Company granted 53,000 stock options to employees with an exercise price of $.34, equal to the fair value of the common stock, with a contractual life of ten years and a two year vesting period, 50% at the end of each one year period from the date of grant. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $.34. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 5.04%, zero dividend yield, volatility of the Company's common stock of 122% and an expected life of the options of ten years.

During January 2002, the Company granted 3,000 stock options for outside consulting services with an exercise price of $.34, equal to the fair value of the common stock, with a contractual life of ten years and a two year vesting period, 50% at the end of each one year period from the date of grant. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $.34. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 5.04%, zero dividend yield, volatility of the Company's common stock of 122% and an expected life of the options of ten years.


During February 2002, the Company granted 200,000 stock options to an employee with an exercise price of $.34, equal to the fair value of the common stock, with a contractual life of ten years and a two year vesting period, 50% at the end of each one year period from the date of grant. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $.34. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 4.91%, zero dividend yield, volatility of the Company's common stock of 122% and an expected life of the options of ten years.

During August 2002, the Company granted 103,125 stock options to an employee with an exercise price of $0.17, equal to the fair value of the common stock, with a contractual life of ten years and a 21 month vesting period. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $0.16. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 4.42%, zero dividend yield, volatility of the Company's common stock of 122%, and an expected life of the options of ten years.

Contingencies:

During the year ended December 31, 2002, the Company accumulated debt totaling $55,000 in line charges with Sprint. The Company was also owed commissions in connection with its contract with Sprint as a Sprint Data Partner. The Company and Sprint have agreed in principle to apply the outstanding commissions to the debt thereby reducing the debt from $55,000 to $16,000. The Company expects to pay the $16,000 during the first six months of 2003.

During the year ended December 31, 2002, the Company was in dispute with Sun Microsystems, Inc. (Sun) over the terms of equipment leased from Sun whereby the Company continued to make lease payments and failed to notify Sun past the lease termination date during 2002. The Company ceased making payments in October 2002 until the matter was resolved. Sun is pursuing collection of payments it considers in arrears totaling $18,000. The Company claims that the missed termination date is a technicality, and that it has overpaid Sun by $50,000. The Company intends to return the equipment to Sun as settlement in full, and does not consider this to impair its ability to continue servicing its customer base.




PAGE-23-






                            PART III
ITEM 13.     EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this Report:

     Item No.  Description

     23        Consent of Beckstead and Watts, LLP


                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NMXS.COM, Inc.


Date: February 12, 2003            By /s/ Richard Govatski
                                      --------------------
                                      Richard Govatski,
                                      President and Chief
                                      Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacitates and on the dates indicated.


Date: February 12, 2003               /s/ Richard Govatski
                                      --------------------
                                       Richard Govatski,
                                       Director


Date: February 12, 2003               /s/ John Handley
                                      --------------------
                                       John Handley,
                                       Director



Date: February 12, 2003               /s/ Teresa Dickey
                                      --------------------
                                       Teresa Dickey,
                                       Director and
                                       Principal Financial
                                       Officer





PAGE-24-