Form 10KSB
period 2002-12-31
NMXS COM  INC
filed 2003-04-16
CIK 1101865

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-KSB

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. N/A

The issuer's revenues for the fiscal year ended December 31, 2002, were $1,658,000.

The aggregate market value of common stock held by non-affiliates of the issuer as of April 10, 2003, was $1,706,818, based upon the average bid and asked price on such date for the 20,080,213 common shares held by non-affiliates.

The number of shares outstanding of the issuer's common stock as of April 10, 2003, was 25,388,276.

Documents Incorporated by Reference:  None

                             TABLE OF CONTENTS

                                  PART I

Item 1.   Description of Business. . . . . . . . . . . . . . . . . . . . 5
Item 2.   Description of Property. . . . . . . . . . . . . . . . . . . . 14
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 14
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . 15

                                 PART II

Item 5.   Market for Common Equity and Related Stockholder Matters . . . 15
Item 6.   Management's Discussion and Analysis . . . . . . . . . . . . . 17
Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . . . 24
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . 44

                                PART III

Item 9.   Directors and Executive Officers of the Registrant . . . . . . 44
Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . 45
Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters. . . . . . . . . . . . . . .   47
Item 12.  Certain Relationships and Related Transactions . . . . . . . . 49
Item 13.  Exhibits, List and Reports on Form 8-K . . . . . . . . . . . . 51
Item 14   Controls and Procedures. . . . . . . . . . . . . . . . . . . . 52



                        Forward-Looking Statements

     This Form 10-KSB, including the section entitled "Management's Discussion and Analysis," contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include our present expectations or beliefs concerning future events. We caution readers that such statements are necessarily based on certain assumptions, which are subject to risks and uncertainties that could cause actual results to materially differ from those contained in these forward-looking statements. Such forward-looking statements may include, without limitation, statements that we do not expect that lawsuits, commitments, including future contractual obligations, contingent liabilities, financing availability, or other matters will have a material adverse effect on our consolidated financial condition, statements concerning future capital needs and sources of such capital funding, future growth potential of our business, performance of our products, other similar expressions concerning matters that are not historical facts, and projections relating to our financial results.

We caution readers that such statements are necessarily based on certain assumptions, which are subject to risks and uncertainties that could cause actual results to materially differ from those contained in these forward-looking statements. Important factors that could cause such differences include, but are not limited to, rapid changes in technology relating to the Internet; the continued growth and use of the Internet; changes in government regulations; changes in our business strategies; market acceptance of our products; difficulty recruiting and retaining staff of sufficient technical caliber to provide adequate and on-going customer support and product maintenance and development; failure to successfully market our products; and catastrophic and universal hardware failure.

     As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price.

     Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date hereof. We undertake no obligation to publicly release revisions to these forward-looking statements that reflect events or circumstances after the date hereof or reflect the occurrence of unanticipated events.

                                  PART I

                     ITEM 1.  DESCRIPTION OF BUSINESS

Our History and Background

     We were originally incorporated under the laws of the State of Utah on August 12, 1983, under the name "Raddatz Exploration, Inc." The name was changed to "Renaissance Guild, Inc." on February 16, 1984, and to "C.O.N.S.E.R.V.E Corporation" on October 3, 1985. On April 28, 1997, we changed domicile to the State of Delaware by merging into a Delaware corporation incorporated on October 14, 1980, under the name "Costs of Owning the Newest Systems of Energy Reduction are Virtually Eliminated, Inc." The name was changed to "Conserve, Inc." on May 11, 1999. On August 3, 1999, our corporate name was changed to "NMXS.com, Inc."

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

     In addition to the products we have developed based on our technology, we have cooperative agreements with other vendors to either incorporate their products with our product, or offer their products as an additional feature. For instance, we cooperate with manufacturers like Toshiba with whom we sell our software pre-loaded on their hardware.

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

     During the years ended December 31, 2002 and 2001, our research and development costs were $176,000 and $279,000, respectively, none of the costs of which were borne directly by our customers.

Working Knowledge

     Working Knowledge, Inc. provides services that are necessary to prepare, enter, and maintain the customer's data on our image management system. These include web design, database development, image scanning, asset uploading, and database support. In addition, Working Knowledge is able to serve the customer by utilizing the stored images to produce compact discs, digital prints, and large poster formats. These complementary services allow us to complete our cycle of comprehensive image management.

Marketing

     Our primary sales and marketing efforts have been to develop alliances with large companies that help to bring our products to market using their sales forces and distribution channels. Our marketing focus has been in three principal fields. Approximately 80% of our clients have been in the entertainment industry, approximately 10% have been in the medical field, and approximately 10% have been government agencies

*    Medical AssetWare

     New Mexico Software is developing many new products for medical asset management, including products from our core technology to new products from our strategic partner, BOSS. Boss is an application service provider which is developing an Internet based accounting system. We are combining their technology with our AssetWare digital asset management system. Together we are integrating products like Smart Doctor which manages patient record files, MagZoom, and accounting, patient rights management, and HIPAA compliant medical applications.

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

     Our technology permits the information to be stored on a specially built server called a NAS (Network Appliance Server), which has as its core technology our AssetWare built into the server.

*    Entertainment Industry; Television, Movie Studios, and Ad Agencies

     We also provide digital asset management to the Hollywood entertainment studios. New Mexico Software provides software solutions for the management of large volumes of media of digital material sent over the Internet. These digital files include database management of graphic images, animation sequences, video clips, audio recordings, text, television program material, and educational films.

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

*    Government

     We also work with many government agencies and have developed for them an asset sharing multiple database technology that allows assets from different agencies to share information. Our technology permits agencies to upload one record for all divisions, which we believe would save money for the agency by eliminating duplication of the same file(s) by different divisions.

Customers

     During the year ended December 31, 2002, we were dependent upon a small number of clients. Three of these clients accounted for approximately 67% of our gross revenues. Due to the nature of our business, we will continue to deal with a relatively small number of customers. However, we are working to expand our products and sales volume, and we anticipate that our reliance on any one or two customers will decrease.

Our Intellectual Properties

     We have several proprietary aspects to our software that we believe make our products unique and desirable in the marketplace. Consequently, we regard protection of the proprietary elements of our products to be of paramount importance and we attempt to protect them by relying on trademark, service mark, trade dress, copyright and trade secret laws, and restrictions on disclosure and transferring of title. We have entered into confidentiality and non-disclosure agreements with our employees and contractors in order to limit access to, and disclosure of, our proprietary information. There can be no assurance that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies.

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

     An important development in the sales and marketing of our products occurred in 2002. In May, 2002 we started a new relationship with an existing customer, Toshiba America Information Systems. Toshiba and New Mexico Software are now marketing a product called the Digital Filing Cabinet. Originally, the product was to be called DoorS for which we had applied for a trademark. The trademark was granted in January 2003. However, it was later learned that a Swedish company, Telelogic, had used the name in commerce since 1993 for a type of software used by programmers. Although the name probably would not be a conflict for either of the two companies, it was decided that New Mexico Software would withdraw our use of the name, DoorS.

     A Digital Filing Cabinet organizes, searches, retrieves, displays, archives and distributes digital content from a central repository.
Further, it converts analog and digital files to all digital. It uses the Linux based operating system. The software handles photographs and images, email, electronic files, and paper documents. It includes a web server, database, firewall and search engine. The product receives faxes in digital and searchable Adobe PDF format. It can scan documents from high speed Fujitsu document scanners. Like AssetWare Professional version, the Digital Filing Cabinet can e-mail customized collection baskets of unlimited size - sending recipients a link and not an attachment. It also provides instantaneous distribution which reduces the cost of over-night courier services.

     Additional features which are provided to the user of the Digital Filing Cabinet are:

     *    Fax and Scan documents into the database.
     * Copy documents into the database with a network-enabled copier. (Toshiba, Canon, Kyocera, Sharp)
     * Documents are automatically converted to Adobe PDF and scanned with New Mexico Software OCR technology.
     *    Document conversion from PDF to Word and Word to PDF.
     * Improved search engine; quick search and Boolean search; and search entire database or search specific folders.
     * Locate a document: type into the search field a keyword, name or invoice number off the document and that document is instantly retrieved and displayed.
     * Users are assigned to groups, groups are given certain permissions (viewing, downloading, and emailing) and assigned to catalogs.
     *    Easy to set-up and user friendly.
     *    Upload and download original files of any size.

     * Creates a Web site automatically with the customer simply providing the content.
     *    Creates thumbnails for all office file types.
     *    Ships with Open Office Suite and compatible with Microsoft Office
          2003.
     * Strong control environment and permission structure allows administrators to decide who has access to what content.
     *    Version control.
     *    Full Text Indexing for Office documents.
     * Master/slave software to use multiple servers for backup on different IP addresses and different networks at different locations (requires second license). Ideal for disaster recovery programs.
     *    CD or DVD archiving. (In Beta)
     *    Search within CD or DVD without the need for a server connection.
          (In Beta)
     * Search indexed words within PDF documents for content on the Internet or after downloaded. Print specific page from search page.
     * Enhanced MagZoom. Cinemascope Loupe technology for reading documents and images.
     *    Scan preview of pages coming into the copier queue.
     *    Scan to a selected file folder.
     * Create barcode templates for each directory and use separator pages to scan to the directory or sub-directory in which the documents belong.
     * New Folder creation for ordinary users. Non administrative users can upload or delete files if given permissions.
     *    Turn OCR on/off.  Turn Version Control on/off.
     *    Backup software for Exabyte Tape Backup Systems.

     The program with Toshiba includes marketing funds, joint marketing and sales programs, trade show exposure, and an advertising program in Forbes Magazine and Forbes.com. The Forbes advertising program is being funded in part by Toshiba and the majority of the program is funded by sales of our software. The program has been prepaid to Forbes magazine with the first advertisements already appearing on Forbes.com and the magazine advertisements will start with one half page four color pages in the May or June 2003 issues. They will continue for several months to help build exposure for the program.

     Another marketing effort was started with ITMC. IT Marketing Corporation is located in Austin, Texas. New Mexico Software is working with ITMC to distribute products built by Toshiba and New Mexico Software. In addition they are providing telemarketing assistance to help build the reseller distribution channel which will support the sales of the Toshiba/New Mexico Software Digital Filing Cabinet.

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

     Other, better financed companies may be developing similar products as ours which could compete with our products. Such competition could materially adversely affect our financial condition. Although we have been established for eight years, our initial product was not marketed until 1998. There may exist better-capitalized companies on a parallel development path with similar products addressing our target markets.
While the Internet technology marketplace is extremely competitive, we have anticipated a first-to-market advantage with our products. However, other highly capitalized companies that have recognized the absence of digital image management products could overwhelm our first-to-market advantage with expensive and expansive media blitzes that create the perception of a dominant market presence and/or superior products. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations, and financial condition will be materially and adversely affected.

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

Copyrights and Trademarks

     We have four copyright registrations, one which was effective June 18, 2001, and three federal trademark applications which were filed in January 2000. The copyright is for our

MagZoom product. Three additional trademarks were granted in 2002 and they are: for the names "AssetWare," "Real Time Real Organized Real Simple," and "The Look and Feel of e-Commerce."

Employees

     As of April 10, 2003, we had 13 employees, including 7 in systems engineering and quality assurance; 4 in administration and sales; and 2 in scanning and site development. We offer and share in the cost of health and dental insurance. A stock option plan and a stock issuance plan for employees and others were adopted on August 3, 1999, and July 27, 2001, respectively. The competition for qualified personnel in our industry and geographic location is intense, and there can be no assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct our business in the future. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good. From time to time, we also utilize services of independent contractors for specific projects or to support our research and development effort.

                     ITEM 2.  DESCRIPTION OF PROPERTY

     We lease a 6,002 square foot facility in Albuquerque, New Mexico, at a cost of approximately $8,253 per month, increasing to approximately $8,503 beginning August 1, 2003. The lease expires approximately July 31, 2004. The facility provides both administration and engineering offices. It is in close proximity to the location of the servers, and the two locations are networked together by fiber optics. The current space provides adequate room for expansion. It also contains an advanced telephone system which will provide the capability needed to provide adequate customer telephone support.

     We have also leased approximately 1,200 square feet of office space in Santa Monica, California, to house the Working Knowledge, Inc. operations. The lease term commenced June 8, 2000, and expires on June 8, 2003.
Current monthly lease payments are $3,337. We intend to renew this lease prior to termination. If we are unable to renew the lease with terms satisfactory to us, we believe similar space would be available at comparable rates.

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

     Nevertheless, we are delinquent in payment to a number of service or product providers, any one of which could institute legal proceedings against us in the future. In particular, we are in a dispute with Sun Microsystems, Inc. This dispute involves computer equipment previously used by us. The term on the lease of the equipment expired in 2002. Sun claims that we owed them $18,000 at December 31, 2002, plus approximately $7,000 per month for lease payments, and we claim that the lease expired and we over-paid Sun by $50,000. Management is actively working with Sun and the other creditors to settle the amounts owed or negotiate more favorable payment terms. There is no assurance that management will be successful in settling these accounts or renegotiating payment terms. If we are unsuccessful in doing so, the enforcement of collection of the amounts owed could have a material negative impact on our business.

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during the fourth quarter ended December 31, 2002.


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

                         Quarter   High      Low
     FISCAL YEAR ENDED
     DECEMBER 31, 2001   First     $1.00     $0.28
                         Second    $0.93     $0.15
                         Third     $0.65     $0.45
                         Fourth    $0.50     $0.26

     FISCAL YEAR ENDED
     DECEMBER 31, 2002   First     $0.40     $0.32
                         Second    $0.50     $0.20
                         Third     $0.26     $0.17
                         Fourth    $0.23     $0.17

     FISCAL YEAR ENDING
     DECEMBER 31, 2003   First     $0.19     $0.05

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

Shareholders

     As of April 10, 2003, there were 356 holders of record of our common shares. Such number of record owners was determined from our shareholders' records maintained by our transfer agent and does not include beneficial owners of our common stock held in the name of various security holders, dealers and clearing agencies.

Dividends

     We did not declare any cash dividends on our common stock during the years ended December 31, 2002 and 2001. We have no plans to pay any dividends to the holders of our common stock.

Sales of Unregistered Securities

     During the fourth quarter ended December 31, 2002, the following securities were sold by us without registering the securities under the Securities Act:

 * In October 2002 we issued 300,000 shares of common stock to twenty investors, nine of whom were accredited, for gross proceeds of $20,000. The shares were offered to persons who attended our open house held on October 4, 2002. The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Rule 506 of Regulation D. Each of the investors received a term sheet containing the same type of information which would have been included in a prospectus. Each of the investors acknowledged the investment nature of the securities issued and consented to the imposition of restrictive legends upon the certificates evidencing the shares and the warrants. The investors did not enter into the transaction as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each investor was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance.

               ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

     We are a leading provider of digital asset management solutions. We provide full ASP services for content owners to better manage the digital lifecycle of intellectual property which includes digitizing, encoding, storing, managing, licensing, and distributing digital files in government, medical, entertainment, and IT markets. Our core product, AssetWare, is an enterprise-level platform that manages digital assets, which is anything digital that a company or organization would consider an asset. It manages assets by creating catalogs, or groups of assets, catalog hierarchies, users, user groups, and user permissions. The assets are managed by our database that maintains both the membership of the asset in a catalog, or catalogs, and information about the asset. AssetWare's main user interface is a web browser, which makes it accessible and more intuitive to a greater number of users. AssetWare can be run on Solaris, IBM, Windows, or Linux operating systems.

     During third quarter of 2002 our engineers upgraded our customized technology which will permit the installation of a high-speed 6Ghz "Triage" data cluster. This will provide increased speed, redundancy, failover capability, and load balancing to our AssetWare enterprise database. The new system will also help balance image and data processing server side loads. Management believes this upgrade is a normal part of the business of the company and will allow us to remain competitive in this industry.
We have begun offering this upgrade to its software. However, management is unable to assess the specific effect, if any, this new technology will have on our business or on future revenue generated from the sale of the AssetWare software.

     AssetWare is offered in a number of configurations, including the following: AssetWare-hosted model; AssetWare-licensed model; AssetWare-E-commerce module; AssetWare-For Kiosks; AssetWare-Workgroup; AssetWare-Rapid Deployment; AssetWare-For Government; and AssetWare-Source Code API. We also now offer two lower-end versions of AssetWare called Digital Filing Cabinet to smaller users providing a concurrent user system for from 25 to 100 concurrent users.

     During third quarter of 2002, we finalized the arrangements to preload our Linux-based Digital Filing Cabinet software, formerly available only on our AssetWare enterprise software, on Toshiba's Magnia SG20 and Z series servers. Management believes this arrangement is designed to appeal to small business and consumers who desire to organize, store, find, and manage information at a reasonable cost. Management is unable to determine at this time the effect, if any, this will have on our business.

     Through the third quarter of 2001 our focus was on research and development and testing of our software. Beginning in the fourth quarter of 2001 we commenced production and marketing of the Digital Filing Cabinet. Although we continue to perform research and development, these activities are currently limited to upgrading the existing product, creating new features requested by clients, and matching the product to various OEM hardware. Also, since the core product is now available for mass distribution, we intend to reduce the amount of custom programming previously performed and focus on marketing our core products.

     We presently realizes revenues from four primary sources:
(i) software maintenance; (ii) custom programming; (iii) license fees; and
(iv) scanning and related services. Two of these revenue streams, license fees and software maintenance, are directly related. With each sale of our products, the end user enters into a license agreement for which an initial license fee is paid. The license agreement also provides that in order to continue the license, the licensee must pay an annual software maintenance fee for which the party receives access to product upgrades and bug fixes or product patches. Management is in the process of standardizing the license fees on its products and also establishing a standard maintenance fee based on a fixed percentage of the initial license fee. In the past, license and maintenance fees were established on an individual client basis. We are currently in the second year of several of these initial license agreements which accounts for the increase in revenue generated from software maintenance. Management anticipates that this source of revenue will continue to increase as more products are sold. During the initial stage of product development, we focused more on custom programming for clients and, with the completion of our core product, will perform less customized services, which could result in a continued decline in this source of revenue. Scanning services are performed by Working Knowledge at its site in Santa Monica, California. With management's focus on marketing our core products, less attention has been devoted to developing this segment of our business. Management anticipates that these services will be reserved in the future primarily for customers of our core products, although revenue could be generated from unsolicited customers.

     Cost of services consist primarily of engineering salaries and supplies, and compensation-related expenses, as well as hardware purchases and equipment rental. General and administrative expenses consist primarily of salaries and benefits of personnel responsible for business development and operating activities, and include corporate overhead expenses. Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including acquisitions, administrative, and reporting responsibilities. We record these expenses when incurred.

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that there are no critical accounting policies which would have a material impact on our financial presentation.

     Notwithstanding the foregoing, we recognize revenue from sales of proprietary software which do not require further commitment from us upon shipment. During 2002 we shipped software under a contract with Physicians Telehealth Network ("PTN") and recognized $500,000 in license fees from the sale. The agreement with PTN provides for the licensing of the technology for $500,000, which amount was recorded as income during 2002; however, as of the date of filing this report, none of the proceeds from this sale had been received from PTN.

Year Ended December 31, 2002, Compared to Year Ended December 31, 2001

     A summary of operating results for the years ended December 31, 2002 and 2001 is as follows:

                                         2002                     2001
                                ----------------------   ----------------------
                                                % of                     % of
                                   Amount      Revenue      Amount      Revenue
                                ------------   -------   ------------   -------
     Revenues                   $  1,658,000     100%    $  1,279,000     100%
     Cost of services                527,000    31.8%         487,000    38.1%
                                 -----------              -----------
     Gross profit                  1,131,000    68.2%         792,000    61.9%
                                 -----------              -----------
     General & administrative      1,386,000    83.6%       2,723,000   212.9%
     Research & development          176,000    10.6%         279,000    21.8%
     Impairment of goodwill           22,000     1.3%            -        -
                                 -----------              -----------
                                   1,584,000    95.5%       3,002,000   234.7%
                                 -----------              -----------
     Other income (expense)          (69,000)   (4.2)%        (30,000)   (2.3)%
                                 -----------              -----------
     Net income (loss)          $   (522,000)  (31.5)%   $ (2,240,000) (175.1)%
                                 ===========              ===========

                                    2002                     2001
                                 ----------               ----------
     Earnings (loss) per share:   $ (0.02)                 $ (0.10)

     Revenues. Total revenues increased 29.6%, or $379,000, for the year ended December 31, 2002, as compared to the same period in the prior year (the "comparable prior year period"). These revenues were generated from the following four revenue streams:

 * Revenues generated by software maintenance increased 163%, or $653,000, for the year ended December 31, 2002, as compared to the comparable prior year period. This increase is attributable to the increase in the number of license agreements with continuing annual maintenance fee provisions. This increase was also due in part to a single contract with Physicians Telehealth Network (PTN) from which we recognized revenue of $500,000 in license fees during the first half of this year. The agreement with PTN provides for the licensing of the technology for $500,000, which amount was booked as revenue in the first half of this year. The agreement, dated June 15, 2002, called for a down payment by PTN of $25,000 and the balance in 90 days. Neither the down payment nor any of the balance has been paid by PTN. In February, 2003 PTN assets were acquired by a group of investors headed by Kurt Grossman. PTN assets, including contract rights, trade secrets, and intellectual property, have been acquired by a new corporation named Doctors Telehealth Network (DTN). DTN also assumed the obligation to pay the $500,000 under the original PTN agreement. PTN was unable to fulfill its original contract with New Mexico Software and this significantly delayed the deployment of their network. Mr. Grossman, also an investor in our company, reconfirmed his intention to work with New Mexico Software to develop the latest generation of AssetWare Medical for DTN. Prior to year-end, we had booked the $500,000 as license fee revenue. Support, maintenance, and development costs related to this contract are estimated at $500,000 and will be governed by a separate agreement, which management hopes to complete during the first half of 2003. Management anticipates that revenues in this category will continue to increase, although there is no assurance that they will increase at the current rate.

 * Custom programming revenue decreased 73%, or $287,000, for the year ended December 31, 2002, as compared to the comparable prior year period. This decrease was primarily due to a shift from providing customized software services to marketing of developed software products. Management anticipates that the decrease in revenue from custom programming will continue.

 * Revenues generated by license fees decreased 44.2%, or $138,000, for the year ended December 31, 2002, as compared to the comparable prior year period. This decrease is primarily attributable to the fact that we did not enter into any new significant licenses during the year. The renewal fees under our license agreements are substantially lower than the initial license fee paid when the license is first entered into with the client. We anticipate in the future that sales of licenses will be static but will be broader to a larger customer base.

 * Revenue generated by scanning services decreased 46.4%, or $65,000, for the year ended December 31, 2002, as compared to the comparable prior year period. Although management anticipates that revenues generated by Working Knowledge will remain consistent or even increase modestly in the future, the services provided by Working Knowledge will generally be limited to our existing or future clients and will not be our primary focus. However, Working Knowledge will continue to accept unsolicited work.

 * Other revenue was generated by commissions from Sprint, consulting services for data base design, and other miscellaneous items. Revenue generated by these other services increased 635% or 216,000, for the year ended December 31, 2002, as compared to the comparable prior year period. The Sprint agreement was terminated by both parties and a settlement of monies owed by both parties was agreed to in late January 2003. The agreement calls for New Mexico Software to make a total of $16,000 in payments to Sprint. Payments will be made over a period of 16 months at the rate of $1,000 per month.

     Cost of Services. Cost of services increased 8.2%, or $40,000, for the year ended December 31, 2002, as compared to the comparable prior year period. Cost of services as a percentage of revenues decreased to 31.8% for the year ended December 31, 2002 from 38.1% for the comparable prior year period. This decrease was primarily due to a decrease in salaries and compensation previously associated with the development of our AssetWare software in the comparable prior year period. During the first year ended December 31, 2002, this product went into production which required less expense. Management believes this current percentage is more indicative of the percentage of costs associated with revenues in the future, but until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

     General and Administrative. General and administrative expenses decreased 49.1%, or $1,337,000, for the year ended December 31, 2002, as compared to the comparable prior year period. This decrease was primarily attributable to the reduction in the number of employees and the change of auditors. General and administrative expenses as a percentage of revenues were 83.6% for the year ended December 31, 2002, as compared to 212.9% for the comparable prior year period. Management believes this current percentage is more indicative of the percentage of general and administrative costs associated with revenues in the future, but until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

     Research and Development. Research and development expenses decreased 36.9%, or $103,000, for the year ended December 31, 2002, as compared to the comparable prior year period. This decrease was primarily due to the completion of the development of our core software products during the last quarter of 2001 and the refocusing of research and development to upgrading the existing products to remain competitive in the industry.

     Other Income. Interest income decreased 80%, or $4,000, for the year ended December 31, 2002, as compared to the comparable prior year period. Interest expense increased 28.6%, or $10,000, for the year ended December 31, 2002, as compared to the comparable year period.

The increase in interest income was attributable to the increase in the interest expense due to additional promissory notes sold by us. The loss on disposal of fixed assets was attributable to the return of the Sony Petasite equipment. This equipment had been sold to us by Sony for a custom project which was completed during the period. Although Sony had invoiced us for the equipment, the invoice had not been paid, so that with the return of the equipment, we realized no additional cash. Rather it received a credit on the invoice, less a restocking fee and other costs charged by Sony and nominal transportation expenses.

Liquidity and Capital Resources

     Our negative cash flow continues to be of concern to management. As discussed below, we suffer from a lack of available cash to meet our continuing operating requirements. Amounts due a number of suppliers for services and products remain delinquent which may cause these parties to seek legal action against us to collect delinquent accounts. At December 31, 2002, we had trade accounts payable in the amount of $307,401, of which $67,179 were current, $18,182 were between 31 and 60 days delinquent, $5,992 were between 61 and 90 days delinquent, and $211,212 were over ninety days delinquent. The four largest creditors include our former auditor ($91,255), Sprint Data Services ($14,000), another former auditor ($11,878.00), and legal counsel ($8,605). Management continues to work with our creditors and to seek additional sources of capital, but there is no assurance that it will be successful, or that additional capital can be obtained at rates or terms favorable to us. We also continue to accrue the salary of the president, which at December 31, 2002, was an aggregate of $109,003. Payroll taxes due at December 31, 2002, were $145,827, excluding penalties and interest. Our inability to pay or settle these obligations, especially the amount due to the IRS, could have a material negative impact on our business and could affect our ability to continue as a going concern.

     Accounts receivable increased from $469,000 in 2001 to $643,000. Of the total increase, $500,000 is due to the receivable from PTN. Taking into account this single account receivable, receivables have decreased significantly from last year. Management believes this is due to better collection methods initiated during the year and the completion of more projects.

     Operating activities generated $76,000 of cash for the year ended December 31, 2002, as compared to operating activities using $321,000 of cash for the comparable prior year period. The decrease in the use of cash was primarily due to lower operating expenses and decreased salaries, some of which was a result of completing much of the development stage of the AssetWare product, and in a significant increase in accounts payable and accrued expenses. There was a significant decrease in deferred revenue from hosting activities provided by a change in sales methodology where sales of licenses are immediately included in revenue instead of a term contract over a period of time which required deferral of revenue. In addition, because we did not have access to available cash for payroll during the period, we paid employee salaries and outside consulting fees with equity based compensation.

     Investing activities used $354,000 of cash for the year ended December 31, 2002, as compared to $49,000 for the comparable prior year period. The increase in the cash used for investing activities for the year ended December 31, 2002, was primarily attributable to the disposal of the Sony Petasite equipment.

     Financing activities provided $260,000 in cash for the year ended December 31, 2002, as compared to financing activities providing $413,000 for the comparable prior year period. The decrease in cash provided by financing activities was primarily attributable to a reduction in funds borrowed by us. Of the cash provided by financing activities for the year ended December 31, 2002, $63,000 of the total amount was attributable to loans from two individuals who are acquaintances of management. On April 23, 2002, we issued a one year convertible promissory note to one of these individuals for $50,000 with a fixed sum of interest of $5,000. The note is convertible into shares of common stock at the rate of one share for each $0.25 of principal and imputed interest due on the conversion date. The remaining $13,000 was advanced to us without a promissory note and is deemed due on demand. Also, $148,000 was attributable to net proceeds from a private stock offering of shares of common stock and Series D warrants. In September 2002 we issued 1,346,545 shares of common stock and 1,346,545 Series D Warrants for gross proceeds of $148,120. The Series D Warrants are exercisable at $0.21 per share at any time prior to July 22, 2009. In October 2002 we issued 300,000 shares of common stock to twenty investors for gross proceeds of $20,000.We also reduced the amount due on our line of credit during this period by $50,000. Also during the year we used the proceeds of a certificate of deposit used as security on a loan from Bank of the West to retire the loan.

     Management anticipates that our primary uses of capital in the future periods will be allocated to satisfy delinquent obligations and for working capital purposes. Our business strategy is to achieve growth internally through continued sale of licenses for our AssetWare products, and maintenance of these licenses, and externally through the sale of potentially dilutive securities. We may also continue to incur debt as needed to meet our operating needs. In addition, we may be forced to issue additional equity compensation to employees and outside consultants to meet payroll and pay for needed legal and other services.

     At December 31, 2002, we had an outstanding balance on a line of credit with Los Alamos National Bank which was originally due on July 24, 2002. The outstanding principal amount due at that date was $300,000, plus interest of $10,545. We negotiated a three month extension on the repayment of the outstanding balance of the line of credit by reducing the principal amount of the debt with the payment of $50,000 and the payment of the interest due on July 24, 2002. We were able to negotiate an extension of the amount due on the line of credit until April 24, 2003, by paying $25,000 of the principal amount due and $4,555 in interest due at October 24, 2002. The principal balance due for this line of credit is now $225,000.
We and the bank have negotiated another six month extension by the payment of $25,000 on or before April 24, 2003. Our inability to retire this debt, negotiate an extension of the payment amount and/or date, or obtain an alternative loan would likely have a material negative impact on our business, and could impair our ability to continue operations if the bank foreclosed on the note.

     We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months. Our current commitments consist primarily of lease obligations for office space. There is no assurance that our capital resources are sufficient to meet our present obligations and those to be incurred in the normal course of business for the next twelve months. If we are unable to secure additional sources of capital, or significantly increase revenues from operations, it may not be able to continue operating.

                       ITEM 7.  FINANCIAL STATEMENTS

Beckstead and Watts, LLP
Certified Public Accountants
                                                  3340 Wynn Road, Suite B
                                                      Las Vegas, NV 89102
                                                             702.257.1984
                                                       702.362.0540 (fax)

                       INDEPENDENT AUDITORS' REPORT


Board of Directors
NMXS.com, Inc. and Subsidiaries
Albuquerque, New Mexico

We have audited the Balance Sheets of NMxS.com, Inc. and Subsidiaries (the "Company"), as of December 31, 2002 and 2001, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on my audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that my audit provides a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NMXS.com, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Beckstead and Watts, LLP

February 6, 2003

                              NMXS.com, Inc. and Subsidiaries
                                Consolidated Balance Sheets

                                                                          December 31,
                                                                    -------------------------
                                                                       2002          2001
                                                                    -----------   -----------
Assets

Current assets:
  Cash and equivalents                                              $    39,000   $    57,000
  Restricted cash                                                          -           42,000
  Accounts receivable, net                                              643,000       469,000
  Estimated earnings in excess of billings on uncompleted contract         -           18,000
  Prepaid expenses and other assets                                      42,000        50,000
  Officer advances                                                        1,000        32,000
                                                                    -----------   -----------
     Total current assets                                               725,000       668,000
                                                                    -----------   -----------

Furniture, equipment and improvements, net                              226,000       652,000
Security deposits                                                        39,000        54,000
Goodwill, net                                                            75,000        97,000
                                                                    -----------   -----------
                                                                    $ 1,065,000   $ 1,471,000
                                                                    ===========   ===========

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued expenses                             $   315,000   $   680,000
  Deferred revenue                                                      318,000       424,000
  Notes payable                                                         287,000       337,000
                                                                    -----------   -----------
     Total current liabilities                                          920,000     1,441,000
                                                                    -----------   -----------

Stockholders' equity:
  Preferred stock, $0.001 par value, 500,000 shares
   authorized, no shares issued and outstanding
   as of 12/31/02 and 12/31/01, respectively                               -             -
  Common stock, $0.001 par value, 50,000,000 shares
   authorized, 24,757,726 and 22,116,784 shares issued and
   outstanding as of 12/31/02 and 12/31/01, respectively                 24,000        22,000
  Additional paid-in capital                                          8,185,000     7,550,000
  Retained (deficit)                                                 (8,064,000)   (7,542,000)
                                                                    -----------   -----------
                                                                        145,000        30,000
                                                                    -----------   -----------
                                                                    $ 1,065,000   $ 1,471,000
                                                                    ===========   ===========

The accompanying notes are an integral part of these financial statements.

                         NMXS.com, Inc. and Subsidiaries
                       Consolidated Statements of Operations

                                                              For the years ended
                                                                  December 31,
                                                          ---------------------------
                                                              2002           2001
                                                          ------------   ------------
Revenue
  Software maintenance                                    $  1,053,000   $    400,000
  Custom programming                                           106,000        393,000
  License fees                                                 174,000        312,000
  Scanning services                                             75,000        140,000
  Other                                                        250,000         34,000
                                                          ------------   ------------
                                                             1,658,000      1,279,000
                                                          ------------   ------------

Operating costs and expenses:
  Cost of services                                             527,000        487,000
  General and administrative                                 1,386,000      2,723,000
  Research and development                                     176,000        279,000
  Impairment of goodwill                                        22,000           -
                                                          ------------   ------------
     Total operating costs and expenses                      2,111,000      3,489,000
                                                          ------------   ------------

Net operating (loss)                                          (453,000)    (2,210,000)

Other income (expense):
  Interest income                                                1,000          5,000
  Interest (expense)                                           (45,000)       (35,000)
  (Loss) on disposal of fixed assets                           (25,000)          -
                                                          ------------   ------------
     Total other income (expense)                              (69,000)       (30,000)
                                                          ------------   ------------

Net (loss)                                                $   (522,000)  $ (2,240,000)
                                                          ============   ============

Weighted average number of
 common shares outstanding - basic and fully diluted        23,270,000     21,520,000
                                                          ============   ============

Net (loss) per share - basic and fully diluted            $      (0.02)  $      (0.10)
                                                          ============   ============

The accompanying notes are an integral part of these financial statements.

                                NMXS.com, Inc. and Subsidiaries
                   Consolidated Statements of Changes in Stockholders' Equity

                                  Common Stock        Additional                       Total
                             ----------------------     Paid-in       Retained       Stockholder
                               Shares      Amount       Capital       (Deficit)        Equity
                             ----------   ---------   -----------   -------------   ------------
Balance forward
 December 31, 2000           20,733,836   $  20,000   $ 6,071,000   $ (5,302,000)   $   789,0000

Issuance of shares
previously issuable              75,000                                                     -

Sale of common stock, net       287,500                   115,000                        115,000

Issuance of common stock
for personal guarantee          250,000                   188,000                        188,000

Issuance of common stock
for salaries                     46,396                    22,000                         22,000

Issuance of stock options
for services                                              399,000                        399,000

Issuance of warrants
for services                                              225,000                        225,000

Issuance of common stock
for services                    724,052       2,000       410,000                        412,000

Fair value of services
provided by founder                                       120,000                        120,000

Net (loss)
 For the year ended
 December 31, 2001                                                     (2,240,000)    (2,240,000)
                             ----------   ---------   -----------   -------------   ------------
Balance, December 31, 2001   22,116,784      22,000     7,550,000      (7,542,000)        30,000

Issuance of shares
previously issuable              21,946                                                     -

Issuance of common stock
for salaries                     42,349                    15,000                         15,000

Issuance of common stock
for services                     29,497                   212,000                        212,000

Issuance of common stock
for services                    492,480       1,000        90,000                         91,000

Issuance of common stock
for severance                    34,422                    13,000                         13,000

Issuance of common stock
for salaries                    148,082                    53,000                         53,000

Issuance of common stock
for services                    103,305                    58,000                         58,000

Issuance of common stock
for salaries                    122,316                    27,000                         27,000

Sale of common stock, net     1,346,545       1,000       147,000                        148,000

Sale of common stock, net       300,000                    20,000                         20,000

Net (loss)
 For the year ended
 December 31, 2002                                                       (522,000)      (522,000)
                             ----------   ---------   -----------   -------------   ------------
Balance, December 31, 2002   24,757,726   $  24,000   $ 8,185,000   $  (8,064,000)  $    145,000
                             ==========   =========   ===========   =============   ============

The accompanying notes are an integral part of these financial statements.

                                NMXS.com, Inc. and Subsidiaries
                             Consolidated Statements of Cash Flows

                                                                         For the years ended
                                                                            December 31,
                                                                     ---------------------------
                                                                         2002           2001
                                                                     ------------   ------------
Cash flows from operating activities
Net (loss)                                                           $   (522,000)  $ (2,240,000)
Adjustments to reconcile net (loss) to
  net cash (used) by operating activities:
  Common stock issued for salaries                                        108,000           -
  Common stock issued for services                                        205,000        434,000
  Stock options issued for services                                       156,000        399,000
  Warrants issued for services                                               -           225,000
  Fair value of services provided by founder                                 -           120,000
  Depreciation                                                            100,000        104,000
  Provision for bad debt                                                     -            23,000
  Amortization of goodwill                                                 22,000         30,000
  Amortization of gurantee fee                                               -           176,000
  Loss on disposal of fixed assets                                         25,000           -
Changes in:
  Accounts receivable                                                    (174,000)      (269,000)
  Estimated earnings in excess of billings on uncompleted contracts        18,000        165,000
  Prepaid expenses and other assets                                         8,000         24,000
  Officer advances                                                         31,000         18,000
  Accounts payable and accrued expenses                                   365,000        170,000
  Deferred revenue                                                       (266,000)       300,000
                                                                     ------------   ------------
Net cash (used) by operating activities                                    76,000       (321,000)
                                                                     ------------   ------------

Cash flows from investing activities
  Acquisition of fixed assets                                            (369,000)        (8,000)
  Security deposits                                                        15,000        (41,000)
                                                                     ------------   ------------
Net cash (used) by investing activities                                  (354,000)       (49,000)
                                                                     ------------   ------------


Cash flows from financing activities
  Proceeds from notes payable                                             100,000        350,000
  Repayment of note payable                                               (50,000)       (50,000)
  Net proceeds from the issuance of common stock                         168,0000        115,000
  Restricted cash                                                          42,000         (2,000)
                                                                     ------------   ------------
Net cash provided by financing activities                                 260,000        413,000
                                                                     ------------   ------------

Net increase (decrease) in cash equivalents                               (18,000)        43,000
Cash equivalents - beginning                                               57,000         14,000
                                                                     ------------   ------------
Cash equivalents - ending                                            $     39,000   $     57,000
                                                                     ============   ============

Supplemental disclosures:
  Interest paid                                                      $       -      $     24,000
                                                                     ============   ============
  Income taxes paid                                                  $       -      $       -
                                                                     ============   ============

Non-cash transactions:
  Issuance for a note payable                                        $       -      $    188,000
                                                                     ============   ============
  Number of shares issued for services                                       -           250,000
                                                                     ============   ============

  Obligation for acquisition of fixed assets                                 -           337,000
                                                                     ============   ============

The accompanying notes are an integral part of these financial statements.

                    NMXS.com INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements


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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The Company will continue to require the infusion of capital until operations become profitable. During 2003, the Company anticipates increasing revenues and continuing to monitor their expenses primarily in the area of compensation. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

                    NMXS.com INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements


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

[6] Per share data:

The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock. Weighted average number of shares in 2002 and 2001 also includes 0 and 29,946 shares issuable as of December 31, 2002 and 2001, respectively. The 29,946 shares were issued in March 2002. All potentially dilutive securities have been excluded from the computations since they would be antidilutive, however, these dilutive securities could potentially dilute earnings per share in the future.

[7] Research and development expenses:

Costs of research and development activities are expensed as incurred.

                    NMXS.com INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

[8] Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $15,348 and $21,000 for the years ended December 31, 2002 and 2001, respectively.

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

[11] Software development:

The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs. Technological feasibility is generally achieved upon satisfactory beta test results. Upon achieving technological feasibility, programming costs are capitalized and amortized over the economic useful live which is estimated to be two years. There were no capitalized software development costs as of December 31, 2002 and 2001.

[12] Rental expense:

The Company has recognized the total minimum rental payments due under the lease on a straight-line basis over the lease term. As of December 31, 2001, the Company has a prepaid rent asset of $7,000.

                    NMXS.com INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements


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

Goodwill resulting from the acquisition of Working Knowledge, Inc., accounted for as a purchase, was being amortized on a straight-line basis over 5 years through December 31, 2001. The Company adopted SFAS No. 142 effective January 1, 2002 and as such, will test the goodwill balance for impairment at least on an annual basis. Such analysis will be based upon the expected future cash flows of Working Knowledge, Inc. There was $22,000 and $0 as impairment of goodwill as of December 31, 2002 and 2001.

Amortization of $30,000 has been included in general and administrative expenses for the year ended December 31, 2001.

SFAS 144 supercedes SFAS 121. Management does not expect SFAS 144 to have a material impact on the consolidated financial statements.

NOTE C - RESTRICTED CASH

As of December 31, 2001, the Company renewed a certificate of deposit in the amount of $42,000 to collateralize a note payable. Interest is compounded on a quarterly basis at an annual percentage yield of 3.875%. As of December 31, 2002, there was no restricted cash.

NOTE D - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of December 31, 2002 consisted of the following:

Computers                           $  270,000
Furniture, fixtures and equipment      172,000
Leasehold improvements                  83,000
                                    ----------
                                       525,000
                                    ----------
Accumulated depreciation              (298,000)
                                    ----------
                                       227,000
                                    ==========

NOTE E - NOTE PAYABLE

During January 2001, the Company borrowed $300,000. The loan is collateralized by substantially all of the Company's assets and personally guaranteed by an officer of the Company. Additional collateral was provided by a letter of credit issued by a then unrelated third party (Note F). The letter of credit expired on January 19, 2002. The note was renewed with a due date of July 24, 2002 at a current interest rate of 7%. On July 24, 2002, the Company paid $50,000 of principal and $10,525 of interest. The remaining $250,000 of principal was extended to October 24, 2002 at a current interest rate of 7%. On October 24, 2002 the Company paid $25,000 of principal and $4,555 of interest. The remaining $225,000 of principal was extended until April 24, 2003 at a current interest rate of 7%. As of December 31, 2002, the Company had a balance due of $225,000.

                    NMXS.com INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements


NOTE F - CAPITAL TRANSACTIONS

Common stock:

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

During the year ended December 31, 2002, the Company effected the following stock transactions:

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

                    NMXS.com INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements


NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

Common stock: (continued)

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

In December, the Company sold 300,000 shares of its common stock for $20,000.

Warrants:

In conjunction with the closing of the reverse merger (Note A), the Company declared a distribution of 1,000,000 Series A warrants at the rate of one warrant for each 5.3 common shares held by the stockholders of record as of the beginning of business on August 3, 1999. The warrants have an exercise price of $1.25 per share and a three year contractual life from date of issuance. The warrants are redeemable by the Company for $0.01 per warrant subject to 30 days written notice at any time the closing bid price of the stock equals or exceeds 300% of the exercise price of the warrant for ten consecutive trading days. The warrants became issuable on November 14, 2000, the date the Company's Form SB-2 filing was declared effective. As a result, the Company recorded a warrant dividend valued at $1,153,000, the fair value of the warrants on the effective date. The fair value was estimated using the Black-Scholes pricing model. The following assumptions were used in computing the fair value of the warrant dividend: risk free interest rate of 5.7%, zero dividend yield, volatility of the Company's common stock 218% and an expected life of three years. The warrants were issued on January 25, 2001.

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

                    NMXS.com INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements


NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

Warrants: (continued)

No warrants have been exercised through December 31, 2002.

Stock options:

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock- based compensation prescribed therein are shown below. Exercise prices and weighted-average contractual lives of stock options outstanding as of December 31, 2001 are as follows:

            Options Outstanding                       Options Exercisable
--------------------------------------------   ---------------------------------
                                Weighted       Weighted                 Weighted
                                Average        Average                  Average
 Exercise       Number         Remaining       Exercise     Number      Exercise
  Prices      Outstanding   Contractual Life    Prices    Exercisable    Price
-----------   -----------   ----------------   --------   -----------   --------
$0.17-$0.30       97,000         9.83           $0.17             0      $0.00
$0.31-$0.50    1,215,000         8.66           $0.38        60,000      $0.31
$0.54-$0.83      790,000         3.45           $0.71       330,000      $0.72
$1.25-$2.13      460,000         7.54           $1.66       361,000      $1.75


Summary of Options Granted and Outstanding:

                                 For the Years Ended December 31,
                          ----------------------------------------------
                                  2002                     2001
                          ---------------------   ----------------------
                                       Weighted                 Weighted
                                       Average                  Average
                                       Exercise                 Exercise
                            Shares      Price        Shares      Price
                          ----------   --------   -----------   --------
     Options:
     Outstanding at
      beginning of year   2,202,000     $0.77      1,593,000      $1.33
     Granted                332,000     $0.29      1,739,000      $0.47
     Cancelled               (2,000)    $1.25     (1,130,000)     $0.09
     Outstanding at
      end of year         2,553,000     $0.63      2,202,000      $0.77


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

                    NMXS.com INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements


NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

Stock options: (continued)

During the year ended December 31, 2001, the Company granted the following stock options:

In January 2001, the Company granted 83,000 stock options to employees with an exercise price of $.77, equal to the fair value of the common stock, with a contractual life of ten years and a two year vesting period, 50% at the end of each one year period from the date of grant, 25,000 of such options have been cancelled. The fair value of the options has been estimated on the date of grant using the Black- Scholes option pricing model. The weighted average fair value of these options was $.77. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 6.05%; zero dividend yield, volatility of the Company's common stock of 218% and an expected life of the options of ten years.

During March, 2001, the Company granted 60,000 stock options for legal services to a member of the Board of Directors with an exercise price of $.3125, equal to the fair value of the common stock, with a contractual life of five years and a thirty day vesting period from the date of grant. The fair value of the options has been estimated using the Black- Scholes option pricing model. The weighted average fair value of these options was $.3125. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 4.64%; zero dividend yield, volatility of the Company's common stock of 247% and an expected life of the options of five years. Options valued at approximately $19,000 were earned and are included in general and administrative expense for the year ended December 31, 2001.

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

                    NMXS.com INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements


NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

Stock options: (continued)

During April, 2001, the Company granted 60,000 stock options for professional services with an exercise price of $.61, equal to the fair value of the common stock, with a contractual life of five years, exercisable as of the date of grant. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $.61. The following assumptions were used in computing the fair value of these option grants: weighted average risk- free interest rate of 4.76%; zero dividend yield, volatility of the Company's common stock of 247% and an expected life of the options of five years. An expense of approximately $36,000 is included in general and administrative expense for the year ended December 31, 2001, for the estimated value of options over the period services are to be received.

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

During October 2001, the Company granted 650,000 stock options to three employees, 450,000 options with an exercise price of $.34, and 200,000 options with an exercise price of $.70, all equal to the fair value of the common stock, with a contractual life of ten years and a two year vesting period, 50% at the end of each one year period from the date of grant. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $.45. The following assumptions were used in computing the fair value of these option grants: weighted average risk- free interest rate of 4.57%; zero dividend yield, volatility of the Company's common stock of 222% and an expected life of the options of ten years.

During October, 2001, the Company granted 50,000 stock options for outside consulting services with an exercise price of $.34, equal to the fair value of the common stock, with a contractual life of ten years and a two year vesting period, 50% at the end of each one year period from the date of grant. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $.34. The following assumptions were used in computing the fair value of these option grants: weighted average risk- free interest rate of 4.57%; zero dividend yield, volatility of the Company's common stock of 222% and an expected life of the options of ten years. An expense of approximately $1,000 is included in general and administrative expense for the year ended December 31, 2001, for the estimated value of options over the period services are to be received.

                    NMXS.com INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements


NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

Stock options: (continued)

During the year ended December 31, 2002, the Company granted the following stock options:

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

Stock options: (continued)

The following table summarizes the pro forma operating results of the Company for December 31, 2002 had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

     Proforma net loss available to common stockholders       ($406,000)

     Proforma basic and diluted loss per share                   ($0.02)

As of December 31, 2002, the Company has reserved 884,865 shares of its common stock for issuance upon exercise of stock options and warrants.

                    NMXS.com INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements


NOTE G - INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of December 31, 2002, the Company had net operating loss carryforwards of approximately $4,000,000, which expire in varying amounts between 2016 and 2021. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.

The difference between the statutory federal income tax rate on the Company's pre-tax loss and the Company's effective income tax rate is summarized as follows:

                                       2002        2001
                                      -------     -------
Statutory federal income tax rate     (34.0%)     (34.0%)
Increase in valuation allowance        34.0%       34.0%
Other                                   0.0%        0.0%
                                      -------     -------
Effective income tax rate               0.0%        0.0%
                                      =======     =======


NOTE H - RELATED PARTY TRANSACTIONS

Officer advances:

Represents advances to the Chief Executive Officer who is a principal stockholder of the Company which bears interest at 7% per annum. During 2001, repayments of $25,000 were made by the principal stockholder which was offset by advances of $4,000 plus interest earned but not paid of $3,000. The amount was charged against interest expense and accrued payroll.

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

NOTE I - COMMITMENTS

Leases:

The Company leases office space, equipment and an automobile under operating leases. Future minimum lease payments as of December 31, 2002 are as follows:

          Year      Amount
          ----     --------
          2003     $121,000
          2004       70,000

Rent expense for the years ended December 31, 2002 and 2001 amounted to $149,000 and $272,000, respectively.

                    NMXS.com INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements


Employment agreement:

The Company entered into an employment and noncompetition agreement with a stockholder to act in the capacity of President and Chief Executive Officer.
The term of the employment agreement is for three years commencing on January 1, 2000. The agreement allows for a one year renewal option unless terminated by either party. Base salary is $120,000 per annum with available additional cash compensation as defined in the agreement. Compensation under this agreement of $120,000 is included in general and administrative expenses for the year ended December 31, 2002; the individual has agreed to forgo his compensation for the year ended December 31, 2001. The Company recorded a charge to operations of $120,000 representing the fair value of such services rendered with a corresponding increase to additional paid in capital. The noncompetition agreement commences upon the termination of the employment agreement for a period of one year. As of December 31, 2002, there was a total of $109,000 in accrued payroll.

NOTE J - MAJOR CUSTOMERS

During the year ended December 31, 2002, three customers accounted for 47%, 11% and 9% of the Company's revenue. During the year ended December 31, 2001, three customers accounted for 16%, 13%, and 12% of the Company's revenue.

As of December 31, 2002, balances due from two customers comprised 70% and 8% of total accounts receivable. As of December 31, 2001, balances due from two customers comprised 57% and 21% of total accounts receivable.

NOTE K - CONSULTING AGREEMENT

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

                    NMXS.com INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements


NOTE L - REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on separate legal entities. NMS derives revenues from the development and marketing proprietary internet technology-based software and WKI provides data maintenance services related to NMS digital asset management system. Information related to the Company's reportable segments for 2002 is as follows:

                                      NMS             WKI            Total
                                  -----------     -----------     -----------
     Revenue                      $ 1,607,000     $   51,000      $ 1,658,000

     Cost of services                 485,000         42,000          527,000
     General and administrative     1,227,000        159,000        1,386,000
     Research and development         176,000           -             176,000
     Impairment of goodwill            22,000           -              22,000

     Operating income (loss)         (303,000)      (150,000)        (453,000)

     Total assets                 $ 1,029,000     $   36,000      $ 1,065,000


WKI revenue consists primarily of software maintenance and scanning services.

A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

     Segment's operating loss                     $ (453,000)
     Other income (expense)                          (69,000)
                                                  ----------
     Consolidated net loss/comprehensive loss     $ (522,000)
                                                  ==========

Prior to acquisition of Working Knowledge, Inc., in April 2000, the Company operated within one business segment.

For the year ended December 31, 2002, amortization and depreciation expense amounted to $75,000 and $25,000 for NMS and WKI, respectively. Also, total fixed asset additions amounted to $ 6,000 and $0 for NMS and WKI, respectively, while fixed asset disposals amounted to $342,000 and $0 for NMS and WKI, respectively.

NOTE M - COMMITMENTS AND CONTINGENCIES

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

                    NMXS.com INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements


NOTE M - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Outstanding Payroll Taxes:

The Company has unpaid Federal and State payroll taxes totaling $145,827 as of December 31, 2002. No action has been taken by the Company or the Internal Revenue Service (IRS) to negotiate payment terms, and no plan for repayment has been determined by the Company. The penalties and interest associated with this liability is estimated to be in excess of 10% of the total payroll taxes due, but has not been accrued because the Company feels that until a settlement is reached with the they cannot reasonably determine the amount due in penalties and interest.

          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On May 13, 2002, we filed a Form 8-K announcing the dismissal of Richard A. Eisner & Company, LLP and the engagement of Atkinson & Company, Ltd. as our independent auditor.

     On December 10, 2002, we filed a Form 8-K announcing the resignation of Atkinson & Company, Ltd. as our independent auditor. On January 24, 2003, we filed a Form 8-K announcing the engagement of Beckstead and Watts, LLP as our independent auditor.


                                 PART III

       ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

     Name                Age  Position                          Director Since
     ----                ---  --------                          --------------
     Richard Govatski    57   Chairman, President & CEO         1999
     Teresa B. Dickey    56   Director, Secretary & Treasurer   2003
     John E. Handley     41   Director                          2003

     Set forth below is certain biographical information regarding our executive officers and directors:

     RICHARD GOVATSKI has been the president of NMXS.com, Inc. since August 1999, and has been chairman, CEO, and president of New Mexico Software, Inc., since 1996.

     TERESA B. DICKEY has been the secretary/treasurer of our company since August 1999. From 1988 until 1999 she was employed by Sandia National Laboratory as art director. Sandia National Laboratory is a U.S.
Department of Energy national security laboratory.

     JOHN E. HANDLEY has been self-employed since September 2002 as a telecommunications consultant. From August 1987 until August 2002 he was employed, as an associate partner (from September 1997 until August 2000) and as a partner (September 2000 until August 2002), by Accenture LLP, a business and technology consulting and outsourcing company.

                     ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

     Summary Compensation Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2002, 2001, and 2000:

                        SUMMARY COMPENSATION TABLE
                                                                       Long-Term
                                 Annual Compensation                  Compensation
                       ---------------------------------------   -----------------------
                                                                              Securities
                                                                 Restricted     Under-
Name and                                          Other Annual     Stock        lying
Principal Position     Year    Salary     Bonus   Compensation    Award(s)      Options
                                ($)        ($)        ($)           ($)           (#)
Richard Govatski, CEO  2002  $120,000(1)   -0-     $3,600(2)        -0-           -0-
                       2001  $-0-(3)       -0-        -0-           -0-           -0-
                       2000  $120,000(4)   -0-        -0-           -0-           -0-

     (1) Mr. Govatski did not receive payment of any of his 2002 salary, but he did apply $26,000 of the amount of this payable toward the satisfaction of a like amount advanced by us to him in prior years. The remaining $94,000 has been booked as an account payable to him.
     (2) Mr. Govatski is afforded the use of a company automobile.
     (3) Mr. Govatski agreed to forgo his annual salary for 2001, none of which was paid. However, the company did record a charge to operations in the amount of $120,000 to reflect the fair value of the services rendered during 2001.
     (4) During the year 2000, $15,000 of the salary of Mr. Govatski was not paid, but has been accrued.

     Option Grants Table. The following table sets forth information concerning individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table during fiscal 2002.


                    OPTIONS GRANTS IN LAST FISCAL YEAR
                            (Individual Grants)

                 Number of securities   Percent of total
                  underlying options   options granted to  Exercise or base
                       granted         employees in last        price        Expiration
Name                     (#)              fiscal year         ($/Share)         Date
Richard Govatski         -0-                  N/A                N/A            N/A

     Aggregated Option Exercises and Fiscal Year-End Option Value Table. The following table sets forth certain information regarding stock options exercised during fiscal 2002 and held as of December 31, 2002, by the executive officer named in the Summary Compensation Table.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION VALUES

                                                           Number of
                                                          Securities        Value of
                                                          Underlying       Unexercised
                                                          Unexercised     In-the-Money
                                                            Options          Options
                                                           at Fiscal        at Fiscal
                                                          Year-End(#)     Year-End($)(1)
                                                         -------------    --------------
                 Shares acquired on                      Exercisable/     Exercisable/
Name                exercise (#)     Value realized ($)  Unexercisable    Unexercisable
Richard Govatski        -0-                 N/A          300,000/200,000  $-0-/$-0-(2)

     (1) Value is based on the closing sale price of the Common Stock on December 31, 2002, the last trading day of fiscal 2002 ($0.13), less the applicable option exercise price.
     (2) Of these options, 380,000 were exercisable at $0.75 per share and 120,000 were exercisable at $0.825 per share.

Employment Contracts

     We had a three-year employment contract with Mr. Govatski to act as our president and chief executive officer on a full-time basis. The agreement commenced on January 1, 2000 and expired on December 31, 2002. The annual base salary was $120,000. He was entitled to a bonus from time-to-time as may be determined solely by the Board of Directors. As part of his benefits he received options to purchase 500,000 shares of our common
stock.   We also agreed to provide him with a long-term disability
insurance policy and with group health, hospitalization, major medical insurance, and other similar benefits as we may adopt in the future. We also agreed to maintain a $1,000,000 life insurance policy which permits him to designate the beneficiary. We also purchased an automobile for approximately $36,000 and provide him use of the automobile for business purposes. The employment contract also contained standard confidentiality provisions and a one-year non-competition provision after termination. The agreement was terminable for cause by a vote of two-thirds of the directors. It could also be terminated upon three-month's notice if he becomes incapacitated for a period of six months or immediately upon his death. We intend to renegotiate a similar employment contract with Mr. Govatski.

Compensation of Directors

     Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity. During the year ended

December 31, 2001, we granted options to Scott Bach, one of our Directors at the time, to purchase up to 60,000 shares of common stock at an exercise price of $.3125 per share. These options were issued for services rendered by Mr. Bach as a director. The options are fully vested and expire on March 28, 2006. Also during the year ended December 31, 2001, we issued 64,655 shares of common stock to Marvin Maslow, one of our directors at the time, for services rendered as a director. These shares were returned to us and cancelled by Mr. Maslow during the year and there is no further obligation to reissue these shares. On February 26, 2002, we issued 227,941 shares to Mr. Maslow as a bonus for being a director.

Stock Option and Stock Issuance Plans

     Our 1999 Stock Option Plan permits the grant of options exercisable for shares of our common stock to corporate officers, directors, employees, and consultants upon such terms, including exercise price and conditions and timing of exercise, as may be determined by the Board of Directors. The plan authorizes the grants of awards up to a maximum of 3,000,000 shares of our common stock. In 2002, we granted 352,686 stock options under the plan. At April 10, 2003, 2,732,267 remained outstanding and unexercised.
Of these outstanding options, 1,275,474 had vested.

     Our 2001 Stock Issuance Plan, as amended, permits the grant of shares of our common stock to employees of our company and any of its subsidiaries, non-employee members of our board or non-employee members of the board of directors of any of our subsidiaries, and consultants and other independent advisors who provide services to us or any of our subsidiaries, upon such terms and conditions as may be determined by the Board of Directors. The plan authorizes the grants of awards up to a maximum of 2,400,000. In 2002 we granted 878,995 shares under the plan. At April 10, 2003, an aggregate of 1,449,443 shares had been granted under the plan, all of which were fully vested upon issuance.

         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information derived from the named person, or from the transfer agent, concerning the ownership of common stock as of April 10, 2003, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of the common stock;
(ii) all directors and executive officers; and (iii) directors and executive officers as a group:

                              Amount and Nature
Name and Address              of Beneficial
of Beneficial Owner           Ownership(1)             Percent of Class

Richard Govatski              5,485,500(2)             21.35%
5041 Indian School Rd NE
Albuquerque, NM  87110

Teresa B. Dickey              424,453(3)               1.65%

John Handley                  265,000(4)               *

Executive Officers and
Directors as a Group
(3 Persons)                   6,174,953                23.52%

Manhattan Scientifics, Inc.   4,461,300(5)             16.59%
Olympic Tower
641 5th Ave.
Suite 36 F
New York, NY 10022

Pollin Partnership            1,500,000(6)             5.91%
1418 Chester Pike
Crum Lynn, PA 19022

     * Represents beneficial ownership of less than 1% of the total number of shares of common stock outstanding.
     (1) All of the persons are believed to have sole voting and investment power over the shares of common stock listed or share voting and investment power with his or her spouse, except as otherwise provided.
     (2) This number of shares includes options to purchase 300,000 shares, which options have vested and are currently exercisable. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Govatski. The number of shares also includes 400,000 shares pledged by Mr. Govatski to secure a loan to the company which is due and payable on June 30, 2003. Mr. Govatski retains the right to vote these shares until foreclosure under the terms of the pledge agreement.
     (3) This number of shares includes options to purchase 424,453 shares, which options have vested and are currently exercisable. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Ms. Dickey.
     (4) This number includes 250,000 shares which were purchased in January 2003, but have not yet been issued by the transfer agent.
     (5) The beneficial stock ownership information for Manhattan Scientifics, Inc. is derived from our stock ownership records maintained by our transfer agent and our corporate records. The total number of shares beneficially owned by Manhattan Scientifics also includes warrants to purchase 1,500,000 shares, which warrants are currently exercisable. The shares underlying these warrants are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Manhattan Scientifics.
     (6) The beneficial stock ownership information for Pollin Partnership is derived from our stock ownership records maintained by our transfer agent and our corporate records.

                   Equity Compensation Plan Information

     The following table sets forth certain information as of December 31, 2002, with respect to compensation plans under which our equity securities are authorized for issuance:

                             (a)                    (b)                      (c)
                     --------------------   --------------------   ------------------------
                                                                   Number of securities
                                                                   remaining available
                     Number of securities                          for future issuance
                     to be issued upon      Weighted-average       under equity
                     exercise of            exercise price of      compensation plans
                     outstanding options,   outstanding options,   (excludeing securites
                     warrants and rights    warrants and rights    reflected in column (a))
                     --------------------   --------------------   ------------------------
Equity compensation
plans approved by
security holders         2,532,267                 $0.63                  618,290(2)

Equity compensation
plans not approved
by security holders      4,936,545(2)              $0.68                    -0-

     Total               8,398,225                                        150,557

     (1) Represents 467,733 shares available for issuance under our Stock Option Plan and 150,557 under our 2001 Stock Issuance Plan as of December 31, 2002.
     (2) Includes 1,000,000 shares of common stock issuable upon exercise of Series A warrants exercisable at $1.25 per share at any time through November 14, 2003; 1,090,000 Series B warrants exercisable at $1.00 per share at any time through August 1, 2005; 1,500,000 Series C warrants exercisable at $0.50 per share at any time through February 20, 2006; and 1,346,545 Series D warrants exercisable at $0.21 per share through July 22, 2009.

         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Richard Govatski, our president, director, and principal shareholder, may be deemed a promoter or founder in relation to the organization of our business. In connection with the acquisition of New Mexico Software, Mr. Govatski exchanged all 1,000 of his shares of New Mexico Software for 5,597,000 shares in the public company.

     During the years ended December 31, 1999 and 2000, we advanced a total of $50,000 to Mr. Govatski. After repayment of $25,000 by Mr. Govatski in 2001, the principal and interest due was reduced to approximately $32,000 at December 31, 2001, including $4,000 advanced by us to Mr. Govatski during 2001. During 2002, Mr. Govatski received none of his agreed annual salary of $120,000. However, effective December 31, 2002, he agreed to cancel $26,000 of the

2002 salary amount and apply it to the former advances. At December 31, 2002, he owed a balance of $6,000 for the prior cash advances.

     In January 2001 our wholly owned subsidiary, New Mexico Software, Inc., entered into a line of credit agreement with Los Alamos National Bank in the maximum principal amount of $300,000. It also issued a promissory note dated January 24, 2001, in the principal amount of $300,000, representing the amount that it borrowed under the line of credit. The note is secured by all of New Mexico Software's furniture, fixtures, equipment, inventory, accounts, chattel paper, tangibles and general intangibles, and a letter of credit in the amount of $250,000 issued by another bank and provided by Murray Kelly. We issued 250,000 shares to Mr. Kelly for providing this letter of credit as collateral on this note. The note was originally due on or before July 24, 2001, and was extended to July 24, 2002. At July 24, 2002, we negotiated a three-month extension until October 24, 2002, by paying $50,000, plus accrued interest. At or about October 24, 2002, we were able to negotiate an extension of the note until April 24, 2003, by paying $25,000, plus interest. The note bears interest at 7%. Mr. Govatski has personally guaranteed to the bank repayment of $50,000 of this line of credit.

     The lease payments for our office space in Albuquerque, New Mexico, of $47,000 and improvements of approximately $28,000 were provided through the payment of 75,000 shares of our common stock to the landlord by Richard Govatski, our president, a director, and a principal shareholder. In March 2001 we issued 75,000 shares to Mr. Govatski for providing his shares to the landlord.

     In March 2001 we issued 1,500,000 Series C Warrants to Manhattan Scientifics, Inc., one of our 5% shareholders. These warrants were issued in consideration of Manhattan Scientifics issuing 100,000 of its common shares to a consultant for services performed by the consultant for our company.

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

     In March 2003 we borrowed $25,000 from an outside lender. To secure repayment of this loan Mr. Govatski pledged 400,000 of his person shares as collateral.

             ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

          (a) Exhibits. The following exhibits are included as part of this report:

     Exhibit
     No.        Description of Exhibit                              Location

     2.1        Reorganization agreement dated August 3, 1999           (1)
     2.2        Acquisition Agreement with Working Knowledge            (2)
     3.1        Articles of Incorporation, as amended                   (1)
     3.2        By-Laws of the Company                                  (6)
     4.1        Form of Common Stock Certificate                        (1)
     4.2        Form of Series A Warrant Certificate                    (1)
     4.3        Form of Warrant Agency Agreement for Series A Warrants  (1)
     4.4        Form of Series B Warrant Certificate                    (1)
     4.5 & 10.9 Series C Warrant Certificate dated November 12, 2001    (3)
     4.6        Form of Series D Warrant Certificate                    (7)
     10.1       Sun Microsystems Lease                                  (1)
     10.2       Building Lease (Albuquerque) dated August 4, 1999       (1)
     10.3       Building Lease (Albuquerque) Amendment dated
                May 17, 2000                                            (5)
     10.4       Office Lease (California) dated June 8, 2000,
                 as amended                                             (5)
     10.5       Form of Employee Confidentiality Agreement              (1)
     10.6       Stock Option Plan                                       (1)
     10.7       Employment Agreement of Mr. Govatski                    (2)
     10.8       2001 Stock Issuance Plan, as amended January 9, 2003    (4)
     10.9       Letter Agreement dated February 20, 2001, with
                Manhattan Scientifics, Inc.                             (3)
     10.10      Commercial Loan Agreement with Los Alamos National
                Bank, Promissory Note, and Personal Guaranty, all dated January 24, 2001, and extension dated January 24, 2002 (5)
     10.11      William Copeland Agreement dated August 31,2001         (5)
     10.12      Sony Software Distribution Agreement dated
                December 14, 2001                                       (5)
     21.1       List of Subsidiaries                                    (1)
     23.1       Consent of Auditor                                  Attached
     99.1       Written Statement of the Chief Executive Officer
                with respect to compliance with Section 13(a) of
                the Securities Exchange Act of 1934                 Attached
     99.2       Written Statement of the Principal Financial Officer
                with respect to compliance with Section 13(a) of
                the Securities Exchange Act of 1934                 Attached

     (1) Filed with the Securities and Exchange Commission on February 11, 2000, as an exhibit with our original filing of a registration statement on Form SB-2 (SEC File No. 333-30176).

     (2) Filed with the Securities and Exchange Commission on July 31, 2000, as an exhibit with our second amended filing of a registration statement on Form SB-2 (SEC File No. 333-30176).
     (3) Filed with the Securities and Exchange Commission on November 14, 2001, as an exhibit with our third quarter report on Form 10-QSB (SEC File No. 333-30176).
     (4) Filed with the Securities and Exchange Commission on February 13, 2003, as an exhibit with the third post-effective amendment to our registration statement on Form S-8 (SEC File No. 333-66580).
     (5) Filed with the Securities and Exchange Commission on April 15, 2002, as an exhibit with our annual report on Form 10-KSB for the year ended December 31, 2001 (SEC File No. 333-30176).
     (6) Filed with the Securities and Exchange Commission on September 24, 2002, as an exhibit with our current report on Form 8-K dated September 19, 2002 (SEC File No. 333-30176).
     (7) Filed with the Securities and Exchange Commission on November 19, 2002, as an exhibit with our third quarter report on Form 10-QSB (SEC File No. 333-30176).

     (b) Reports on Form 8-K: During the second quarter ended March 31, 2002, we filed a report on Form 8-K dated May 8, 2002, as amended, which reported the dismissal of our certifying accountant, Richard A. Eisner & Company, LLP. We failed to disclose this filing in our second quarter report on Form 10-QSB. During the fourth quarter ended December 31, 2002, we filed a report on Form 8-K dated December 3, 2002, as amended, to report the resignation of our certifying accountant, Atkinson & Company Ltd.

                    ITEM 14.  CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this report, our management conducted an evaluation, under the supervision and with the participation of our President and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the President and Principal Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NMXS.COM, Inc.

Date:  April 15, 2003              By /s/ Richard Govatski
                                      Richard Govatski, President and
                                      Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacitates and on the dates indicated.

Date:  April 15, 2003             /s/ Richard Govatski
                                  Richard Govatski, Director


Date:  April 15, 2003             /s/ Teresa Dickey
                                  Teresa B. Dickey, Director &
                                  Principal Financial Officer

Date:  April 15, 2003             /s/ John Handley
                                  John E. Handley, Director


                             CERTIFICATIONS

     I, Richard Govatski, President of NMXS.com, Inc., certify that:

     1. I have reviewed this annual report on Form 10-KSB of NMXS.com, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 15, 2003              /s/ Richard Govatski
                                   Richard Govatski, President


     I, Teresa Dickey, Principal Financial Officer of NMXS.com, Inc., certify that:

     1. I have reviewed this annual report on Form 10-KSB of NMXS.com, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 15, 2003              /s/ Teresa Dickey
                                   Teresa Dickey, Principal Financial Officer

             SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
             REPORTS FILED PURSUANT TO SECTION 15(d) OF THE
                  EXCHANGE ACT BY NON-REPORTING ISSUERS

     No annual report has been sent to security holders covering the registrant's last fiscal year.