Form 10QSB
period 2003-03-31
NMXS COM  INC
filed 2003-05-20
CIK 1101865

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-QSB


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2003

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 19, 2003, there were 25,658,276 shares of the Registrant's Common Stock outstanding.

                                  PART I
                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     NMXS.com, Inc. and Subsidiaries
                       Consolidated Balance Sheet
                               (unaudited)

                                                              March 31,
                                                                2003
                                                             -----------
Assets

Current assets:
  Cash and equivalents                                            44,000
  Accounts receivable, net                                       938,000
  Prepaid expenses and other assets                              122,000
                                                              ----------
     Total current assets                                      1,104,000

Furniture, equipment and improvements, net                       208,000
Security deposits                                                 39,000
Goodwill, net                                                     75,000
                                                              ----------
                                                             $ 1,426,000
                                                              ==========

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                           $   343,000
  Accrued expenses                                               416,000
  Deferred revenue                                                55,000
  Notes payable                                                  312,000
                                                              ----------
     Total current liabilities                                 1,126,000

Stockholders' equity:
  Preferred stock, $0.001 par value, 500,000 shares
   authorized, no shares issued and outstanding                     -
  Common stock, $0.001 par value, 50,000,000 shares
   authorized, 25,388,276 shares issued and outstanding           25,000
  Additional paid-in capital                                   8,291,000
  Subscriptions payable                                           30,000
  Prior period adjustment                                         (6,000)
  Retained (deficit)                                          (8,040,000)
                                                              ----------
                                                                 300,000
                                                              ----------
                                                             $ 1,426,000
                                                              ==========

The accompanying notes are an integral part of these financial statements.

                     NMXS.com, Inc. and Subsidiaries
                  Consolidated Statements of Operations
                               (unaudited)

                                                           For the three months ended
                                                                    March 31,
                                                          ----------------------------
                                                              2003            2002
                                                          ------------    ------------
Revenue
  Software maintenance                                    $   366,000     $   107,000
  Custom programming                                           28,000          65,000
  License fees                                                   -            348,000
  Scanning services                                            36,000           2,000
                                                           ----------      ----------
                                                              430,000         522,000

Operating costs and expenses:
  Cost of services                                             87,000         164,000
  General and administrative                                  275,000         368,000
  Research and development                                     35,000          57,000
                                                           ----------      ----------
     Total operating costs and expenses                       397,000         589,000
                                                           ----------      ----------
Net operating profit (loss)                                    33,000         (67,000)

Other (expense):
  Interest (expense)                                           (9,000)         (7,000)
                                                           ----------      ----------
     Total other (expense)                                     (9,000)         (7,000)
                                                           ----------      ----------
Net income (loss)                                         $    24,000     $   (74,000)
                                                           ==========      ==========

Weighted average number of
Common shares outstanding - basic and fully diluted        25,119,340      22,319,000
                                                           ==========      ==========

Net income (loss) per share - basic and fully diluted     $      0.00     $     (0.00)
                                                           ==========      ==========

The accompanying notes are an integral part of these financial statements.

                     NMXS.com, Inc. and Subsidiaries
                  Consolidated Statements of Cash Flows
                               (unaudited)

                                                                      For the three months ended
                                                                               March 31,
                                                                      --------------------------
                                                                         2003           2002
                                                                      -----------    -----------
Cash flows from operating activities
Net income (loss)                                                     $   24,000     $  (74,000)
Adjustments to reconcile net income (loss) to
 net cash (used) by operating activities:
  Prior period adjustment                                                 (6,000)          -
  Common stock issuable for services                                        -            85,000
  Common stock issued for salaries                                        69,000         15,000
  Common stock issued for services                                        10,000         11,000
  Stock options issued for services                                         -            60,000
  Depreciation and amortization                                           24,000         24,000

Changes in:
  Accounts receivable                                                   (295,000)       299,000
  Estimated earnings in excess of billings on uncompleted contracts         -            (2,000)
  Prepaid expenses and other assets                                      (80,000)          -
  Officer advances                                                         1,000         (1,000)
  Accounts payable                                                        28,000        (38,000)
  Accrued expenses                                                        98,000           -
  Deferred revenue                                                        55,000       (396,000)
                                                                       ---------      ---------
     Net cash (used) by operating activities                             (72,000)       (17,000)

Cash flows from investing activities
  Acquisition of fixed assets                                             (6,000)        (2,000)
  Security deposits                                                         -             5,000
                                                                       ---------      ---------
     Net cash provided (used) by investing activities                     (6,000)         3,000

Cash flows from financing activities
  Proceeds from notes payable                                             25,000           -
  Net proceeds from the issuance of common stock                          28,000           -
  Net proceeds from the issuance of preferred stock                       30,000           -
                                                                       ---------      ---------
     Net cash provided by financing activities                            83,000           -
                                                                       ---------      ---------
Net increase (decrease) in cash and equivalents                            5,000        (14,000)
Cash and equivalents - beginning                                          39,000         57,000
                                                                       ---------      ---------
Cash and equivalents - ending                                         $   44,000     $   43,000
                                                                       =========      =========

Supplemental disclosures:
  Interest paid                                                       $     -        $    2,000
                                                                       =========      =========
  Income taxes paid                                                   $     -        $     -
                                                                       =========      =========

Non-cash transactions:
  Common shares issuable for leasehold improvements
   and prepaid rent                                                    $     -        $   62,000
  Acquisition of investment                                                  -          (225,000)
  Disposition of investment                                                  -           225,000

The accompanying notes are an integral part of these financial statements.

                     NMXS.com, INC. AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE B - GOING CONCERN

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The Company will continue to require the infusion of capital until operations become profitable. During 2003, the Company anticipates increasing revenues and continuing to monitor their expenses primarily in the area of compensation. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of March 31, 2003 consisted of the following:

     Computers                             $ 275,000
     Furniture, fixtures and equipment       172,000
     Leasehold improvements                   83,000
                                            --------
                                             530,000

     Accumulated depreciation               (322,000)
                                            --------
                                           $ 208,000
                                            ========

NOTE D - NOTE PAYABLE

During March 1, 2003, the Company borrowed $25,000. The loan is due on June 30, 2003 at a current interest rate of 7% per annum. As of March 31, 2003, the Company had a balance due of $25,000.

                     NMXS.com, INC. AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

NOTE E - CAPITAL TRANSACTIONS

Preferred stock:

During the three month period ended March 31, 2003, the Company effected the following stock transactions:

The Company received a total of $30,000 from three individuals to purchase 30,000 shares of the Company's $0.001 par value preferred stock. As of March 31, 2003, the Company had the preferred stock offering open and the total amount is considered subscriptions payable. Upon the close of the offering, all of the shareholders will receive their preferred stock.

Common stock:

During the three month period ended March 31, 2003, the Company effected the following stock transactions:

On January 13, 2003, the Company issued a total of 65,351 shares of the Company's $0.001 par value common stock to its employees in lieu of salary which was valued at $12,000.

On January 31, 2003, the Company issued 250,000 shares of its $0.001 par value common stock to an individual for cash of $28,000.

On February 20, 2003, the Company issued a total of 154,741 shares of the Company's $0.001 par value common stock to its employees in lieu of salary which was valued at $21,000 and to its independent contractors for services rendered in the amount of $2,000.

On March 10, 2003, the Company issued a total of 217,467 shares of the Company's $0.001 par value common stock to its employees in lieu of salary which was valued at $22,000 and to its independent contractors for services rendered in the amount of $2,000.

On March 24, 2003, the Company issued a total of 182,991 shares of the Company's $0.001 par value common stock to its employees in lieu of salary which was valued at $16,000 and to its independent contractors for services rendered in the amount of $4,000.

On March 31, 2003, the Company issued a total of 10,000 shares of the Company's $0.001 par value common stock to its independent contractors for services rendered in the amount of $1,100.

Warrants:

During the three month period ended March 31, 2003 there were no warrants issued or exercised.

                     NMXS.com, INC. AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

Stock options:

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation prescribed therein are shown below. Exercise prices and weighted-average contractual lives of stock options outstanding as of March 31, 2003 are as follows:

           Options Outstanding                         Options Exercisable
-----------------------------------------   ----------------------------------------
                               Weighted
                               Average        Weighted                    Weighted
                              Remaining       Average                     Average
  Exercise       Number      Contractual      Exercise      Number        Exercise
   Prices      Outstanding       Life          Prices     Exercisable      Price
-------------  ------------  ------------   ------------  ------------  ------------
$0.10 - $0.30    1,644,000       9.32          $0.19        1,347,000      $0.21
$0.31 - $0.50    1,139,000       8.06          $0.39          449,000      $0.39
$0.54 - $0.83      693,000       2.61          $0.70          643,000      $0.67
$1.25 - $2.13      180,000       7.05          $1.69          180,000      $1.69

Summary of Options Granted and Outstanding:

                              For the three months ended March 31,
                                  2003                    2002
                         ----------------------  ----------------------
                                      Weighted                 Weighted
                                      Average                  Average
                                      Exercise                 Exercise
                           Shares      Price        Shares      Price
                         ----------  ----------   ----------  ----------
  Options:
  Outstanding at
   beginning of year      2,526,000     $0.63      2,202,000     $0.77
  Granted                 1,000,000     $0.29        255,000     $0.34
  Cancelled                  (6,000)    $1.25         (2,000)    $1.25
                         ----------               ----------
  Outstanding at
   end of year            3,520,000     $0.63      2,455,000     $0.72
                         ==========    ========   ==========    ========


On February 27, 2003, the Company granted 1,000,000 stock options to Gerald Grafe with an exercise price of $0.11, equal to the fair value of the common stock, with a contractual life of 5 years and the options vest immediately. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $12,800. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 4.42%, zero dividend yield, volatility of the Company's common stock of 122%, and an expected life of the options of ten years.

The following table summarizes the pro forma operating results of the Company for March 31, 2003 had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

     Proforma net income (loss) available to common stockholders  $ 24,000

     Proforma basic and diluted loss per share                    $   0.00

                     NMXS.com, INC. AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

NOTE F - COMMITMENTS

Leases:

The Company leases office space, equipment and an automobile under operating leases. Future minimum lease payments as of March 31, 2003 are as follows:

               Year      Amount
               ----     --------
               2003     $121,000
               2004       70,000

Rent expense for the period ended March 31, 2003 amounted to $34,000.

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer
(CEO). The term of the employment agreement is for three years commencing on January 1, 2000. The agreement allows for a one year renewal option unless terminated by either party. Base salary is $120,000 per annum with available additional cash compensation as defined in the agreement. Compensation under this agreement of $30,000 is included in general and administrative expenses for the period ended March 31, 2003. As of March 31, 2003 the Company is currently negotiating the terms of the renewal with its President and CEO. The non-competition agreement commences upon the termination of the employment agreement for a period of one year. As of March 31, 2003, there was a total of $139,000 in accrued payroll.

NOTE G - MAJOR CUSTOMERS

During the three month period ended March 31, 2003, one customer accounted for 70% of the Company's revenue.

As of March 31, 2003, balances due from two customers comprised 53% and 27% of total accounts receivable.

NOTE H - REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on separate legal entities. New Mexico Software (NMS) derives revenues from the development and marketing proprietary internet technology-based software and Working Knowledge, Inc. (WKI) provides data maintenance services related to NMS digital asset management system. WKI revenue consists primarily of software maintenance and scanning services. Information related to the Company's reportable segments for 2002 is as follows:

                                      NMS          WKI        Total
                                  -----------  -----------  -----------
     Revenue                      $   430,000  $      -     $   430,000

     Cost of services                  78,000        9,000       87,000
     General and administrative       236,000       39,000      275,000
     Research and development          35,000                    35,000
     Impairment of goodwill              -            -            -
                                   ----------   ----------   ----------
     Operating (loss) income      $    81,000  $   (48,000) $    33,000
                                   ==========   ==========   ==========

     Total assets                 $ 1,273,000  $   153,000  $ 1,426,000
                                   ==========   ==========   ==========

                     NMXS.com, INC. AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

A reconciliation of the segments' operating income to the consolidated net income/comprehensive income is as follows:

     Segments' operating income                    $  33,000

     Other income (expense)                           (9,000)
                                                    --------
     Consolidated net income/comprehensive income  $  24,000
                                                    ========

Prior to acquisition of WKI, in April 2000, the Company operated within one business segment.

For the three month period ended March 31, 2003, amortization and depreciation expense amounted to $17,000 and $6,000 for NMS and WKI, respectively. Also, total fixed asset additions amounted to $6,000 and $0 for NMS and WKI, respectively.

NOTE I - CONTINGENCIES AND OTHER LIABILITIES

Contingencies:

As of March 31, 2003, the Company had accumulated debt totaling $55,000 in line charges with Sprint. The Company was also owed commissions in connection with its contract with Sprint as a Sprint Data Partner. The Company and Sprint have agreed in principle to apply the outstanding commissions to the debt thereby reducing the debt from $55,000 to $16,000. The Company expects to pay the $16,000 over a period of 16 months starting February 2003.

As of March 31, 2003, the Company was in dispute with Sun Microsystems,
Inc. (Sun) over the terms of equipment leased from Sun whereby the Company continued to make lease payments and failed to notify Sun past the lease termination date during 2002. The Company ceased making payments in October 2002 until the matter was resolved. Sun is pursuing collection of payments it considers in arrears totaling $18,000. The Company claims that the missed termination date is a technicality, and that it has overpaid Sun by $50,000. The Company intends to return the equipment to Sun as settlement in full, and does not consider this to impair its ability to continue servicing its customer base.

Outstanding Payroll Taxes:

The Company has unpaid Federal and State payroll taxes totaling $277,371 as of March 31, 2003. No action has been taken by the Company or the Internal Revenue Service (IRS) to negotiate payment terms, and no plan for repayment has been determined by the Company. The penalties and interest associated with this liability is estimated to be in excess of 10% of the total payroll taxes due, but has not been accrued because the Company feels that until a settlement is reached with the IRS the Company cannot reasonably determine the amount due in penalties and interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

OVERVIEW

     We are a leading provider of digital asset management solutions. We provide full ASP services for content owners to better manage the digital lifecycle of intellectual property which includes digitizing, encoding, storing, managing, licensing, and distributing digital files in government, medical, entertainment, and IT markets. Our core product, AssetWare, is an enterprise-level platform that manages digital assets, which is anything digital that a company or organization would consider an asset. It manages assets by creating catalogs, or groups of assets, catalog hierarchies, users, user groups, and user permissions. The assets are managed by our database that maintains both the membership of the asset in a catalog, or catalogs, and information about the asset. AssetWare's main user interface is a web browser, which makes it accessible and more intuitive to a greater number of users. AssetWare can be run on Solaris or Linux operating systems.

     During third quarter of 2002 our engineers upgraded our customized technology which will permit the installation of a high-speed 6Ghz "Triage" data cluster. This will provide increased speed, redundancy, failover capability, and load balancing to our AssetWare enterprise database. The system also helps balance image and data processing server side loads. Management believes this upgrade is a normal part of the business of the company and allows us to remain competitive in this industry. We currently offer this upgrade to our software. Management has assessed that this technology will help our business become more competitive on future AssetWare software sales.

     AssetWare is offered in a number of configurations, including the following: AssetWare - hosted model; AssetWare - licensed model; AssetWare - E-commerce module; AssetWare - For Kiosks; AssetWare - Workgroup;
AssetWare - Rapid Deployment; AssetWare - For Government; and AssetWare - Source Code API. We also now offer two lower-end versions of AssetWare, called Digital Filing Cabinet, to smaller users providing a concurrent user system for from 25 to 100 concurrent users.

     During third quarter of 2002, we finalized the arrangements to preload our Linux-based Digital Filing Cabinet software, formerly available only on our AssetWare enterprise software, on Toshiba's Magnia SG20 and Z series servers. Management believes this arrangement is designed to appeal to small business and consumers who desire to organize, store, find, and manage information at a reasonable cost. Management has seen the results of the first quarter 2003 sales as a good beginning for the Digital File Cabinet. We have begun a marketing program with IT Marketing Corporation through the assistance of Toshiba to start identifying new dealer potential among copier resellers and computer resellers. Thus far, we have attracted 15 new resellers to the program and our staff is currently training and educating the resellers in selling the product.

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

     We presently realize revenues from four primary sources: (i) software maintenance; (ii) custom programming; (iii) license fees; and (iv) scanning and related services. Two of these revenue streams, license fees and software maintenance, are directly related. With each sale of our products, including the sales of the Toshiba products, the end user enters into a license agreement for which an initial license fee is paid. The license agreement also provides that in order to continue the license, the licensee must pay an annual software maintenance fee for which the party receives access to product upgrades and bug fixes or product patches. Management has standardized the license fees on its products and established a standard maintenance fee based on a fixed percentage of the initial license fee depending on the product purchased. In the past, license and maintenance fees were established on an individual client basis. We are currently in the second year of several of these initial license agreements which accounts for the increase in revenue generated from software maintenance. Management anticipates that this source of revenue will continue to increase as more products are sold. During the initial stage of product development, we focused more on custom programming for clients and, with the completion of our core product, will perform less customized services, which could result in a continued decline in this source of revenue. Scanning services are performed by Working Knowledge at its site in Santa Monica, California. With management's focus on marketing our core products, less attention has been devoted to developing this segment of our business. Management anticipates that these services will be reserved in the future primarily for customers of our core products, although revenue could be generated from unsolicited customers. While the scanning business remained static during the last several quarters, early indications are that the scanning business has been revitalizing in the last six weeks and it may be possible that the scanning revenue will increase in sales in the future.

     Cost of services consists primarily of engineering salaries and supplies, and compensation-related expenses, as well as hardware purchases and equipment rental. General and administrative expenses consist primarily of salaries and benefits of personnel responsible for business development and operating activities, and include corporate overhead expenses. Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including acquisitions, administrative, and reporting responsibilities. We record these expenses when incurred.

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

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe there are no critical accounting policies which would have a material impact on our financial presentation.

     Notwithstanding the foregoing, we recognize revenue from sales of proprietary software which do not require further commitment from us upon shipment. During 2002 we shipped software under a contract with Physicians Telehealth Network ("PTN") and recognized $500,000 in license fees from the sale. The agreement with PTN provides for the licensing of the technology for $500,000, which amount was recorded as income during 2002. In the first quarter, 2003, certain of PTN's assets were taken over by a group of investors and the initial contract we received will continue with the new investor group. The group has renamed Physician's Telehealth Network to Doctor's Telehealth Network. Management is continuing to work with the new investor group and initial systems shipments have been delayed until the new group is reestablished with its product offering. Therefore, we will probably not receive any licensing funds until the second or third quarter, 2003.

THREE MONTHS ENDED MARCH 31, 2003, COMPARED TO THREE MONTHS ENDED MARCH 31,
2002

     A summary of operating results for the three months ended March 31, 2003 and 2002 is as follows:
                                     2003                2002
                               -----------------   -----------------
                                          % of                % of
                                Amount   Revenue    Amount   Revenue
                               --------  -------   --------  -------
     Revenues                  $430,000    100%    $522,000    100%
     Cost of services            87,000   20.2%     164,000   31.4%
                                -------             -------
     Gross profit               343,000   79.8%     358,000   68.6%

     General & administrative   275,000   64.0%     368,000   70.5%
     Research & development      35,000    8.1%      57,000   10.9%
                                -------             -------
                                310,000   72.1%     425,000   81.4%

     Other income (expense)      (9,000)  (2.1)%     (7,000)  (1.3)%
                                -------             -------
     Net income (loss)         $ 24,000    5.6%    $(74,000) (14.2)%
                                =======             =======

                                     2003                2002
                                    ------              ------
     Earnings (loss) per share:     $0.00               $(0.00)

     Revenues. Total revenues decreased 17.6%, or $92,000, for the three months ended March 31, 2003, as compared to the same period in the prior year (the "comparable prior year period"). These revenues were generated from the following four revenue streams:

  * Revenues generated by software maintenance increased 136.5%, or $146,000, for the first three months ended March 31, 2003, as compared to the comparable prior year period. This increase is attributable to the fact that additional software maintenance programs for existing customers were sold and the reclassification of some income. Software maintenance will remain strong in the future due to an increasing number of customers requiring our services.

  * Custom programming revenue decreased 56.9%, or $37,000, for the three months ended March 31, 2003, as compared to the comparable prior year period. This decrease was primarily due to a shift from providing customized software services to marketing of developed software products. Management anticipates that the decrease in revenue from custom programming will improve based on new contracts signed with existing customers for upgrades to their systems through the remainder of 2003.

  * There were no revenues generated by license fees for the first three months ended March 31, 2003, as compared to $348,000 generated during the comparable prior year period. This decrease is primarily attributable to lack of one time AssetWare enterprise sales in the first quarter compared to the large sale in the first quarter of 2002. Management anticipates that revenues in this category will continue to improve in the remaining quarters of 2003 due to the accounting that will show sales of the Digital Filing Cabinet. Based on the accounting procedure used by Toshiba, royalty reports and payments occur forty five (45) days after the quarter ends.

  * Revenue generated by scanning services and other services increased 1,700%, or $34,000, for the three months ended March 31, 2003, as compared to the comparable prior year period. This increase was primarily due to new contracts received by Working Knowledge division. Although management anticipates that revenues generated by Working Knowledge will increase significantly in the future, the services provided by Working Knowledge will generally be limited to existing or future clients and will not be our primary focus. However, Working Knowledge will continue to accept unsolicited work.

     Cost of Services. Cost of services decreased 47%, or $77,000, for the three months ended March 31, 2003, as compared to the comparable prior year period. This decrease was primarily due to a decrease in salaries and compensation. Cost of services as a percentage of revenues decreased to 20.2% for the three months ended March 31, 2003 from 31.4% for the comparable prior year period. Management believes this current percentage is more indicative of the percentage of costs associated with revenues in the future, but until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

     General and Administrative. General and administrative expenses decreased 25.3%, or $93,000, for the three months ended March 31, 2003, as compared to the comparable prior year period. This decrease was primarily attributable to a reduction in engineering and administrative staff. General and administrative expenses as a percentage of revenues were 64% for the three months ended March 31, 2003, as compared to 70.5% for the comparable prior year period. Management believes this current percentage is more indicative of the percentage of general and administrative costs associated with revenues in the future, but until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

     Research and Development. Research and development expenses decreased 38.6%, or $22,000, for the three months ended March 31, 2003, as compared to the comparable prior year period. This decrease was primarily due to the need to develop additional product areas. Since our products are mature and now in the market, most of the R&D category will be replaced by a Maintenance Development category in the future.

     Other Income. Interest expense increased 28.6%, or $2,000, for the three months ended March 31, 2003, as compared to the comparable prior year period. The increase in interest expense was attributable to accruing interest due on additional promissory notes issued by us.

LIQUIDITY AND CAPITAL RESOURCES

     Our negative cash flow continues to be of concern to management. As discussed below, we suffer from a lack of available cash to meet our continuing operating requirements. At March 31, 2003, we had negative working capital of ($22,000). At March 31, 2003, we also owed approximately $277,371, without penalties and interest, for unpaid federal and state payroll taxes. Amounts due a number of suppliers for services and products remain delinquent which may cause these parties to seek legal action against us to collect delinquent accounts. At March 31, 2003, we had trade accounts payable in the amount of $330,336, of which $104,094 were current, $9,903 were between 31 and 60 days delinquent, $13,816 were between 61 and 90 days delinquent, and $202,523 were over ninety days delinquent. The four largest creditors include our original auditor ($91,255), Sprint Data Services ($14,154), our most recent former auditor ($12,174), and legal counsel ($8,200). Management continues to work with our creditors and to seek additional sources of capital, but there is no assurance that it will be successful, or that additional capital can be obtained at rates or terms favorable to us. We also continue to accrue the salary of our president, which at March 31, 2003, was an aggregate of $139,000. We may also settle some of our outstanding liabilities by exchanging shares of our common or preferred stock for amounts owed. Our inability to pay or settle these obligations, especially the amount due to the IRS, could have a material negative impact on our business and could affect our ability to continue as a going concern.

     Accounts receivable increased from $170,000 on March 31, 2002, to $938,000. Of the total increase, $500,000 is due to the carryforward of the receivable from PTN. The remaining increase management believes is due to other new accounts.

     Operating activities used $72,000 of cash for the three months ended March 31, 2003, as compared to operating activities using $17,000 of cash for the comparable prior year period. The increase in the use of cash was primarily due to prepaid expenses for advertising from a marketing co-op fund established by Toshiba.

     Investing activities used $6,000 of cash for the three months ended March 31, 2003, as compared to $3,000 provided for the comparable prior year period. The increase in the cash used for investing activities was primarily attributable to acquisition of fixed assets for replacement of computer hardware.

     Financing activities provided $83,000 in cash for the three months ended March 31, 2003, as compared to financing activities providing $-0-for the comparable prior year period. The increase in cash provided by financing activities was primarily attributable to an increase in funds borrowed by us and sales of our Company's equity. Of the cash provided by financing activities for the three months ended March 31, 2003, $25,000 of the total amount was attributable to a loan from one individual who is an acquaintance of management. In March, 2003, we issued a promissory note for $25,000 with an interest rate of 7%. The note is due on June 30, 2003. Also in March, $30,000 was provided by net proceeds from a private stock offering of shares of Series A preferred stock. The Series A shares are convertible into common shares at the option of the holder at the rate of 70% of the average bid price of the common stock on the conversion date, based upon the value of the Series A shares being converted which is deemed to be $1,000 per share. The remaining $28,000 was provided by net proceeds from a private stock offering of shares of common stock to one individual who is a director.

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

     At March 31, 2003, we had an outstanding balance on a line of credit with Los Alamos National Bank which was originally due on July 24, 2002.
The outstanding principal amount due at that date was $300,000, plus interest of $10,545. On July 24, 2002, we negotiated a three month extension on the repayment of the outstanding balance of the line of credit by reducing the principal amount of the debt with the payment of $50,000 and the payment of the interest due. At October 24, 2002, we negotiated a six month extension of the amount due on the line of credit by paying
$25,000 of the principal amount due and $4,555 in interest due. On April 24, 2003 another six month extension was negotiated by the payment of $12,500 of the principal amount due and $7,000 in interest due. The loan is now due October 24, 2003, and the principal balance due for this line of credit is now $212,500. Our inability to retire this debt, negotiate an extension of the payment amount and/or date, or obtain an alternative loan would likely have a material negative impact on our business, and could impair our ability to continue operations if the bank foreclosed on the note.

     We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months. Our current commitments consist primarily of lease obligations for office space. There is no assurance that our capital resources are sufficient to meet our present obligations and those to be incurred in the normal course of business for the next twelve months. If we are unable to secure additional sources of capital, or significantly increase revenues from operations, we may not be able to continue operating.

FORWARD-LOOKING STATEMENTS

     This report contains statements that plan for or anticipate the future. Forward-looking statements include statements about the future of operations involving the marketing and maintenance of products which manage large volumes of media or digital material, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this report forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Although management believe that any forward-looking statements it makes in this report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include the following:

  *  Rapid changes in technology relating to the Internet;
  *  the continued growth and use of the Internet;
  *  changes in government regulations;
  *  changes in our business strategies;
  *  hardware failure of a catastrophic proportion;
  * terrorist interference with the operation of the Internet or effects of terrorist activities on the economy;
  * difficulty recruiting and retaining staff of sufficient technical caliber to provide adequate and on-going customer support and product maintenance and development;
  * failure to successfully market our products through the Internet and our representatives;
  * the inability to locate sources to retire our line of credit or to obtain alternative lending sources; and
  *  the inability to solve cash flow problems.

     In light of the significant uncertainties inherent in the forward-looking statements made in this report, particularly in view of our early stage of operation, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

                                  PART II

ITEM 1.  LEGAL PROCEEDINGS

     Although this report contains no reportable legal proceedings, we are delinquent in payment to a number of service or product providers, any one of which could institute legal proceedings against us in the future. Management is actively working with these creditors to settle the amounts owed or negotiate more favorable payment terms. There is no assurance that management will be successful in settling these accounts or renegotiating payment terms. If we are unsuccessful in doing so, the enforcement of collection of the amounts owed could have a material negative impact on our business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended March 31, 2003, the following securities were sold by us without registering the securities under the Securities Act:

  * In March 2003 we borrowed $25,000 from First Mirage, Inc. and issued a promissory note to evidence the loan. The promissory note bears interest at 7% per annum; principal and interest are due on June 30, 2003. The note was issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) thereof, as a transaction by an issuer to accredited investors, and pursuant to the provisions of Rule 506 of Regulation D. The lender did not enter into the transaction as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. The lender was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance.

  * In March 2003 we issued 30 shares of Series A Convertible Preferred Stock to two accredited investors for gross proceeds of $30,000. We also granted registration rights for the shares of common stock into which the Series A Convertible Preferred Stock may be converted.
     These securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) thereof, as a transaction by an issuer to accredited investors, and pursuant to the provisions of Rule 506 of Regulation D. Each of the investors acknowledged the investment nature of the securities issued and consented to the imposition of restrictive legends upon the certificates evidencing the shares. The investors did not enter into the transaction as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each investor was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance.

  * In February 2003 we granted options to Gerald Grafe to purchase 1,000,000 shares of our common stock at any time before February 28, 2013, at $0.06 per share. These securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving a public offering. Mr. Grafe acknowledged the investment nature of the securities issued and consented to the imposition of restrictive legends upon the certificates evidencing the options. Mr. Grafe did not enter into the transaction as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Grafe was provided access to information similar to the type of information which would be included in a prospectus and was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance.

  * In January 2003 we issued 250,000 shares of common stock to one accredited investor for gross proceeds of $28,000. These securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) thereof, as a transaction by an issuer to accredited investors, and pursuant to the provisions of Rule 506 of Regulation D. The investor acknowledged the investment nature of the securities issued and consented to the imposition of restrictive legends upon the certificates evidencing the shares. The investor did not enter into the transaction as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. The investor was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance.

ITEM 5.  OTHER INFORMATION

     On February 3, 2003, the Board of Directors adopted a resolution creating a new series of preferred stock designated as Series A Convertible Preferred Stock. This new series consists of 1,000 shares of our preferred stock with no preference as to dividends. The Series A shares are convertible into common shares at the option of the holder at the rate of 70% of the average bid price of the common stock on the conversion date, based upon the value of the Series A shares being converted which is deemed to be $1,000 per share. No Series A shares are convertible at less than $0.05 per share or more than $.025 per share. Any shares of Series A stock outstanding at April 30, 2006 will be automatically converted into common stock. The Series A shares have no voting rights and are not redeemable by us. In the event of liquidation, dissolution, or winding up, the Series A shares will have a preference up to $1,000 per share.

     On March 5, 2003, the Board of Directors authorized the issuance of 1,500,000 shares of restricted common stock to Brian McGowan for consulting services. As of the date of this report, the certificate representing these shares has not been issued, but management anticipates issuing the certificate as soon practicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.  The following exhibits are attached to this report:

          4.7 Designation of Series A Convertible Preferred Stock filed with the State of Delaware on February 5, 2003

          4.8  Form of Series A Convertible Preferred Stock Certificate

          10.13 Form of Registration Rights for Common Stock underlying Series A Convertible Preferred Stock

          99.1 Written Statement of the Chief Executive Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

          99.2 Written Statement of the Principal Financial Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

     (b) Reports on Form 8-K. A current report on Form 8-K dated January 20, 2003, was filed on January 24, 2003. The report announced under Item 4 the engagement of Beckstead and Watts, LLP as new independent accountants.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   NMXS.com, INC.

Date:  May 20, 2003                By /s/ Richard Govatski
                                      Richard Govatski, President

Date:  May 20, 2003                By /s/ Teresa Dickey
                                      Teresa Dickey, Principal Financial Officer

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

Date:  May 20, 2003
                              /s/ Richard Govatski
                              Richard Govatski, President & CEO

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

Date:  May 20, 2003
                              /s/ Teresa Dickey
                              Teresa Dickey, Principal Financial Officer