Form 10QSB
period 2003-06-30
NMXS COM  INC
filed 2003-08-20
CIK 1101865

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-QSB


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2003

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 18, 2003, there were 27,758,387 shares of the Registrant's Common Stock outstanding.

                                  PART I
                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     NMXS.com, Inc.  and Subsidiaries
                        Consolidated Balance Sheets
                                (unaudited)


                                                             June 30,
                                                               2003
                                                           ------------
Assets

Current assets:
  Cash and equivalents                                     $    15,000
  Accounts receivable, net                                     379,000
  Inventory                                                      6,000
  Prepaid expenses and other assets                             52,000
                                                            ----------
     Total current assets                                      452,000

Furniture, equipment and improvements, net                     184,000
Security deposits                                               39,000
Goodwill, net                                                   75,000
                                                            ----------
                                                           $   750,000
                                                            ==========

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                             218,000
  Accrued expenses                                             478,000
  Deferred revenue                                              40,000
  Notes payable                                                300,000
                                                            ----------
     Total current liabilities                               1,036,000

Stockholders' equity:
  Preferred stock, $0.001 par value, 500,000 shares
   authorized, no shares issued and outstanding                   -
  Common stock, $0.001 par value, 50,000,000 shares
   authorized, 27,258,387 shares issued and outstanding         28,000
  Additional paid-in capital                                 8,439,000
  Subscriptions payable                                         30,000
  Deferred compensation                                        (40,000)
  Prior period adjustment                                       (6,000)
  Retained (deficit)                                        (8,737,000)
                                                            ----------
                                                              (286,000)
                                                            ----------
                                                           $   750,000
                                                            ==========


The accompanying notes are an integral part of these financial statements.

                     NMXS.com, Inc.  and Subsidiaries
                   Consolidated Statements of Operations
                                (unaudited)

                                                         For the three months ended     For the six months ended
                                                                  June 30,                      June 30,
                                                         --------------------------    --------------------------
                                                             2003          2002            2003          2002
                                                         ------------  ------------    ------------  ------------
Revenue
  Software sales and maintenance                         $   124,000   $   155,000     $   490,000   $   262,000
  Custom programming                                          21,000        18,000          49,000        83,000
  License fees                                                15,000       563,000          15,000       911,000
  Scanning services                                           35,000        18,000          71,000        20,000
  Other                                                        2,000          -              2,000          -
                                                          ----------    ----------      ----------    ----------
                                                             197,000       754,000         627,000     1,276,000
Operating costs and expenses:
  Cost of services                                            78,000        97,000         165,000       261,000
  General and administrative                                 283,000       469,000         558,000       837,000
  Research and development                                    27,000        37,000          62,000        94,000
  Bad debt expense                                           501,000          -            501,000          -
                                                          ----------    ----------      ----------    ----------
     Total operating costs and expenses                      889,000       603,000       1,286,000     1,192,000
                                                          ----------    ----------      ----------    ----------
Net operating profit (loss)                                 (692,000)      151,000        (659,000)       84,000

Other (expense):
  Interest income                                               -             -               -            1,000
  Interest (expense)                                          (5,000)       (6,000)        (14,000)      (13,000)
  (Loss) on disposal of fixed assets                            -          (25,000)           -          (25,000)
                                                          ----------    ----------      ----------    ----------
     Total other (expense)                                    (5,000)      (31,000)        (14,000)      (37,000)
                                                          ----------    ----------      ----------    ----------
Net income (loss)                                        $  (697,000)  $   120,000     $  (673,000)  $    47,000
                                                          ==========    ==========      ==========    ==========

Weighted average number of
  common shares outstanding - basic and fully diluted     26,249,021    22,808,000      25,687,301    22,393,000
                                                          ==========    ==========      ==========    ==========

Net income (loss) per share - basic and fully diluted    $     (0.03)  $      0.01     $     (0.03)  $      0.00
                                                          ==========    ==========      ==========    ==========

  The accompanying notes are an integral part of these financial statements.

                     NMXS.com, Inc.  and Subsidiaries
                   Consolidated Statements of Cash Flows
                                (unaudited)

                                                                         For the six months ended
                                                                                  June 30,
                                                                        ---------------------------
                                                                            2003           2002
                                                                        ------------   ------------
Cash flows from operating activities
 Net income (loss)                                                      $  (673,000)   $    47,000
 Adjustments to reconcile net income (loss) to
  net cash (used) by operating activities:
   Prior period adjustment                                                   (6,000)          -
   Common stock issuable for services                                          -              -
   Common stock issued for salaries                                          69,000         82,000
   Common stock issued for services                                         109,000        187,000
   Stock options issued for services                                          9,000        115,000
   Bad debt expense                                                         501,000           -
   Depreciation and amortization                                             45,000         49,000
   Loss on disposal of fixed assets                                            -            25,000
  Changes in:
   Restricted cash                                                             -            (1,000)
   Accounts receivable                                                     (237,000)      (320,000)
   Estimated earnings in excess of billings on uncompleted contracts           -            18,000
   Prepaid expenses and other assets                                        (10,000)        11,000
   Officer advances                                                           1,000        (18,000)
   Accounts payable                                                         (97,000)       101,000
   Accrued expenses                                                         160,000           -
   Deferred revenue                                                          40,000       (380,000)
                                                                         ----------     ----------
 Net cash (used) by operating activities                                    (89,000)       (84,000)

Cash flows from investing activities
  Acquisition of fixed assets                                                (6,000)        (3,000)
  Security deposits                                                            -             2,000
                                                                         ----------     ----------
 Net cash provided (used) by investing activities                            (6,000)        (1,000)

Cash flows from financing activities
  Proceeds from notes payable                                                25,000         63,000
  Repayment of note payable                                                 (12,000)          -
  Net proceeds from the issuance of common stock                             28,000           -
  Increase in subscriptions payable                                          30,000           -
                                                                         ----------     ----------
 Net cash provided by financing activities                                   71,000         63,000
                                                                         ----------     ----------
Net increase (decrease) in cash and equivalents                             (24,000)       (22,000)
Cash and equivalents - beginning                                             39,000         57,000
                                                                         ----------     ----------
Cash and equivalents - ending                                           $    15,000    $    35,000
                                                                         ==========     ==========

Supplemental disclosures:
  Interest paid                                                         $      -       $    10,000
                                                                         ==========     ==========
  Income taxes paid                                                     $      -       $      -
                                                                         ==========     ==========

Non-cash transactions:
  Disposal of fixed asset and corresponding reduction
   in accounts payable                                                  $      -       $   327,000
  Common shares issuable for leasehold improvements
   and prepaid rent                                                            -            62,000
  Acquisition of investment                                                    -          (225,000)
  Disposition of investment                                                    -           225,000

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

NOTE C - ACCOUNTS RECEIVABLE

During the six months ended June 30, 2003, the Company elected to write off $500,000 of accounts receivable to bad debt due to one customer. The Company is no longer doing business with this customer and is in negotiations to collect the entire balance.

NOTE D - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of June 30, 2003 consisted of the following:

     Computers                           $   300,000
     Furniture, fixtures and equipment       144,000
     Leasehold improvements                   83,000
                                          ----------
                                             527,000
     Accumulated depreciation               (343,000)
                                          ----------
                                             184,000
                                          ==========

                     NMXS.com, INC.  AND SUBSIDIARIES
                Notes to consolidated Financial Statements


NOTE E - NOTE PAYABLE

During January 2001, the Company borrowed $300,000. The loan is collateralized by substantially all of the Company's assets and personally guaranteed by an officer of the Company. Additional collateral was provided by a letter of credit issued by a then unrelated third party. The letter of credit expired on January 19, 2002. The note was renewed with a due date of July 24, 2002 at a current interest rate of 7%. On July 24, 2002, the Company paid $50,000 of principal and $10,525 of interest. The remaining $250,000 of principal was extended to October 24, 2002 at a current interest rate of 7%. On October 24, 2002 the Company paid $25,000 of principal and $4,555 of interest. On April 24, 2003, the Company paid $12,224 of principal and $12,768 of interest. The remaining $212,849 of principal was extended until October 15, 2003 at a current interest rate of 7%. As of June 30, 2003, the Company had a balance due of $212,849.

On April 22, 2002, the Company borrowed $50,000. The loan is due on April 23, 2003 at a current interest rate of 10% per annum. This note is secured by 500,000 shares of the Company's $0.001 par value common stock. As of June 30, 2003, the Company is in default and is negotiating with the note holder.

In April 2002, the Company borrowed $12,500. The loan is due on demand and bears no interest. As of June 30, 2003, the Company had a balance due of $12,500.

On March 1, 2003, the Company borrowed $25,000. The loan is due on June 30, 2003 at a current interest rate of 7% per annum. As of June 30, 2003, the Company had a balance due of $25,000.

NOTE F - CAPITAL TRANSACTIONS

Preferred stock:

During the six month period ended June 30, 2003, the Company effected the following stock transactions:

The Company received a total of $30,000 from three individuals to purchase 30 shares of the Company's $0.001 par value preferred stock. As of June 30, 2003, the Company had the preferred stock offering open and the total amount is considered subscriptions payable. Upon the close of the offering, all of the shareholders will receive their preferred stock.

Common stock:

During the six month period ended June 30, 2003, the Company effected the following stock transactions:

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

                     NMXS.com, INC.  AND SUBSIDIARIES
                Notes to consolidated Financial Statements


On March 31, 2003, the Company issued a total of 10,000 shares of the Company's $0.001 par value common stock to its independent contractors for services rendered in the amount of $1,100.

On April 17, 2003, the Company issued a total of 100,000 shares of the Company's $0.001 par value common stock to a former director for services rendered in the amount of $20,000.

On May 16, 2003, the Company issued a total of 170,000 shares of the Company's $0.001 par value common stock to its independent contractor for services rendered in the amount of $17,000.

On May 30, 2003, the Company issued a total of 42,500 shares of the Company's $0.001 par value common stock to its independent contractor for services rendered in the amount of $2,975.

On June 6, 2003, the Company issued a total of 1,557,611 shares of the Company's $0.001 par value common stock to its independent contractors for services rendered in the amount of $108,000.

Warrants:

During the six month period ended June 30, 2003 there were no warrants issued or exercised.

Stock options:

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation prescribed therein are shown below. Exercise prices and weighted-average contractual lives of stock options outstanding as of June 30, 2003 are as follows:

            Options Outstanding                       Options Exercisable
--------------------------------------------   ---------------------------------
                               Weighted        Weighted                 Weighted
                                Average        Average                  Average
 Exercise       Number         Remaining       Exercise     Number      Exercise
  Prices      Outstanding   Contractual Life    Prices    Exercisable    Price
-----------   -----------   ----------------   --------   -----------   --------
$0.10-$0.30    1,644,000          9.32          $0.19      1,347,000     $0.21
$0.31-$0.50    1,139,000          8.06          $0.39        449,000     $0.39
$0.54-$0.83      693,000          2.61          $0.70        643,000     $0.67
$1.25-$2.13      180,000          7.05          $1.69        180,000     $1.69


Summary of Options Granted and Outstanding:

                                 For the six months ended June 30,
                           ---------------------------------------------
                                   2003                    2002
                           ---------------------   ---------------------
                                        Weighted                Weighted
                                        Average                 Average
                                        Exercise                Exercise
                             Shares      Price       Shares      Price
                           ----------   --------   ----------   --------
     Options:
     Outstanding at
     beginning of year     2,526,000     $0.63     2,202,000     $0.77
     Granted               1,000,000     $0.29       255,000     $0.34
     Cancelled                (6,000)    $1.25        (2,000)    $1.25
                           ---------     -----     ---------     -----
     Outstanding at
     end of year           3,520,000     $0.63     2,455,000     $0.72
                           =========     =====     =========     =====

                     NMXS.com, INC.  AND SUBSIDIARIES
                Notes to consolidated Financial Statements


On February 27, 2003, the Company granted 1,000,000 stock options to Gerald Grafe with an exercise price of $0.06, equal to the fair value of the common stock, with a contractual life of 5 years and the options vest immediately. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $12,800. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 4.42%, zero dividend yield, volatility of the Company's common stock of 122%, and an expected life of the options of ten years.

The following table summarizes the pro forma operating results of the Company for June 30, 2003 had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

     Proforma net income (loss) available to common stockholders  $ 24,000

     Proforma basic and diluted loss per share                    $   0.00

NOTE G - COMMITMENTS

Leases:

The Company leases office space, equipment and an automobile under operating leases. Future minimum lease payments as of June 30, 2003 are as follows:

               Year        Amount
               ----      ----------
               2003      $  121,000
               2004          70,000

Rent expense for the period ended June 30, 2003 amounted to $61,000.

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer
(CEO). The term of the employment agreement is for three years commencing on January 1, 2000. The agreement allows for a one year renewal option unless terminated by either party. Base salary is $120,000 per annum with available additional cash compensation as defined in the agreement. Compensation under this agreement of $30,000 is included in general and administrative expenses for the period ended June 30, 2003. As of June 30, 2003 the Company is currently negotiating the terms of the renewal with its President and CEO. The non-competition agreement commences upon the termination of the employment agreement for a period of one year. As of June 30, 2003, there was a total of $179,000 in accrued payroll.

NOTE H - MAJOR CUSTOMERS

During the six month period ended June 30, 2003, one customer accounted for 49% of the Company's revenue. The Company recognized $245,000 as revenue from barter agreements for the six months ended June 30, 2003.

As of June 30, 2003, balances due from one customer comprised 66% of total accounts receivable.

NOTE I - REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on separate legal entities. New Mexico Software, Inc. (NMS) derives revenues from the development and marketing proprietary internet technology-based software and Working Knowledge, Inc. (WKI) provides data maintenance services related to NMS digital asset management system. Information related to the Company's reportable segments for 2003 is as follows:

                     NMXS.com, INC.  AND SUBSIDIARIES
                Notes to consolidated Financial Statements


                                     NMS           WKI          Total
                                 -----------   -----------   -----------
     Revenue                     $   616,000   $    11,000   $   627,000

     Cost of services                138,000        27,000       165,000
     General and administrative      496,000        62,000       558,000
     Research and development         62,000          -           62,000
     Bad debt expense                500,000         1,000       501,000
                                  ----------    ----------    ----------
     Operating income (loss)     $  (580,000)  $   (79,000)  $  (659,000)
                                  ==========    ==========    ==========

     Total assets                $   597,000   $   153,000   $   750,000
                                  ==========    ==========    ==========

WKI revenue consists primarily of software maintenance and scanning services.

A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

     Segment's operating income                    $  (659,000)
     Other income (expense)                            (14,000)
                                                    ----------
     Consolidated net income/comprehensive income  $  (673,000)
                                                    ==========

Prior to acquisition of WKI, in April 2000, the Company operated within one business segment.

For the six month period ended June 30, 2003, amortization and depreciation expense amounted to $32,301 and $12,260 for NMS and WKI, respectively. Also, total fixed asset additions amounted to $6,000 and $0 for NMS and WKI, respectively.

NOTE J - CONTINGENCIES AND OTHER LIABILITIES

Contingencies:

As of June 30, 2003, the Company had accumulated debt totaling $55,000 in line charges with Sprint. The Company was also owed commissions in connection with its contract with Sprint as a Sprint Data Partner. The Company and Sprint have agreed in principle to apply the outstanding commissions to the debt thereby reducing the debt from $55,000 to $16,000. The Company expects to pay the $16,000 over a period of 16 months starting Feb 2003. During the six months period ended June 30, 2003, the Company has paid a total of $5,000 to Sprint.

As of June 30, 2003, the Company was in dispute with Sun Microsystems, Inc.
(Sun) over the terms of equipment leased from Sun whereby the Company continued to make lease payments and failed to notify Sun past the lease termination date during 2002. The Company ceased making payments in October 2002 until the matter was resolved. Sun is pursuing collection of payments it considers in arrears totaling $18,000. The Company claims that the missed termination date is a technicality, and that it has overpaid Sun by $50,000. The Company intends to return the equipment to Sun as settlement in full, and does not consider this to impair its ability to continue servicing its customer base. On July 23, 2003, the Company settled with Sun and agreed to pay a total of $1,000 and return the equipment to Sun.

                     NMXS.com, INC.  AND SUBSIDIARIES
                Notes to consolidated Financial Statements


Outstanding Payroll Taxes:

The Company has unpaid Federal and State payroll taxes totaling $277,371 as of June 30, 2003. No action has been taken by the Company or the Internal Revenue Service (IRS) to negotiate payment terms, and no plan for repayment has been determined by the Company. The penalties and interest associated with this liability is estimated to be in excess of 10% of the total payroll taxes due, but has not been accrued because the Company feels that until a settlement is reached with the IRS the Company cannot reasonably determine the amount due in penalties and interest. On June 1, 2003, the Company settled with the State of New Mexico and agreed to pay $1,000 per month of past due payroll taxes plus the current amount due. During the six months ended June 30, 2003, the Company paid a total of $2,000 of past due payroll taxes.

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

     Our engineers upgraded our customized technology which permits the installation of a high-speed 6Ghz "Triage" data clusters. This provides increased speed, redundancy, failover capability, and load balancing to our AssetWare enterprise database. The system also helps balance image and data processing server side loads. Management believes this upgrade is a normal part of the business of the company and allows us to remain competitive in this industry. We currently offer this upgrade to our software. Management has assessed that this technology will help our business become more competitive on future AssetWare software sales.

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

     During third quarter of 2002, we finalized the arrangements to preload our Linux-based Digital Filing Cabinet software, formerly available only on our AssetWare enterprise software, on Toshiba's Magnia SG20 and Z series servers. Management believes this arrangement is designed to appeal to small business and consumers who desire to organize, store, find, and manage information at a reasonable cost. Management has seen the results of the first two quarters of 2003 sales as a good beginning for the Digital File Cabinet. We have begun a marketing program through the assistance of Toshiba to start identifying new dealer potential among copier resellers and computer resellers. Thus far, we have attracted 25 new resellers to the program and our staff is currently training and educating the resellers in selling the product.

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

     Notwithstanding the foregoing, we recognize revenue from sales of proprietary software which do not require further commitment from us upon shipment. During 2002 we shipped software under a contract with Physicians Telehealth Network ("PTN") and recognized $500,000 in license fees from the sale. The agreement with PTN provided for the licensing of the technology for $500,000, which amount was recorded as income during 2002. In the first quarter, 2003, certain of PTN's assets were taken over by a group of investors headed by Kurt Grossman and the initial contract we received continued with the new investor group named Doctors Telehealth Network ("DTN"). DTN has made no payments under the contract. Management does not intend to pursue the contract and has rescinded the license granted in the agreement.

THREE AND SIX MONTHS ENDED JUNE 30, 2003, COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2002

     A summary of operating results for the three months ended June 30, 2003 and 2002 is as follows:

                                      2003                   2002
                                           % of                  % of
                                Amount    Revenue      Amount    Revenue
                              ----------  --------   ----------  --------
     Revenues                 $  197,000      100%   $  754,000      100%
     Cost of services             78,000     39.6%       97,000     12.9%
                               ---------              ---------
     Gross profit                119,000     60.4%      657,000     87.1%

     General & administrative    283,000    143.7%      469,000     62.2%
     Research & development       27,000     13.7%       37,000      4.9%
     Bad Debt                    501,000    254.3%            0      0.0%
                               ---------              ---------
                                 811,000    411.7%      506,000     67.1%

     Other income (expense)       (5,000)   (2.5)%      (31,000)   (4.1)%
                               ---------              ---------
     Net income (loss)        $ (697,000) (353.8)%   $  120,000     15.9%
                               =========              =========

                                   2003                    2002
                                   ----                    ----
     Earnings (loss) per share:  $(0.03)                  $0.01

     A summary of operating results for the six months ended June 30, 2003 and 2002 is as follows:

                                      2003                   2002
                                           % of                  % of
                                Amount    Revenue      Amount    Revenue
                              ----------  --------   ----------  --------
     Revenues                 $  627,000      100%   $1,276,000      100%
     Cost of services            165,000     26.3%      261,000     20.5%
                               ---------              ---------
     Gross profit                462,000     73.7%    1,015,000     79.6%

     General & administrative    558,000     89.0%      837,000     65.6%
     Research & development       62,000      9.9%       94,000      7.4%
     Bad Debt                    501,000     79.9%            0      0.0%
                               ---------              ---------
                               1,121,000    178.8%      931,000     73.0%

     Other income (expense)      (14,000)   (2.2)%      (37,000)   (2.9)%
                               ---------              ---------
     Net income (loss)        $ (673,000) (107.3)%   $   47,000      3.7%
                               =========              =========

                                   2003                    2002
                                   ----                    ----
     Earnings (loss) per share:  $(0.03)                 $(0.00)


     Revenues. Total revenues decreased 73.9%, or $557,000, for the three months ended June 30, 2003, as compared to the same period in the prior year (the "comparable prior year period"). Total revenues decreased 50.9%, or $649,000, for the six months ended June 30, 2003, as compared to the comparable prior year period. These revenues were generated from the following four revenue streams:

  * Revenues generated by software maintenance decreased 20.0%, or $31,000, for the three months ended June 30, 2003, as compared to the comparable prior year period. Revenues generated by software maintenance increased 187.0%, or $228,000, for the six months ended June 30, 2003, as compared to the comparable prior year period. This increase is attributable to the fact that additional software maintenance programs for existing customers were sold and the reclassification of some income. Software maintenance will remain strong in the future due to an increasing number of customers requiring our services.

  * Custom programming revenue increased 16.7%, or $3,000, for the three months ended June 30, 2003, as compared to the comparable prior year period. Custom programming revenue decreased 41.0%, or $34,000, for the six months ended June 30, 2003, as compared to the comparable prior year period. This decrease was primarily due to a shift from providing customized software services to marketing of developed software products. Management anticipates that the decrease in revenue from custom programming will improve based on new contracts signed with existing customers for upgrades to their systems through the remainder of 2003.

  * Revenues generated by license fees decreased 97.3%, or $548,000, for the three months ended June 30, 2003, as compared to the comparable prior year period. Revenues generated by license fees decreased 98.4%, or $896,000, for the six months ended June 30, 2003, as compared to the comparable prior year period. This decrease is primarily attributable to lack of one time AssetWare enterprise sales in the first quarter compared to the large sale in the first quarter of 2002. Management anticipates that revenues in this category will continue to improve in the remaining quarters of 2003 due to the accounting that will show sales of the Digital Filing Cabinet. Based on the accounting procedure used by Toshiba, royalty reports and payments occur forty five (45) days after the quarter ends.

 * Revenue generated by scanning services and other services increased 94.4%, or $17,000, for the three months ended June 30, 2003, as compared to the comparable prior year period. This type of revenue increased 255%, or $51,000, for the six months ended June 30, 2003, as compared to the comparable prior year period. This increase was primarily due to new contracts received by Working Knowledge division. Although management anticipates that revenues generated by Working Knowledge will increase significantly in the future, the services provided by Working Knowledge will generally be limited to existing or future clients and will not be our primary focus. However, Working Knowledge will continue to accept unsolicited work.

     We continue to rely on a small number of customers to generate our revenues. During the quarter ended June 30, 2003, Toshiba accounted for 49% of the total revenues generated during the quarter. In addition, Forbes.Inc. comprised 66% of the total accounts receivable balance at June 30, 2003.

     Cost of Services. Cost of services decreased 19.6%, or $19,000, for the three months ended June 30, 2003, as compared to the comparable prior year period. Cost of services decreased 36.8%, or $96,000, for the six months ended June 30, 2003, as compared to the comparable prior year period. This decrease was primarily due to a decrease in salaries and compensation. Cost of services as a percentage of revenues increased to 26.3% for the six months ended June 30, 2003 from 20.5% for the comparable prior year period. Management believes this current percentage is more indicative of the percentage of costs associated with revenues in the future, but until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

     General and Administrative. General and administrative expenses decreased 39.7%, or $186,000, for the three months ended June 30, 2003, as compared to the comparable prior year period. General and administrative expenses decreased 33.3%, or $279,000, for the six months ended June 30, 2003, as compared to the comparable prior year period. This decrease was primarily attributable to a reduction in engineering and administrative staff. General and administrative expenses as a percentage of revenues were 89.0% for the six months ended June 30, 2003, as compared to 65.6% for the comparable prior year period. Management believes this current percentage is more indicative of the percentage of general and administrative costs associated with revenues in the future, but until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

     Research and Development. Research and development expenses decreased 27.0%, or $10,000, for the three months ended June 30, 2003, as compared to the comparable prior year period. Research and development expenses decreased 34.1%, or $32,000, for the six months ended June 30, 2003, as compared to the comparable prior year period. This decrease was primarily due to the need to develop additional product areas. Since our products are mature and now in the market, most of the R&D category will be replaced by a Maintenance Development category in the future.

     Bad Debt. Management has determined that the account receivable from Doctors Telehealth Network generated by the sale of a software license for $500,000 is not collectable. Therefore, management has decided to write-off the receivable during the three months ended June 30, 2003.

     Other Income. Interest expense decreased 16.7%, or $1,000, for the three months ended June 30, 2003, as compared to the comparable prior year period. Interest expense increased 7.7%, or $1,000, for the six months ended June 30, 2003, as compared to the comparable prior year period. The increase in interest expense was attributable to accruing interest due on additional promissory notes issued by us.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2003, cash and cash equivalents totaled $15,000, representing a $20,000 decrease from the June 30, 2002, balance of $35,000. Cash used in operations was $89,000 during the first six months of 2003. This compares to cash used in operating activities of $84,000 during the first six months of 2002.

     Our negative cash flow continues to be of concern to management. As discussed below, we suffer from a lack of available cash to meet our continuing operating requirements. At June 30, 2003, we had negative working capital of ($584,000). At June 30, 2003, we also owed approximately $277,371, without penalties and interest, for unpaid federal and state payroll taxes. Amounts due a number of suppliers for services and products remain delinquent which may cause these parties to seek legal action against us to collect delinquent accounts. At June 30, 2003, we had trade accounts payable in the amount of $218,000, of which $9,960 were current as of June 30, 2003, $10,353 were between 31 and 60 days delinquent, $2,997 were between 61 and 90 days delinquent, and $194,561 were over ninety days delinquent. The four largest creditors, excluding taxing agencies, include our original auditor ($98,567), Forbes Magazine ($25,000), our landlord ($16,614), and former legal counsel ($12,583). Management continues to work with our creditors and to seek additional sources of capital, but there is no assurance that it will be successful, or that additional capital can be obtained at rates or terms favorable to us. We also continue to accrue the salary of our president, which at June 30, 2003, was an aggregate of $179,000. We may also settle some of our outstanding liabilities by exchanging shares of our common or preferred stock for amounts owed. Our inability to pay or settle these obligations, especially the amount due to the IRS, could have a material negative impact on our business and could affect our ability to continue as a going concern.

     During the six months ended June 30, 2003, we issued common stock or stock options for salaries and services totaling $187,000, as compared with $384,000 for the comparable prior year period. We anticipate that this downward trend in such compensation will continue as we are able to reduce our compensation expenses and generate more revenue from operations. However, we will likely continue to compensate employees and consultants with equity incentives where possible and during the remainder of 2003 will continue to utilize equity instruments to compensate existing and new employees and consultants hired to minimize cash outlays. We believe this strategy provides the ability to increase stockholder value as well as utilize cash resources more effectively. To support this strategy we may seek an increase in the number of equity securities that can be issued under our existing stock plan in order to allow management greater flexibility in its use of stock based compensation. The continued issuance of equity securities under the stock plan may result in dilution to existing shareholders.

     Investing activities used $6,000 of cash for the six months ended June 30, 2003, as compared to $1,000 for the comparable prior year period. The increase in the cash used for investing activities was primarily attributable to acquisition of fixed assets for replacement of computer hardware.

     Financing activities provided $71,000 in cash for the six months ended June 30, 2003, as compared to financing activities providing $63,000 for the comparable prior year period. The increase in cash provided by financing activities was primarily attributable to an increase in funds borrowed by us and sales of our stock. Of the cash provided by financing activities for the six months ended June 30, 2003, $25,000 of the total amount was attributable to a loan from one corporation. In March 2003 we issued a promissory note for $25,000 with an interest rate of 7%. The note was due on June 30, 2003. We are currently negotiating an extension of this note. Also in March, $30,000 was provided by subscriptions received in a private stock offering of 30 shares of Series A preferred stock. The Series A shares are convertible into common shares at the option of the holder at the rate of 70% of the average bid price of the common stock on the conversion date, based upon the value of the Series A shares being converted which is deemed to be $1,000 per share. The remaining $28,000 was provided by net proceeds from a private stock offering of shares of common stock to one individual who is a director.

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

     At June 30, 2003, we had an outstanding balance on a line of credit with Los Alamos National Bank which was originally due on July 24, 2002. The outstanding principal amount due at that date was $300,000, plus interest of $10,545. On July 24, 2002, we negotiated a three month extension on the repayment of the outstanding balance of the line of credit by reducing the principal amount of the debt with the payment of $50,000 and the payment of the interest due. At October 24, 2002, we negotiated a six month extension of the amount due on the line of credit by paying $25,000 of the principal amount due and $4,555 in interest due. On
April 15, 2003 another six month extension was negotiated by the payment of $12,500 of the principal amount due and $7,500 in interest due. The loan is now due October 15, 2003, and the principal balance due for this line of credit is now $212,500. Our inability to retire this debt, negotiate an extension of the payment amount and/or date, or obtain an alternative loan would likely have a material negative impact on our business, and could impair our ability to continue operations if the bank were to foreclose on the note.

     Our financial statements have been prepared based upon the assumption that we will be able to continue as a going concern. There is no assurance that our marketing efforts will be successful, or that we will be able to achieve the necessary sales volume to sustain our operations. We have incurred net losses and negative cash flows from operations since inception. Also, we operate in a business environment of rapidly changing technology. We are also dependent upon the services of our employees and our consultants, many of whom have been willing to accept equity compensation in lieu of cash. Also, we have incurred significant tax liabilities for unpaid withholding taxes, as well as other significant past due debt. If we are unable to increase our sales volume, we would require additional funding. We have no immediate source or commitment for any additional funding. Further, there is no assurance that such funding, if secured, would be available under acceptable terms. If we are unable to increase our sales volume, satisfy our debts, or obtain additional financing, it is unlikely that we would be able to continue our business. There is no assurance that our capital resources are sufficient to meet our present obligations and those to be incurred in the normal course of business for the next twelve months.

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


                                  PART II

ITEM 1.  LEGAL PROCEEDINGS

     Except as set forth below, this report contains no reportable legal proceedings, we are delinquent in payment to a number of service or product providers, any one of which could institute legal proceedings against us in the future. Management is actively working with these creditors to settle the amounts owed or negotiate more favorable payment terms. There is no assurance that management will be successful in settling these accounts or renegotiating payment terms. If we are unsuccessful in doing so, the enforcement of collection of the amounts owed could have a material negative impact on our business.

     On August 11, 2003, management received electronic notice from Kurt Grossman, the holder of a promissory note issued by us on April 23, 2002, threatening legal action in the collection of the promissory note if we do not make immediate arrangements to repay the note. The note, in the principal amount of $50,000, plus interest in the amount of $5,000, was due on April 23, 2003.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended June 30, 2003, the following securities were sold by us without registering the securities under the Securities Act:

  * In June 2003 we issued 1,500,000 shares of common stock to one accredited investor for services performed under a consulting agreement. These securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) thereof, as a transaction by an issuer to accredited investors, and pursuant to the provisions of Rule 506 of Regulation D. The investor acknowledged the investment nature of the securities issued and consented to the imposition of restrictive legends upon the certificates evidencing the shares. The investor did not enter into the transaction as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. The investor was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance.

  * Also in June 2003 we issued 57,611 shares of common stock to one accredited investor for services performed under an employment agreement. These securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) thereof, as a transaction by an issuer to accredited investors, and pursuant to the provisions of Rule 506 of Regulation D. The investor acknowledged the investment nature of the securities issued and consented to the imposition of restrictive legends upon the certificates evidencing the shares. The investor did not enter into the transaction as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. The investor was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     During the quarter ended June 30, 2003, we were delinquent in the payment of interest and principal on a $50,000 promissory note payable to Kurt and Ann Grossman. The note was due and payable on April 23, 2003, and bears interest of $5,000. As of the filing date of this report, the total amount due on the note is $55,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.  The following exhibits are attached to this report:
          31.1  Certification by Chief Executive Officer
          31.2  Certification by Chief Financial Officer
          32.1  Section 906 Certification of CEO and Principal Financial
                Officer.

     (b) Reports on Form 8-K. A current report on Form 8-K dated April 17, 2003, was filed on April 30, 2003. The report included under Items 9 and 12 an earnings release for the year ended December 31, 2002.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        NMXS.com, INC.

Date:  August 19, 2003                  By /s/ Richard Govatski
                                           Richard Govatski, President


Date:  August 19, 2003                  By /s/ Teresa Dickey
                                           Teresa Dickey, Treasurer
                                           (Principal Financial Officer)