Form 10QSB
period 2003-09-30
NMXS COM  INC
filed 2003-11-20
CIK 1101865

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-QSB


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2003

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 14, 2003, there were 28,508,387 shares of the Registrant's Common Stock outstanding.

                                  PART I
                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NMXS.com, Inc. and Subsidiaries
                        Consolidated Balance Sheets
                                (unaudited)


                                                           September 30,
                                                               2003
                                                           ------------
Assets

Current assets:
  Cash and equivalents                                     $    70,000
  Accounts receivable, net                                     449,000
  Inventory                                                     10,000
  Prepaid expenses and other assets                             53,000
                                                            ----------
     Total current assets                                      582,000
                                                            ----------
Furniture, equipment and improvements, net                     163,000
Security deposits                                               39,000
Goodwill, net                                                   75,000
                                                            ----------
                                                           $   943,000
                                                            ==========

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                             183,000
  Accrued expenses                                             435,000
  Deferred revenue                                              25,000
  Notes payable                                                300,000
                                                            ----------
     Total current liabilities                                 943,000
                                                            ----------
Stockholders' equity:
  Preferred stock, $0.001 par value, 500,000 shares
   authorized, 135 shares issued and outstanding                   -
  Common stock, $0.001 par value, 50,000,000 shares
   authorized, 28,008,387 shares issued and outstanding         28,000
  Additional paid-in capital                                 8,617,000
  Subscriptions payable                                         28,000
  Deferred compensation - related party                       (120,000)
  Prior period adjustment                                       (6,000)
  Retained (deficit)                                        (8,631,000)
                                                            ----------
                                                               (84,000)
                                                            ----------
                                                           $   859,000
                                                            ==========


The accompanying notes are an integral part of these financial statements.

                      NMXS.com, Inc. and Subsidiaries
                   Consolidated Statements of Operations
                                (unaudited)

                                                         For the three months ended     For the nine months ended
                                                                September 30,                  Setpember 30,
                                                         --------------------------    --------------------------
                                                             2003          2002            2003          2002
                                                         ------------  ------------    ------------  ------------
Revenue
  Software sales and maintenance                         $   158,000   $     1,000     $   648,000   $   263,000
  Custom programming                                         151,000        65,000         200,000        99,000
  License fees                                                15,000        13,000          30,000       924,000
  Scanning services                                           50,000       133,000         121,000       202,000
  Other                                                        3,000          -              5,000          -
                                                          ----------    ----------      ----------    ----------
                                                             377,000       212,000       1,004,000     1,488,000
                                                          ----------    ----------      ----------    ----------
Operating costs and expenses:
  Cost of services                                            80,000       181,000         245,000       423,000
  General and administrative                                 143,000       268,000         701,000     1,124,000
  Compensation expense - related party                        15,000          -             15,000          -
  Research and development                                    28,000        44,000          90,000       137,000
  Bad debt expense                                              -             -            501,000          -
                                                          ----------    ----------      ----------    ----------
     Total operating costs and expenses                      266,000       493,000       1,552,000     1,684,000
                                                          ----------    ----------      ----------    ----------
Net operating profit (loss)                                  111,000      (281,000)       (548,000)     (196,000)

Other (expense):
  Interest income                                               -             -               -            1,000
  Interest (expense)                                          (5,000)      (13,000)        (19,000)      (27,000)
  (Loss) on disposal of fixed assets                            -             -               -          (25,000)
                                                          ----------    ----------      ----------    ----------
     Total other (expense)                                    (5,000)      (13,000)        (19,000)      (51,000)
                                                          ----------    ----------      ----------    ----------
Net income (loss)                                        $   106,000   $  (294,000)    $  (567,000)  $  (247,000)
                                                          ==========    ==========      ==========    ==========

Weighted average number of
  common shares outstanding - basic and fully diluted     27,625,235    23,351,000      26,202,099    22,825,000
                                                          ==========    ==========      ==========    ==========

Net income (loss) per share - basic and fully diluted    $      0.00   $     (0.01)    $     (0.02)  $     (0.01)
                                                          ==========    ==========      ==========    ==========

The accompanying notes are an integral part of these financial statements.

                      NMXS.com, Inc. and Subsidiaries
                   Consolidated Statements of Cash Flows
                                (unaudited)

                                                                         For the nine months ended
                                                                               September 30,
                                                                        ---------------------------
                                                                            2003           2002
                                                                        ------------   ------------
Cash flows from operating activities
 Net income (loss)                                                      $  (567,000)   $  (247,000)
 Adjustments to reconcile net income (loss) to
  net cash (used) by operating activities:
   Prior period adjustment                                                   (6,000)          -
   Common stock issued for salaries                                          69,000        108,000
   Common stock issued for services                                         107,000        205,000
   Stock options issued for services                                          9,000        156,000
   Bad debt expense                                                         501,000           -
   Depreciation and amortization                                             65,000         74,000
   Loss on disposal of fixed assets                                            -            25,000
  Changes in:
   Restricted cash                                                             -            (1,000)
   Accounts receivable                                                     (307,000)      (206,000)
   Inventory                                                                (10,000)          -
   Estimated earnings in excess of billings on uncompleted contracts           -            18,000
   Prepaid expenses and other assets                                        (11,000)        31,000
   Officer advances                                                           1,000        (23,000)
   Accounts payable                                                        (132,000)       249,000
   Accrued expenses                                                         117,000        (45,000)
   Deferred revenue                                                          25,000       (413,000)
                                                                         ----------     ----------
 Net cash (used) by operating activities                                   (139,000)       (69,000)
                                                                         ----------     ----------
Cash flows from investing activities
  Acquisition of fixed assets                                                (6,000)        (6,000)
  Security deposits                                                            -             5,000
                                                                         ----------     ----------
 Net cash provided (used) by investing activities                            (6,000)        (1,000)
                                                                         ----------     ----------
Cash flows from financing activities
  Proceeds from notes payable                                                25,000         63,000
  Repayment of note payable                                                 (12,000)       (50,000)
  Net proceeds from the issuance of common stock                             28,000        148,000
  Net proceeds from the issuance of preferred stock                         135,000           -
                                                                         ----------     ----------
 Net cash provided by financing activities                                  176,000        161,000
                                                                         ----------     ----------
Net increase in cash and equivalents                                         31,000         91,000
Cash and equivalents - beginning                                             39,000         57,000
                                                                         ----------     ----------
Cash and equivalents - ending                                           $    70,000    $   148,000
                                                                         ==========     ==========


Supplemental disclosures:
  Interest paid                                                         $      -       $    36,000
                                                                         ==========     ==========
  Income taxes paid                                                     $      -       $      -
                                                                         ==========     ==========

Non-cash transactions:
  Disposal of fixed asset and corresponding reduction
   in accounts payable                                                  $      -       $   327,000
  Common shares issuable for leasehold improvements
   and prepaid rent                                                            -            62,000
  Acquisition of investment                                                    -          (225,000)
  Disposition of investment                                                    -           225,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2002, and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE B - ACCOUNTS RECEIVABLE

During the nine months ended September 30, 2003, the Company elected to write off $500,000 of accounts receivable to bad debt due to one customer. The Company is no longer doing business with this customer and is in negotiations to collect the entire balance.

NOTE C - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of September 30, 2003 consisted of the following:

Computers                           $  300,000
Furniture, fixtures and equipment      144,000
Leasehold improvements                  83,000
                                     ---------
                                       527,000
Accumulated depreciation              (364,000)
                                     ---------
                                       163,000
                                     =========

NOTE D - NOTE PAYABLE

During January 2001, the Company borrowed $300,000. The loan is collateralized by substantially all of the Company's assets and personally guaranteed by an officer of the Company. Additional collateral was provided by a letter of credit issued by a then unrelated third party. The letter of credit expired on January 19, 2002. The note was renewed with a due date of July 24, 2002 at a current interest rate of 7%. On July 24, 2002, the Company paid $50,000 of principal and $10,525 of interest. The remaining $250,000 of principal was extended to October 24, 2002 at a current interest rate of 7%. On October 24, 2002 the Company paid $25,000 of principal and $4,555 of interest. On April 24, 2003, the Company paid $12,224 of principal and $12,768 of interest. The remaining $212,849 of principal was extended until October 15, 2003 at a current interest rate of 7%. As of September 30, 2003, the Company had a balance due of $212,849. On October 20, 2003, the Company has negotiated a payment of $25,000 in principal and $7,500 in interest and extended the note to April 23, 2004.

On April 22, 2002, the Company borrowed $50,000. The loan is due on April 23, 2003 at a current interest rate of 10% per annum. This note is secured by 500,000 shares of the Company's $0.001 par value common stock. As of September 30, 2003, the Company is in default and is negotiating with the note holder.

                     NMXS.com, INC. AND SUBSIDIARIES
                Notes to Consolidated Financial Statements


In April 2002, the Company borrowed $12,500. The loan is due on demand and bears no interest. As of September 30, 2003, the Company had a balance due of $12,500.

On March 1, 2003, the Company borrowed $25,000. The loan was due on September 30, 2003 at a current interest rate of 7% per annum. On August
29, 2003, the note was extended to December 31, 2003.   As of September 30,
2003, the Company had a balance due of $25,000.

NOTE E - CAPITAL TRANSACTIONS

Preferred stock:

During the nine month period ended September 30, 2003, the Company effected the following stock transactions:

The Company received a total of $135,000 from four individuals to purchase
135 shares of the Company's $0.001 par value preferred stock. As of August 31, 2003, the Company closed the preferred stock offering and all of the shareholders will receive their preferred stock.

Common stock:

During the nine month period ended September 30, 2003, the Company effected the following stock transactions:

On January 13, 2003, the Company issued a total of 65,351 shares of the Company's $0.001 par value common stock to its employees in lieu of salary which was valued at $12,000.

On January 31, 2003, the Company agreed to issue 250,000 shares of its $0.001 par value common stock to an individual for cash of $28,000. As of September 30, 2003, the shares have not been issued and the total amount is considered subscriptions payable.

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

On May 16, 2003, the Company issued a total of 170,000 shares of the Company's $0.001 par value common stock to an independent contractor for services rendered in the amount of $17,000.

On May 30, 2003, the Company issued a total of 42,500 shares of the Company's $0.001 par value common stock to an independent contractor for services rendered in the amount of $2,975.

On June 6, 2003, the Company issued a total of 57,611 shares of the Company's $0.001 par value common stock to an independent contractor for services rendered in the amount of $4,000.

                     NMXS.com, INC. AND SUBSIDIARIES
                Notes to Consolidated Financial Statements


On June 6, 2003, the Company issued a total of 1,500,000 shares of the Company's $0.001 par value common stock to a shareholder of the Company as part of a five year consulting agreement in the amount of $90,000. The entire amount is considered deferred compensation.

On August 1, 2003, the Company issued a total of 500,000 shares of the Company's $0.001 par value common stock to a shareholder of the Company as part of a five year consulting agreement in the amount of $30,000. The entire amount is considered deferred compensation.

On September 18, 2003, the Company issued a total of 250,000 shares of the Company's $0.001 par value common stock to a shareholder of the Company as part of a five year consulting agreement in the amount of $15,000. The entire amount is considered deferred compensation.

On September 30, 2003, the Company adjusted deferred compensation in the amount of $15,000.

Warrants:

On August 29, 2003, the Company issued a total of 1,000,000 warrants to a notes payable holder which gives them the right to purchase up to 1,000,000 shares of the Company's $0.001 par value common stock at $0.08 per share. The warrants can be exercised at any time until August 29, 2008.

During the nine month period ended September 30, 2003, no warrants have been exercised.

Stock options:

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation prescribed therein are shown below. Exercise prices and weighted-average contractual lives of stock options outstanding as of September 30, 2003 are as follows:

            Options Outstanding                       Options Exercisable
--------------------------------------------   ---------------------------------
                                Weighted       Weighted                 Weighted
                                Average        Average                  Average
 Exercise       Number         Remaining       Exercise     Number      Exercise
  Prices      Outstanding   Contractual Life    Prices    Exercisable    Price
-----------   -----------   ----------------   --------   -----------   --------
$0.05-$0.30    3,144,000          4.64           $0.13     1,347,000     $0.21
$0.31-$0.50    1,139,000          7.56           $0.39       449,000     $0.39
$0.54-$0.83      693,000          2.11           $0.70       643,000     $0.67
$1.25-$2.13      180,000          6.63           $1.69       180,000     $1.69

                     NMXS.com, INC. AND SUBSIDIARIES
                Notes to Consolidated Financial Statements


Summary of Options Granted and Outstanding:

                                 For the Years Ended December 31,
                          ----------------------------------------------
                                  2003                     2002
                          ---------------------   ----------------------
                                       Weighted                 Weighted
                                       Average                  Average
                                       Exercise                 Exercise
                            Shares      Price        Shares      Price
                          ----------   --------   -----------   --------
     Options:
     Outstanding at
      beginning of year   2,526,000     $0.63      2,202,000      $0.77
     Granted              1,700,000     $0.06        225,000      $0.29
     Cancelled               (6,000)    $1.25         (2,000)     $1.25
                          ---------     -----      ---------      -----
     Outstanding at
      end of year         4,220,000     $0.63      2,455,000      $0.63
                          =========     =====      =========      =====


On February 27, 2003, the Company granted 1,000,000 stock options to Gerald Grafe, the Company's former legal counsel, with an exercise price of $0.06, equal to the fair value of the common stock, with a contractual life of 5 years and the options vest immediately. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $12,800. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 4.42%, zero dividend yield, volatility of the Company's common stock of 122%, and an expected life of the options of ten years.

The following table summarizes the pro forma operating results of the Company for September 30, 2003. The compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

     Proforma net income (loss) available to common stockholders   $ 24,000

     Proforma basic and diluted loss per share                     $  0.00

NOTE F - COMMITMENTS

Leases:

The Company leases office space in New Mexico and California. Future minimum lease payments as of September 30, 2003 are as follows:

                    Year       Amount
                    ----      --------
                    2003      $121,000
                    2004        76,000

Rent expense for the period ended September 30, 2003 amounted to $98,000.

                     NMXS.com, INC. AND SUBSIDIARIES
                Notes to Consolidated Financial Statements


Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer
(CEO). The term of the employment agreement is for three years commencing on January 1, 2003. The agreement allows for a one year renewal option unless terminated by either party. Base salary is $200,000 per annum with available additional cash compensation as defined in the agreement. The base salary shall be paid in the form of 50 shares of Series A Convertible Preferred stock of the Company payable at the end of each fiscal quarter. The CEO has the option to convert up to 25 shares of Series A Convertible Preferred stock to Common stock at a discount of 30%. Compensation under this agreement of $15,000 is included in general and administrative expenses for the period ended September 30, 2003. The non-competition agreement commences upon the termination of the employment agreement for a period of one year. As of September 30, 2003, there was a total of $15,000 in accrued payroll which will be eliminated upon issuance of the shares of stock.

Consulting agreement:

The Company entered into a consulting agreement with a stockholder to advise the CEO on business strategy and to formulate marketing ideas. The term of the employment agreement is for approximately five years commencing on July 1, 2003 and terminating on December 31, 2008. The shareholder will receive a total of 5,500,000 shares of the Company's $0.001 par value common stock valued at $330,000. As of September 30, 2003, the shareholder was paid a total of 2,250,000 shares of common stock, but he has earned only 250,000 shares and the difference of 2,000,000 shares is considered deferred compensation. During the nine months ended September 30, 2003, the Company has expensed $15,000 in consulting fees.

NOTE G - MAJOR CUSTOMERS

During the nine month period ended September 30, 2003, one customer accounted for 30% of the Company's revenue. The Company recognized $245,000 as revenue from barter agreements for the nine months ended September 30, 2003.

As of September 30, 2003, balances due from one customer comprised 39% of total accounts receivable.

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

                                      NMS            WKI            Total
                                  -----------    -----------    -----------
     Revenue                       $ 979,000      $  25,000     $ 1,004,000

     Cost of services                199,000         46,000         245,000
     General and administrative      597,000         91,000         688,000
     Research and development         90,000           -             90,000
     Bad debt expense                500,000          1,000         501,000
                                    --------       --------      ----------
     Operating income (loss)        (407,000)      (113,000)       (520,000)
                                    ========       ========      ==========

     Total assets                  $ 753,000      $ 106,000     $   859,000
                                    ========       ========      ==========

WKI revenue consists primarily of software maintenance and scanning services.

                     NMXS.com, INC. AND SUBSIDIARIES
                Notes to Consolidated Financial Statements


A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

     Segment's operating income                      ($  520,000)
     Other income (expense)                          (    19,000)
                                                     ------------
     Consolidated net income/comprehensive income    ($  539,000)
                                                     ============

Prior to acquisition of WKI, in April 2000, the Company operated within one business segment.

For the nine month period ended September 30, 2003, amortization and depreciation expense amounted to $282,000 and $81,000 for NMS and WKI, respectively. Also, total fixed asset additions amounted to $6,000 and $0 for NMS and WKI, respectively.

NOTE I - CONTINGENCIES AND OTHER LIABILITIES

Contingencies:

As of September 30, 2003, the Company had accumulated debt totaling $55,000 in line charges with Sprint. The Company was also owed commissions in connection with its contract with Sprint as a Sprint Data Partner. The Company and Sprint have agreed in principle to apply the outstanding commissions to the debt thereby reducing the debt from $55,000 to $16,000. The Company expects to pay the $16,000 over a period of 16 months starting Feb 2003. During the nine months period ended September 30, 2003, the Company has paid a total of $8,000 to Sprint.

As of September 30, 2003, the Company settled with Sun Microsystems, Inc.
(Sun) over the terms of equipment leased from Sun whereby the Company continued to make lease payments and failed to notify Sun past the lease termination date during 2002. The Company ceased making payments in October 2002 until the matter was resolved. Sun is pursuing collection of payments it considers in arrears totaling $78,000. The Company claims that the missed termination date is a technicality, and that it has overpaid Sun by $50,000. On July 23, 2003, the Company settled with Sun and paid a total of $1,000 and has returned the majority of the equipment to Sun and does not consider this to impair its ability to continue servicing its customer base.

As of September 30, 2003, the Company had settled with Eisner, LLP (Eisner) over past due accounting fees totaling $109,000. The Company and Eisner have agreed to settle for $20,000 and in September 2003 the Company has paid the entire amount.

As of September 30, 2003, the Company had settled with TC Albuquerque Ross Interests, LLC and TC Albuquerque Rabina Interest, LLC (Landlord) over past due office rent totaling $29,000. The Company has agreed to issue 365,000 of the Company's $0.001 par value common stock to cancel the outstanding balance due of $29,000 plus $3,500 in anticipated brokerage fees. The Company renegotiated its lease to a month-to-month arrangement at a rate of $3,000 per month.

Outstanding Payroll Taxes:

The Company has unpaid Federal and State payroll taxes totaling $277,371 as of September 30, 2003. No action has been taken by the Company or the Internal Revenue Service (IRS) to negotiate payment terms, and no plan for repayment has been determined by the Company. The penalties and interest associated with this liability is estimated to be in excess of 10% of the total payroll taxes due, but has not been accrued because the Company feels that until a settlement is reached with the IRS the Company cannot reasonably determine the amount due in penalties and interest.

                     NMXS.com, INC. AND SUBSIDIARIES
                Notes to Consolidated Financial Statements


On June 1, 2003, the Company settled with the State of New Mexico and agreed to pay $1,000 per month of past due payroll taxes plus the current amount due. During the nine months ended September 30, 2003, the Company paid a total of $3,000 of past due payroll taxes.

On October 17, 2003, the Company settled with the IRS and agreed to pay $5,000 per month of past due payroll taxes plus the current amount due. During the nine months ended September 30, 2003, the Company paid a total of $0 of past due payroll taxes. On November 1, 2003, the Company has made its first payment of $5,000 to the IRS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

OVERVIEW

     We are a leading provider of digital asset management solutions. We provide services for content owners to better manage the digital lifecycle of intellectual property which includes digitizing, encoding, storing, managing, licensing, and distributing digital files in government, medical, entertainment, and IT markets.

     Our core product, AssetWare, is an enterprise-level platform that manages digital assets or files, which is anything digital that a company or organization would consider an asset. It manages assets by creating catalogs, or groups of assets, catalog hierarchies, users, user groups, and user permissions. The assets are managed by a database that maintains both the membership of the asset in a catalog, or catalogs, and information about the asset. AssetWare's main user interface is a web browser, which makes it accessible and more intuitive to a greater number of users. AssetWare can be run on Solaris or Linux operating systems.

     Our business creates software that is used by our clients on a hosted basis. This model is referred to as an Application Service Provider (ASP). Our clients use our software which we build for them, but the equipment/hosting is the property of NMS. Their fees consist of the following: development fees, monthly hosting fees, and yearly renewal fees. The one time development fee is between $300,000 and $500,000 and there is a renewal fee each year thereafter. The renewal fee is a percentage of the one time development fee. The hosting fees vary depending on the complexity of the site. Current customer sites generate anywhere from $250 monthly to $5,000 monthly. A few new contracts we have sold will generate between $7,500 and $15,000 per month, due mainly to the complexity of the development projects.

     The second type of revenue we receive is from custom programming. Custom programming allows us to make client changes to our standard software code and include such items as tailoring the application to a client's workflow, customizing user and administrative interfaces, custom reporting, user data collection, and multi-division support. The average revenue received from custom programming varies from month to month, but in the past few years it only averaged about $5,000 per month. This revenue source is building and in August and September we received two new contracts for $75,000 and $80,000, respectively, for development work. These contracts were from the U.S. Department of Energy and a large entertainment company. We expect follow on contracts to occur in the fourth quarter and first quarter of 2004.

     The third revenue source consists of professional services. This includes archive scanning, customer support, and database consulting. This business has improved and recently we were awarded a multi-year commitment from a large entertainment studio to scan promotional material from their archive of 8,000 movies. In our business we do not use contracts or purchase orders. We have an agreement on price and performance issues signed by both parties. Billing is performed at the time of delivering the work. The size and scope of the scanning project is approximately 200,000 to 249,000 images. We had thought this business was on a downward slide. With the third quarter agreement we can report that this revenue source is going to pick up again.

     The last type of revenue comes from the sale of our Digital Filing Cabinet software. We have recently augmented the program to provide our own branded servers with our software. In addition, there are monthly maintenance fees for hardware and a recurring yearly maintenance fee for the software upgrades. We will continue to work with OEM hardware vendors to generate revenues from this source.

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

     Notwithstanding the foregoing, we recognize revenue from sales of proprietary software which do not require further commitment from us upon shipment. During 2002 we shipped software under a contract with Physicians Telehealth Network ("PTN") and recognized $500,000 in license fees from the sale. The agreement with PTN provided for the licensing of the technology for $500,000, which amount was recorded as income during 2002. In the first quarter of 2003, certain of PTN's assets were taken over by a group of investors headed by Kurt Grossman and the initial contract we received continued with the new investor group named Doctors Telehealth Network ("DTN"). DTN has made no payments under the contract. During second quarter 2003 management determined that DTN was not going to proceed with the project and we wrote off the receivable related to it. Management does not intend to pursue the contract and has rescinded the license granted in the agreement.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

     A summary of operating results for the three months ended September 30, 2003 and 2002 is as follows:

                                     2003                     2002
                                           % of                    % of
                                Amount    Revenue       Amount    Revenue
                              ----------  -------     ----------  -------
     Revenues                 $  377,000    100%      $  212,000    100%
     Cost of services             80,000     21%         181,000     85%
                               ---------               ---------
     Gross profit                297,000     79%          31,000     15%

     General & administrative    143,000     38%         268,000    126%
     Research & development       28,000      7%          44,000     21%
                               ---------               ---------
                                 171,000     45%         312,000    147%

     Other income (expense)       (5,000)   (1)%         (13,000)   (6)%
                               ---------               ---------
     Net income (loss)        $  106,000     28%      $ (294,000) (139)%
                               =========               =========

                                     2003                     2002
                                    ------                   ------
     Earnings (loss) per share:     $0.00                   $(0.01)

     A summary of operating results for the nine months ended September 30, 2003 and 2002 is as follows:

                                     2003                     2002
                                           % of                    % of
                                Amount    Revenue       Amount    Revenue
                              ----------  -------     ----------  -------
     Revenues                 $1,004,000    100%      $1,488,000    100%
     Cost of services            245,000     24%         423,000     28%
                               ---------               ---------
     Gross profit                759,000     76%       1,065,000     72%

     General & administrative    701,000     70%       1,124,000     76%
     Research & development       90,000      9%         137,000      9%
     Bad Debt                    501,000     50%             -0-
                               ---------               ---------
                               1,292,000    129%       1,261,000     85%

     Other income (expense)      (19,000)   (2)%         (51,000)   (3)%
                               ---------               ---------
     Net income (loss)        $ (567,000)  (56)%      $ (247,000)  (17)%
                               =========               =========

                                     2003                     2002
                                    ------                   ------
     Earnings (loss) per share:    $(0.02)                  $(0.01)


     Revenues. Total revenues increased 78%, or $165,000 for the three months ended September 30, 2003, as compared to the same period in the prior year (the "comparable prior year period"). Total revenues decreased 32%, or $484,000, for the nine months ended September 30, 2003, as compared to the comparable prior year period. Management believes the trend represented by the third quarter of this year is more indicative of future revenue generation. We are developing more customers from our distribution program with the Digital Filing Cabinet and we have initiated a strong sales program. These revenues were generated principally from the following four revenue streams:

  * Revenues generated by software sales and maintenance increased 15,700%, or $157,000, for the three months ended September 30, 2003, as compared to the comparable prior year period. Revenues generated by software maintenance increased 146%, or $385,000, for the nine months ended September 30, 2003, as compared to the comparable prior year period. This increase is attributable to the fact that we are now marketing our product as an off-the-shelf product. The hosting model is less of a factor for us. Our marketing efforts are for continuing the sale of our standard products as compared with building custom products. Management believes software sales and maintenance will remain strong in the future due to an increasing number of customers requiring our services.

  * Custom programming revenue increased 132%, or $86,000, for the three months ended September 30, 2003, as compared to the comparable prior year period. Custom programming revenue increased 102%, or $101,000, for the nine months ended September 30, 2003, as compared to the comparable prior year period. There are some customers that purchase our standard products and require customization, and we continue to offer this service. While this could be a significant growth area for us in the future, it will depend on the customer base and their requirements for customizing our products.

  * Revenues generated by license fees increased 15%, or $2,000, for the three months ended September 30, 2003, as compared to the comparable prior year period. Revenues generated by license fees decreased 96%, or $894,000, for the nine months ended September 30, 2003, as compared to the comparable prior year period. Management believes that this category may not be a significant portion of future revenues. We may license our software, or parts of the software, in certain cases. However, we anticipate most revenues will be generated from software sales of our Digital Filing Cabinet package.

  * Revenue generated by scanning services decreased 62%, or $83,000, for the three months ended September 30, 2003, as compared to the comparable prior year period. This type of revenue decreased 40%, or $81,000, for the nine months ended September 30, 2003, as compared to the comparable prior year period. This part of our business is not a primary focus, although management believes it generates adequate income when scanning contracts are received. Generally, these contracts are made available to us when the promotion budgets are available for new television shows or archived shows. We are unable to predict when and to what extent these budgets will be available in the future. Therefore, management believes revenues in this category may fluctuate in the future depending on the availability of promotional funds from the studios.

     We continue to rely on a small number of customers to generate our revenues. During the nine month period ended September 30, 2003, Toshiba accounted for 30% of the total revenues generated during the period. In addition, Forbes, Inc. comprised 39% of the total accounts receivable balance at September 30, 2003.

     Cost of Services. Cost of services decreased 56%, or $101,000, for the three months ended September 30, 2003, as compared to the comparable prior year period. Cost of services decreased 42%, or $178,000, for the nine months ended September 30, 2003, as compared to the comparable prior year period. This reduction in costs of services is attributable primarily to a reduction of overhead expenses following completion of the primary research and development phase of our software. Cost of services as a percentage of revenues decreased to 24% for the nine months ended September 30, 2003 from 28% for the comparable prior year period. Management believes this current percentage is more indicative of the percentage of costs associated with revenues in the future, but until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

     General and Administrative. General and administrative expenses decreased 47%, or $125,000, for the three months ended September 30, 2003, as compared to the comparable prior year period. General and administrative expenses decreased 38%, or $423,000, for the nine months ended September 30, 2003, as compared to the comparable prior year period. This decrease was primarily attributable to a reduction in engineering and administrative staff, reducing our monthly lease payments for our office space in Albuquerque, and reducing our accounting and legal expenses. General and administrative expenses as a percentage of revenues were 70% for the nine months ended September 30, 2003, as compared to 76% for the comparable prior year period. Management believes this current percentage is more indicative of the percentage of general and administrative costs associated with revenues in the future. However, management believes general and administrative may increase slightly in the future if more customer support and sales persons are required to handle an increase in customers. Until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

     Research and Development. Research and development expenses decreased 36%, or $16,000, for the three months ended September 30, 2003, as compared to the comparable prior year period.

Research and Development expenses decreased 34%, or $47,000, for the nine months ended September 30, 2003, as compared to the comparable prior year period. This decrease was primarily due to less time required to complete product enhancements and a reduction in the number of software developers. It is also attributable to the need to develop additional product areas. Since our products are mature and now in the market, most of the research and development category will have a lesser importance in the future. In addition we will add a maintenance development category in the future.

     Bad Debt. Management has determined that the account receivable from Doctors Telehealth Network generated by the sale of a software license for $500,000 is not collectable. Therefore, management decided to write-off the receivable during the second quarter of 2003. Bad debt expenses as a percentage of revenues were 50% for the nine months ended September 30, 2003, as compared to nothing for the comparable prior year period.

     Other Income (Expense). Interest expense decreased 62%, or $8,000, for the three months ended September 30, 2003, as compared to the comparable prior year period. Interest expense decreased 30%, or $8,000, for the nine months ended September 30, 2003, as compared to the comparable prior year period. The decrease in interest expense was attributable to retiring existing promissory notes and issuing fewer notes.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2003, cash and cash equivalents totaled $70,000, representing a $31,000 increase from the beginning of the period. This increase was attributable to cash generated from our financing activities.

     Operating Activities used net cash of $139,000 for the nine months ended September 30, 2003, compared to $69,000 used during the nine months in the prior year comparable period.

     Our cash flow has improved significantly in that we believe we are able to meet our on-going expenses from our revenues. Nevertheless, at September 30, 2003, we had negative working capital of ($328,000). At September 30, 2003, we also owed approximately $277,371, without penalties and interest, for unpaid federal and state payroll taxes, although we have negotiated a settlement with the state taxing authority and an interim settlement with the IRS. At September 30, 2003, we had trade accounts payable in the amount of $114,041, of which $76,224 were current as of September 30, 2003, and $37,814 were past due. The largest creditor, excluding taxing agencies, is Forbes which is owed $25,000 which we intend to satisfy upon completion of the advertising campaign in first quarter of 2004. The remainder of the past due amounts is owed to our former counsel. We also continue to accrue the salary of our president, which, at September 30, 2003, was an aggregate of $110,800, of which $15,000 was accrued for the nine months ended September 30, 2003.

     During the nine months ended September 30, 2003, we issued common stock or stock options for salaries and services totaling $218,000, as compared with $469,000 for the comparable prior year period. We anticipate that this downward trend in such compensation will continue as we are able to reduce our compensation expenses and generate more revenue from operations. However, we might continue to compensate employees and consultants with equity incentives where possible and during 2003 and part of 2004 may continue to utilize equity instruments. We believe this strategy provides the ability to increase stockholder value as well as utilize cash resources more effectively. To support this strategy we may seek an increase in the number of equity securities that can be issued under our existing stock plan in order to allow management greater flexibility in its use of stock based compensation. The continued issuance of equity securities under the stock plan may result in dilution to existing shareholders.

     Investing activities used $6,000 of cash for the nine months ended September 30, 2003, as compared to $1,000 for the comparable prior year period. The increase in the cash used for investing activities was primarily attributable to acquisition of fixed assets for replacement of computer hardware.

     Financing activities provided $176,000 in cash for the nine months ended September 30, 2003, as compared to financing activities providing $161,000 for the comparable prior year period. The increase in cash provided by financing activities was primarily attributable to funds borrowed by us and sales of our stock. Of the cash provided by financing activities for the nine months ended September 30, 2003, $25,000 of the total amount was attributable to a loan from First Mirage, Inc. In March 2003 we issued a promissory note for $25,000 with an interest rate of 7%. The note was due on September 30, 2003. We negotiated an extension of the note to December 31, 2003. Also during second and third quarters we sold 135 shares of Series A preferred stock. The Series A shares are convertible into common shares at the option of the holder at the rate of 70% of the average bid price of the common stock on the conversion date, based upon the value of the Series A shares being converted which is deemed to be $1,000 per share. During third quarter we received notification from two on the investors holding 105 of the preferred shares of their intention to convert their shares into 1,600,000 shares of common stock. The remaining $28,000 was provided by net proceeds from a private stock offering of 250,000 shares of common stock to John Handley, one of our directors.

     Management anticipates that our primary uses of capital in the future periods will be allocated to working capital purposes. Our business strategy is to achieve growth internally through continued sale of licenses for our AssetWare and Digital Filing Cabinet products, and maintenance of these licenses, and externally through the sale of potentially dilutive securities. We may also continue to incur debt as needed to meet our operating needs. In addition, we may be forced to issue additional equity compensation to employees and outside consultants to meet payroll and pay for needed legal and other services.

     During the quarter ended September 30, 2003, we negotiated the settlement of several outstanding obligations, including the following:

  * We negotiated a reduction in the amount of space we lease at our Albuquerque, New Mexico, facilities to approximately 2,886 square feet and reduced our monthly rent payment to $3,000. We also issued 365,000 shares of our common stock to the landlord in satisfaction of past due lease payments in the amount of $29,352, provided that we register the resale of these shares by February 2003. If we fail to register the shares, we must repay the back lease amount.
  * We settled an account payable to our former auditor. We had received invoices for approximately $109,000 from the auditor and settled the payable for $20,000 which we paid in September 2003.
  * We settled a dispute with Sunrise International Leasing Corporation in which it claimed that we owed approximately $71,000 under two equipment leases. We returned the equipment and paid $1,000 to the leasing company in settlement of this dispute.

     At September 30, 2003, we had an outstanding balance of $212,849 on an original line of credit with Los Alamos National Bank. The total amount this loan was due on October 15, 2003. Effective October 15, 2003, we negotiated a six month extension of the amount due on the line of credit by paying $25,000 of the principal amount due and $7,500 in interest due. The loan is now due April 15, 2004, and the principal balance due for this line of credit is $187,776 as of October 15, 2003. Our inability to retire this debt, negotiate an extension of the payment amount and/or date, or obtain an alternative loan would likely have a material negative impact on our business, and could impair our ability to continue operations if the bank were to foreclose on the note after April 15, 2004.

     Subsequent to the quarter ended September 30, 2003, we negotiated a commitment from a related party by which it expressed its intent to invest approximately $500,000 in our company over the next approximately six months. This investment is intended to be in the form of either an acquisition of our common stock, convertible notes, and/or convertible preferred stock. The investment will be subject to certain conditions, including registration of the securities for resale, negotiation of satisfactory deal terms, and satisfactory completion of its due diligence investigation of our company. The funds will be used to pay back the delinquent taxes owed to the IRS.

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

                                  PART II

ITEM 1.  LEGAL PROCEEDINGS

     On October 20, 2003, management received a written demand from Kurt Grossman for payment in full of a one year promissory note issued by us on April 23, 2002, to Mr. Grossman and his wife evidencing a loan of $50,000 by Mr. and Mrs. Grossman to us. The demand includes payment for the principal amount of the note of $50,000, fixed interest of $5,000, and post default interest of $2,665.62. Mr. Grossman has informed us that he intends to commence legal action if the note, plus interest, is not paid on or before October 23, 2003. As of the filing date of this report, we have not been notified of the commencement of any action, and management is attempting to settle this obligation.

     In October 2003 we entered into an interim agreement with the Internal Revenue Service concerning the repayment of federal tax deposits which we failed to pay for the four operating quarters ended September 30, 2003. We have agreed to pay $5,000 per month beginning November 1, 2003, through February 1, 2004. During this interim period the IRS has agreed to withhold the filing of a federal tax lien. Consideration of filing a lien in the future will be based upon a determination of how long it may take to pay the taxes. Also, our failure to make timely federal tax deposits will default this interim agreement and necessitate the filing of the lien. Our tax returns for the unpaid quarters are being assessed by the IRS and we expect to receive an assessment notice for each period upon completion of this assessment. We estimate that these assessments will total approximately $277,000, plus interest and penalties.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended September 30, 2003, the following securities were sold by us without registering the securities under the Securities
Act:

  * In July and August 2003 we issued 105 shares of Series A Convertible Preferred Stock to two accredited investors for gross proceeds of $105,000. We also granted registration rights for the shares of common stock into which the Series A Convertible Preferred Stock may be converted. In July and August we received notification by these investors converting their preferred shares into 1,600,000 shares of our common stock. These securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) thereof, as a transaction by an issuer to accredited investors, and pursuant to the provisions of Rule 506 of Regulation D. Each of the investors acknowledged the investment nature of the securities issued and consented to the imposition of restrictive legends upon the certificates evidencing the shares. The investors did not enter into the transaction as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each investor was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance. As of the filing date of this report, the certificates representing the 1,600,000 shares had not been issued by the transfer agent.

  * In June 2003 we approved the issuance of 200,000 shares of common stock to Brockington Securities, Inc., an accredited investor, for services performed under a one year investment banking contract.
     These securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) thereof, as a transaction by an issuer to accredited investors, and pursuant to the provisions of Rule 506 of Regulation D. Brockington acknowledged the investment nature of the securities issued and consented to the imposition of restrictive legends upon the certificates evidencing the shares. It did not enter into the transaction as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Representatives of Brockington were also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance. As of the filing date of this report, the certificates representing the 200,000 shares had not been issued by the transfer agent.

  * In June 2003 we granted options to John Handley, one of our directors, to purchase 500,000 shares of our common stock at $0.06 per share. These securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) thereof, as a transaction by an issuer not involving a public offering. Mr. Handley acknowledged the investment nature of the securities issued and consented to the imposition of restrictive legends upon the certificates evidencing the options. Mr. Handley did not enter into the transaction as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Handley was provided access to information similar to the type of information which would be included in a prospectus and was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance.

  * In September 2003, based on an agreement agreed upon in July 2003, we issued warrants to First Mirage, Inc. to purchase 1,000,000 shares of our common stock at $0.08 per share for a period of five years. These securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) thereof, as a transaction by an issuer not involving a public offering. First Mirage acknowledged the investment nature of the securities issued and consented to the imposition of restrictive legends upon the certificates evidencing the options. First Mirage did not enter into the transaction as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. First Mirage was provided access to information similar to the type of information which would be included in a prospectus and was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     During the quarter ended September 30, 2003, we were delinquent in the payment of interest and principal on a $50,000 promissory note payable to Kurt and Ann Grossman. The note was due and payable on April 23, 2003, and bears interest of $5,000. As of the filing date of this report, the total amount due on the note is $55,000.

     During the quarter ended September 30, 2003, we were delinquent in the payment of interest and principal on a $25,000 promissory note payable to First Mirage, Inc. The note was due and payable on June 30, 2003, and bears interest at the rate of 7% per annum. As of the filing date of this report, the total amount due on the note is approximately $26,640. On August 29, 2003, First Mirage granted an extension of the maturity date of the note to December 31, 2003.

ITEM 5.  OTHER INFORMATION

     On August 29, 2003, we entered into a new employment agreement with Richard Govatski, our president. His previous employment agreement expired on December 31 2002. The term of the new employment agreement is for three years effective beginning effective January 1, 2003, with an automatic extension of one year if the parties do not renegotiate a new agreement prior to expiration of this one. The agreement provides for an annual base salary of $200,000, but Mr. Govatski has agreed to forfeit all but $20,000 of the annual base salary, which reduced amount is accrued quarterly at $5,000 per quarter. The base salary is payable quarterly in the form of 50 shares of Series A Convertible Preferred Stock and the agreement permits him to convert up to 25 shares per quarter. The board may increase the base salary based on annual reviews. Options granted under the old employment agreement were canceled and new options to purchase up to 500,000 shares were granted. These options are fully vested and exercisable at $.06 per share and will expire on December 31, 2007.
Mr. Govatski is entitled to participate at no cost in any group health insurance plan. He is also entitled to a monthly automobile allowance of $1,000. The agreement also contains confidentiality and non-competition provisions.

     On August 29, 2003, we entered into a one-year consulting agreement dated August 21, 2003, with First Mirage, Inc. First Mirage has agreed to advise us concerning our capital structure, including valuation analysis, timing of capital events, public offering strategy, merger and acquisition strategy, and investment bank evaluation and selection; advise us in the selection and recruitment of directors and advisory board members; and advise us in the establishment of procedures and processes for board review and action. As consideration for the services we issued to First Mirage five-year Series E Warrants to purchase 1,000,000 shares of our common stock at $.08 per share. We also agreed to register the resale of the shares underlying the warrants in the next appropriate registration statement filed by us.

     In a related transaction, on August 29, 2003, First Mirage, Inc. agreed to extend the repayment of the $25,000 note issued by us to them until December 31, 2003. First Mirage also granted to us the right to put to them shares of our common stock in a sufficient number to repay all or part of the note so long as First Mirage has had a reasonable opportunity to exercise its warrants during a period when the bid price of our common stock is at least $.08 per share and the common stock underlying the warrants has been registered for resale.

     On September 2, 2003, we entered into a consulting agreement with John Handley, one of our directors. The agreement was effective January 1, 2003 and terminates on December 31, 2003. Pursuant to the agreement, Mr. Handley has agreed to advise our officers and directors concerning business strategies, sales contracts, and business relationships. As consideration for providing such services, we have agreed to grant to Mr. Handley options to purchase 500,000 shares of our common stock at $.06 per share.

     On November 12, 2003, the board approved and ratified a new consulting agreement with Brian McGowan. This agreement replaces a prior consulting agreement with Mr. McGowan dated December 15, 2002. The original agreement provided for maximum compensation of 2,000,000 shares of common stock and was scheduled to expire on December 31 2003. We issued all 2,000,000 shares to Mr. McGowan in connection with this original agreement. Also, during third and fourth quarters of 2003, we issued 250,000 each quarter to Mr. McGowan for services rendered in settlement of outstanding obligations owed by us. The new agreement provides for total compensation of 5,500,000 shares subject to the following conditions: (i) The 2,000,000 shares issued under the old agreement and the 500,000 shares issued to him for settling the outstanding obligations will apply to the total compensation payable under the new agreement; and (ii) the remaining 3,000,000 shares under the new agreement will be issued at the rate of 250,000 per quarter for the first and second quarters of 2004, for the third quarter of 2006, and for each quarter thereafter during the initial term of the agreement. The effective date of the new agreement is July 11, 2003, and it expires on June 30, 2008. Under the new agreement, Mr. McGowan has agreed to advise our CEO on business strategy; formulate marketing ideas and plans; and introduce us to companies and individuals in various markets with regard to our business, products, and services.

     In October 2003, we increased the number of shares available under our 2001 Stock Issuance Plan by 1,500,000, from a prior total of 3,400,000 to 4,900,000 shares. At November 11, 2003, we had issued a total of 3,395,642 shares under this plan, leaving us 1,504,358 for future stock grants.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.  The following exhibits are attached to this report:

          4.9       Series E Warrant Certificate for First Mirage, Inc.
          10.14 Building Lease (Albuquerque) Second Amendment dated September 23, 2003
          10.15 Building Lease (Albuquerque) Third Amendment dated September 30, 2003, with stock issuance and registration rights
          10.16     Promissory Note dated September 19, 2003, to Landlord
          10.17     Consulting Agreement dated July 11, 2003, with Brian
                    McGowan
          10.18     Consulting Agreement dated September 2, 2003, with John
                    Handley
          10.19 Promissory Note Extension dated August 29, 2003, with First Mirage, Inc.
          10.20     Los Alamos National Bank Loan Extension dated October
                    15, 2003
          10.21 Employment Agreement dated August 29, 2003, with Richard F. Govatski, as amended to forfeit 2003 base salary
          10.22 Consulting Agreement dated August 21, 2003, with First Mirage, Inc., with warrant issuance and registration rights
          31.1      Rule 15d-14(a) Certification by Principal Executive
                    Officer
          31.2      Rule 15d-14(a) Certification by Principal Financial
                    Officer
          32 Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 2003.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   NMXS.com, INC.


Date:  November 18, 2003           By /s/ Richard Govatski
                                      Richard Govatski, President

Date:  November 18, 2003           By /s/ Teresa Dickey
                                      Teresa Dickey, Treasurer (Principal
                                      Financial Officer)