Form 10QSB/A
period 2003-09-30
NMXS COM  INC
filed 2003-11-25
CIK 1101865

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                               FORM 10-QSB/A
                              Amendment No. 1

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 24, 2003, there were 28,708,387 shares of the Registrant's Common Stock outstanding.

EXPLANATORY NOTE

     NMXS.com, Inc. is filing this Amendment No. 1 to Form 10-QSB to make minor corrections to its Form 10-QSB for the quarter ended September 30, 2003. The changes correct (i) a typographical error on the balance sheet showing total assets of $943,000 which should have been $859,000; (ii) the inclusion in Management's Discussion and Analysis of Financial Condition and Plan of Operations of compensation expense of a related party for the three and nine months ended September 30, 2003, with an explanatory paragraph; and
(iii) changes in Liquidity and Capital Resources related to the compensation expense.

                                  PART I
                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NMXS.com, Inc. and Subsidiaries
                        Consolidated Balance Sheets
                                (unaudited)


                                                           September 30,
                                                               2003
                                                           ------------
Assets

Current assets:
  Cash and equivalents                                     $    70,000
  Accounts receivable, net                                     449,000
  Inventory                                                     10,000
  Prepaid expenses and other assets                             53,000
                                                            ----------
     Total current assets                                      582,000
                                                            ----------
Furniture, equipment and improvements, net                     163,000
Security deposits                                               39,000
Goodwill, net                                                   75,000
                                                            ----------
                                                           $   859,000
                                                            ==========

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                             183,000
  Accrued expenses                                             435,000
  Deferred revenue                                              25,000
  Notes payable                                                300,000
                                                            ----------
     Total current liabilities                                 943,000
                                                            ----------
Stockholders' equity:
  Preferred stock, $0.001 par value, 500,000 shares
   authorized, 135 shares issued and outstanding                   -
  Common stock, $0.001 par value, 50,000,000 shares
   authorized, 28,008,387 shares issued and outstanding         28,000
  Additional paid-in capital                                 8,617,000
  Subscriptions payable                                         28,000
  Deferred compensation - related party                       (120,000)
  Prior period adjustment                                       (6,000)
  Retained (deficit)                                        (8,631,000)
                                                            ----------
                                                               (84,000)
                                                            ----------
                                                           $   859,000
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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

     A summary of operating results for the three months ended September 30, 2003 and 2002 is as follows:

                                     2003                     2002
                                           % of                    % of
                                Amount    Revenue       Amount    Revenue
                              ----------  -------     ----------  -------
     Revenues                 $  377,000    100%      $  212,000    100%
     Cost of services             80,000     21%         181,000     85%
                               ---------               ---------
     Gross profit                297,000     79%          31,000     15%

     General & administrative    143,000     38%         268,000    126%
     Compensation expense         15,000      4%             -0-
     Research & development       28,000      7%          44,000     21%
                               ---------               ---------
                                 186,000     49%         312,000    147%

     Other income (expense)       (5,000)   (1)%         (13,000)   (6)%
                               ---------               ---------
     Net income (loss)        $  106,000     28%      $ (294,000) (139)%
                               =========               =========

                                     2003                     2002
                                    ------                   ------
     Earnings (loss) per share:     $0.00                   $(0.01)

     A summary of operating results for the nine months ended September 30, 2003 and 2002 is as follows:

                                     2003                     2002
                                           % of                    % of
                                Amount    Revenue       Amount    Revenue
                              ----------  -------     ----------  -------
     Revenues                 $1,004,000    100%      $1,488,000    100%
     Cost of services            245,000     24%         423,000     28%
                               ---------               ---------
     Gross profit                759,000     76%       1,065,000     72%

     General & administrative    701,000     70%       1,124,000     76%
     Compensation expense         15,000      1%             -0-
     Research & development       90,000      9%         137,000      9%
     Bad Debt                    501,000     50%             -0-
                               ---------               ---------
                               1,307,000    130%       1,261,000     85%


     Other income (expense)      (19,000)   (2)%         (51,000)   (3)%
                               ---------               ---------
     Net income (loss)        $ (567,000)  (56)%      $ (247,000)  (17)%
                               =========               =========

                                     2003                     2002
                                    ------                   ------
     Earnings (loss) per share:    $(0.02)                  $(0.01)


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

     Compensation Expense - Related Party. Compensation expense for shares issued to Brian McGowan, one of our consultants, increased $15,000 from zero for the three months ended September 30, 2003, as compared to the comparable prior year period, as well as for the nine months ended September 30, 2003, as compared to the comparable prior year period. This increase represents compensation pursuant to a five year consulting agreement with Mr. McGowan. The total compensation is being expensed over the life of the contract. Management expects this amount to be representative of future quarterly expenses related to this item during the term of the contract.

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

     Our cash flow has improved significantly in that we believe we are able to meet our on-going expenses from our revenues. Nevertheless, at September 30, 2003, we had negative working capital of ($361,000). At September 30, 2003, we also owed approximately $277,371, without penalties and interest, for unpaid federal and state payroll taxes, although we have negotiated a settlement with the state taxing authority and an interim settlement with the IRS. At September 30, 2003, we had trade accounts payable in the amount of $114,041, of which $76,224 were current as of September 30, 2003, and $37,814 were past due. The largest creditor, excluding taxing agencies, is Forbes which is owed $25,000 which we intend to satisfy upon completion of the advertising campaign in first quarter of 2004. The remainder of the past due amounts is owed to our former counsel. We also continue to accrue the salary of our president, which, at September 30, 2003, was an aggregate of $110,800, of which $15,000 was accrued for the nine months ended September 30, 2003.

     During the nine months ended September 30, 2003, we issued common stock or stock options for salaries and services totaling $185,000, as compared with $469,000 for the comparable prior year period. We anticipate that this downward trend in such compensation will continue as we are able to reduce our compensation expenses and generate more revenue from operations. However, we might continue to compensate employees and consultants with equity incentives where possible and during 2003 and part of 2004 may continue to utilize equity instruments. We believe this strategy provides the ability to increase stockholder value as well as utilize cash resources more effectively. To support this strategy we may seek an increase in the number of equity securities that can be issued under our existing stock plan in order to allow management greater flexibility in its use of stock based compensation. The continued issuance of equity securities under the stock plan may result in dilution to existing shareholders.

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

                                   NMXS.com, INC.


Date:  November 24, 2003           By /s/ Richard Govatski
                                      Richard Govatski, President

Date:  November 24, 2003           By /s/ Teresa Dickey
                                      Teresa Dickey, Treasurer (Principal
                                      Financial Officer)