Form 10KSB
period 2003-12-31
NMXS COM  INC
filed 2004-03-30
CIK 1101865

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                              FOR FISCAL YEAR ENDED
                                DECEMBER 31, 2003

                           COMMISSION FILE #333-30176

                                 NMXS.COM, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                   91-1287406

                      (IRS EMPLOYER IDENTIFICATION NUMBER)

                              5041 Indian School Road, Suite 200
                          Albuquerque, New Mexico 87110
                                 (505) 255-1999

               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES )(ZIP CODE)

                                 (505) 255-1999
                (REGISTRANT'S TELEPHONE NO., INCLUDING AREA CODE)

                                      NONE
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK,
                                     $0.001
                                    PAR VALUE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.




-PAGE-




YES [X] NO [ ]

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. ( )

REVENUES FOR YEAR ENDED DECEMBER 31, 2003: $1,300,000

AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 29, 2004, WAS: $ 20,226,871

NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF MARCH 29, 2004 IS: 30,119,979

TRANSFER AGENT AS OF MARCH 29, 2004: Interwest Transfer Company, Inc., 1981 East Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS - OUR COMPANY

Our History and Background

New Mexico Software, Inc., was originally incorporated under the laws of the state of New Mexico in April 1996. The privately held company was involved in a reverse merger with Raddatz Exploration, Inc. on August 3, 1999, and the corporate name was changed to NMXS.com, Inc., with New Mexico Software, Inc. becoming a wholly-owned subsidiary. NMXS.com, Inc. went public at that time. NMXS is quoted on the OTC Bulletin Board under the symbol "NMXS" and on the Berlin Stock Exchange with the symbol NM9. At the beginning of April 2004, we will file an alternate name registration in the state of Delaware to use the name "New Mexico Software."

Through our wholly-owned subsidiaries, New Mexico Software, Inc. and Working Knowledge, Inc. (which we acquired in April 2000), we develop and market proprietary Internet technology-based database software for the management of digital documents, high resolution graphic images, video clips, and audio recordings. Through New Mexico Software we develop and market the software, and through Working Knowledge we provide related professional services.

Our Products

New Mexico Software develops and markets sophisticated Internet-based document and image management systems for a wide variety of companies that need the ability to organize paper, email, images, and electronic documents. Our first product has been called AssetWare. We have marketed AssetWare in
two  ways:  as  a  hosted   application on the  Internet,  and  as  a  highly
customized application according to clients' specifications. A hosted application provides a customer with access to the AssetWare product over the Internet. Customers log on to our servers and use AssetWare software to manage, view and distribute their media files. The customer's media files are also stored in our data center servers. Customers using our hosted model are billed according to the number of registered users and the amount of disk space their media files will occupy. This is the primary basis for our recurring revenue.




-PAGE-




On January 1, 2004, we renamed all of our products with the names of New Mexico cities. The second generation of AssetWare is called Roswell. It will be our flagship product, marketed as both a hosted model using our servers and/or a customized application running on customers' hardware.

Our second product is called Digital Filing Cabinet (DFC). It is sold as a hardware/software package through dealers and distributors. It may be sold as hardware and software (Gallup), software only (Aztec), or hardware, software and scanning equipment (Nageezi).

Our newest product is Taos. It is our first retail product for PC desktops, providing a low-cost image database solution for organizing, cataloging, and searching for images based on their color and shape.

Our Technology

We engineer database products around a central core of unique Internet technology that make it possible to rapidly view, distribute and manage media files such as documents, graphic images, animation sequences and film clips.

One of the competitive advantages of our technology is that it is based on Open Source - software that is mostly free, with no royalties payable to other companies. By integrating Open Source programs into our technology, we are able to provide well-built, low-cost products for the digital management market. In addition, the code that we deliver to customers is compiled. When you compile software code it makes it difficult to use the code to create a similar program, even though the code we create originates from Open Source. This provides better protection and security of our products.

Another advantage our company has is the ability to provide totally integrated services that a customer would normally need to outsource to several different suppliers. For example, with our business model and technology, we are able to provide the software, custom programming, hosting, and database administration as a total solution.

In addition, our core technology is characterized by the following features that contribute to what we perceive to be marketplace advantages:

  * Ability to use high-resolution graphics files - large files with lots of detail as opposed to the low resolution files with indistinct detail used by conventional Internet programs.

  *  Ability to use a single image in multiple resolutions.

  *  Ability to track images with special codes assigned to each image.

  * Our technology works on current versions of Internet browsers on MacIntosh, PC and UNIX computers.

  * Easy to use because it does not require any new software programs, only a familiarity with Netscape or Internet Explorer browsers.

Our programmers and engineers are tasked with adding new features to our products and fixing any problems users might encounter. There are risks inherent in software development including unanticipated delays, technical problems that could mean significant deviation from original product specifications, and hardware problems. In addition, once improvements and bug fixes are deployed there is no assurance that they will work as anticipated or that they will be durable in actual use by customers.

Working Knowledge

In April 2000, we acquired Working Knowledge, Inc., a Kansas corporation. The company became our wholly-owned subsidiary which provides services that are necessary to prepare, enter, and maintain the customer's data in our software. These services include web design, database development, image scanning, file uploading and technical support. As well, Working Knowledge is able to serve the customer by utilizing the stored images to produce compact disks, digital prints, and large poster formats. These complementary services allow us to complete our business model of offering comprehensive digital management.




-PAGE-





Marketing

Our primary sales and marketing efforts have been to develop alliances with large companies that help to bring our products to market using their sales forces and distribution channels. Our marketing focus has been in three principal fields. Approximately 80% of our clients have been in the entertainment industry, approximately 10% have been in the medical field, and approximately 10% have been government agencies. In the fourth quarter 2003, we observed our sales beginning to reach into new markets including financial services, hotel, legal and construction markets. We believe that our markets are expanding for our products.

*    Medical AssetWare

Our technology offers easily searchable files in a controlled environment, allowing for record sharing among associated doctors or referrals, yet with improved security allowing for privacy of record keeping.

New Mexico Software, through its MagZoom technology, can deliver even the highest resolution X-ray over the web in a matter of seconds, with diagnostic quality resolution regardless of how close the client zooms. Management believes this technology has several advantages, including faster, more accurate readings, with fewer problems for the physician, less waiting time for the patient, and less cost for the insurance company. Each X-ray image can be permanently stored in a digital format, complete with detailed patient information and physician notes.

*    Entertainment Industry; Television, Movie Studios, and Ad Agencies

We also provide digital lifecycle management to the Hollywood entertainment studios. New Mexico Software provides software solutions for the management of large volumes of media of digital material sent over the Internet. These digital files include graphic images, animation sequences, video clips, audio recordings, text, television program material, movie trailers, and educational films.

Our technology allows clients and their customers to access certain files themselves and limits their access to only those files the studio wants them to have. This is especially significant since we serve clients with multiple offices all over the world. We can allow our customers' end users to access marketing materials and archived data created at the studio instantly, securely, and at virtually no cost. In addition, our technology permits them to find what they need easily because of powerful cataloging features that can be searched by keyword, color, texture or shape.

*    Government

We also work with many government agencies and have developed for them a file sharing multiple database technology that allows different agencies to share information. Our technology permits agencies to upload one record for all divisions, which we believe would save money for the agency by eliminating duplication of the same files by different divisions. This model provides us recurring revenue from a variety of government agencies, including seven national laboratories.

Customers

Although we were still dependent upon a small number of clients in the year ended December 31, 2003, we believe that trend is changing. During the year ended December 31, 2003, seven clients accounted for 85% of our revenues, as compared to the year ended December 31, 2002, when three clients accounted for 67% of our revenues. As we retain current clients and gain new clients, this reliance on a small number of customers will continue to decrease. In addition, while our Roswell product will continue to depend on a relatively small number of customers, we expect an expanded customer base for our DFC product, and a wide retail base for our Taos product. Overall, we anticipate that our customer base will broaden in the next year with the marketing of these newer products, giving more stability and predictability to our revenues.




-PAGE-





Our Intellectual Properties

We have several proprietary aspects to our software that we believe make our products unique and desirable in the marketplace. Consequently, we regard protection of the proprietary elements of our products to be of paramount importance and we attempt to protect them by relying on trademark, service mark, trade dress, copyright and trade secret laws, and restrictions on disclosure and transferring of title. In addition, as stated above in the technology section, the compiled software code that we offer makes it difficult to use the source code to create other similar programs, even though the code used originates from Open Source. This provides better protection and security of our products.

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

While we have commenced the process to protect our trade names, we have not completed the process. Thus, others could attempt to use trade names that we have selected. Such misappropriation of our brand identity could cause significant confusion in the highly competitive Internet technology marketplace and legal defense against such misappropriation could prove costly and time-consuming. As part of the brand identity creation process that defines our products to be unique in the Internet technology marketplace and proprietary in nature, we have begun the process to protect certain product names and slogans as registered trademarks to designate exclusivity and ownership.

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

Government Regulation

Our operations, products, and services are all subject to regulations set forth by various federal, state and local regulatory agencies. We take measures to ensure our compliance with all such regulations as promulgated by these agencies from time to time. The Federal Communications Commission sets certain standards and regulations regarding communications and related equipment.

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




-PAGE-





Because our services are accessible worldwide, other jurisdictions may claim that we are required to qualify to do business as a foreign corporation in a particular state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify and could result in our inability to enforce contracts in such jurisdictions. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, results of operations, and financial condition.

How We Compete

The digital lifecycle management market is one of the newest in the rapidly growing information services industry. Competition at this time is broad, with many vendors offering systems that have some comparable features as our current product. However, to our knowledge, few competitors have all of our comparable features for the complete management and distribution of images.

A  competitive  strategy we are using is offering our  product  as  a  hosted application. We believe that our strategy to provide Roswell as a hosted application and our custom system design capabilities provide us a diversity of competitive market penetration opportunities.

Our products organize, search, retrieve, display, archive and distribute digital content from a central repository. Further, they convert analog and digital files to all digital. They use the popular Linux based operating system. The software handles photographs and images, email, electronic files, and paper documents. It includes a web server, database, firewall and search engine. The product receives faxes in digital form and the files become indexed and searchable. A new file is produced in the Adobe PDF format allowing speedy download and protection of the original file. It can scan documents from high-speed Ricoh document scanners. Like Roswell, the Digital Filing Cabinet can e-mail customized shopping carts of unlimited size - sending recipients a link and not an attachment. It also provides instantaneous distribution, which reduces the cost of overnight courier services.

Our first marketing effort with IT Marketing Corporation and Toshiba has come to a conclusion. A second marketing effort was started with IT Marketing Corporation in 2003. IT Marketing Corporation is located in Austin, Texas. New Mexico Software is working with IT Marketing Corporation to distribute products built by New Mexico Software. In addition, they are providing telemarketing assistance to help build the end user and reseller distribution channels, which will support the sales of our products.

We believe that establishing and maintaining brand identity of our products and services is critical to attracting new customers and retaining our customer base of large corporations. In January 2004 we hired a public relations agency to improve our brand management strategy. The importance of brand recognition will continue to increase as new competitors enter the digital lifecycle management marketplace. Promotion and enhancement of our brands will depend largely on our success in continuing to provide high quality service and developing leading edge products, and this cannot be assured. If businesses do not associate our product names or brands with high quality, or if we introduce new products or services that are not favorably received, we will run the risk of compromising our product line and decreasing the attractiveness of our products to potential new customers. In addition, to attract and maintain customers and to promote our products in response to competitive pressures, we may find it necessary to increase our financial commitment substantially to create and maintain product loyalty among our customers. If we are unable to provide high quality services, or otherwise fail to promote and maintain our products, or if we incur excessive expenses in an attempt to improve our services, or promote and maintain our products, our business, results of operations, and financial condition could be adversely affected.

Other, better-financed companies may be developing similar products as our products, which could compete with our products. Such competition could materially adversely affect our financial condition. Although we have been established for nine years, our initial product was not marketed until 1998. There may exist better-capitalized companies on a parallel development path with similar products addressing our target markets. While the Internet technology marketplace is extremely competitive, we have anticipated a first-to-market advantage with our products. However, other highly capitalized companies that have recognized the absence of digital image management products could overwhelm our first-to-market advantage with expensive and expansive media blitzes that create the perception of a dominant market presence and/or superior products. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations, and financial condition will be materially and adversely affected.




-PAGE-





We are continuing to develop our core products using a mix of readily available Open Source software development tools. Knowledgeable competitors may be able to deduce how we have assembled our code base and be able to develop competing products. The principal advantage in utilizing Open Source tools is the extremely high degree of portability they ensure. Migrating our products from one operating system or hardware base to another is more easily accomplished by avoiding proprietary development tools. The risk factor inherent in the use of such freely available tools is the fact that a sophisticated competitor might be able to imitate our work and produce similar functionality. Our product has two unique and highly desirable features for e-commerce, medical, and other commercial applications. First, it offers the ability to magnify details in high-resolution graphic images; and second, it allows rapid transmission of a portion of such an image based on user input, significantly enhancing the responsiveness of the system to deliver images over the Internet. The ability to perform these operations is based on a specific graphic image file format. We recognize that these significant features of our product could be a target for imitation. Any such imitation, should it occur, could have material adverse effects on our business, operations, and financial condition.

Copyrights and Trademarks

We have four copyright registrations, one of which was effective June 18, 2001, and three federal trademark applications which were filed in January 2000. The copyright is for our MagZoom product. Three additional trademarks were granted in 2002 and they are: for the names "AssetWare," "Real Time Real Organized Real Simple," and "The Look and Feel of e-Commerce."

Employees

As of March 31, 2004, we had 15 employees, including 9 in systems engineering and quality assurance; 4 in administration and sales; and 2 in scanning and site development. We offer and share in the cost of health and dental insurance. A stock option plan and a stock issuance plan for employees and others were adopted on August 3, 1999, and July 27, 2001, respectively. The competition for qualified personnel in our industry and geographic location is intense, and there can be no assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct our business in the future. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good. From time to time, we also utilize services of independent contractors for specific projects or to support our research and development effort. Our firm also hires independent sales agents who work on commission, and these agents are paid a percentage of the sale once the transaction has been completed.

ITEM 2.  DESCRIPTION OF PROPERTY

We currently lease a 3,000 square foot facility in Albuquerque, New Mexico, at a cost of approximately $3,000 per month. The lease expires on July 31, 2004. On March 29, 2004 we signed a new five-year lease for a new space of approximately 3,000 square feet in the same building complex, at a cost of approximately $3,000 per month, to replace the current space. The new facility provides both administration and engineering offices. It is in close proximity to the location of the servers, and the two locations are networked together by fiber optics. The new space provides adequate room for expansion. In addition, we will have access to a large power generator, which will enable our servers to continue operating during power outages. It also contains an advanced telephone system which will provide the capability needed to provide adequate customer telephone support.

We have also leased approximately 1,200 square feet of office space in Santa Monica, California, to house the Working Knowledge, Inc. operations. Current monthly lease payments are $3,333. The lease term commenced June 8, 2000, and expired on June 8, 2003. Neither New Mexico Software nor the landlord realized the lease had expired. We are currently negotiating a renewal of the current lease for a five-year term. If we are unable to renew the lease with terms satisfactory to us, we believe similar space will be available at comparable rates.




-PAGE-





ITEM 3.  LEGAL PROCEEDINGS

On October 20, 2003, we received a written demand from Kurt Grossman for payment in full of a one-year promissory note issued by us on April 23, 2002, to Mr. Grossman and his wife evidencing a loan of $50,000 by Mr. and Mrs. Grossman to us. The demand includes payment for the principal amount of the note of $50,000, fixed interest of $5,000, and post default interest of $2,665.62. Mr. Grossman informed us that he intended to commence legal action if the note, plus interest, was not paid on or before October 23,
2003. A court date is set for April 23, 2004 in California to resolve the dispute, and we have hired an attorney to represent us in that action.

In October 2003 we entered into an interim agreement with the Internal Revenue Service concerning the repayment of federal tax deposits which we failed to pay for the four operating quarters ended September 30, 2003. We have agreed to pay $5,000 per month beginning November 1, 2003. During this interim period the IRS has agreed withhold the filing of a federal tax lien. Consideration of filing a lien in the future will be based upon a determination of how long it may take to pay the taxes. Also, our failure to make timely federal tax deposits will default this interim agreement and necessitate the filing of the lien. Our tax returns for the unpaid quarters are being assessed by the IRS, and we expect to receive an assessment notice for each period upon completion of this assessment. We estimate that these assessments will total approximately $300,000, plus interest and penalties. Since the end of the third quarter 2003, we have made on-time payments of current payroll taxes for both the state and federal agencies.

On March 9, 2004, our legal counsel received a letter from the attorney representing Manhattan Scientifics. The letter threatened litigation against us and Richard Govatski for tortious interference with contract. This is based on the fact that we have declined to honor Manhattan Scientifics request for a cashless exercise of our Common Stock Purchase Warrants issued to them. It is our position that the warrants were issued in a transaction that was not an arms length transaction and therefore, the warrants should be cancelled.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter ended December 31, 2003.


                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our stock is currently quoted on the OTC Bulletin Board under the symbol "NMXS." The table below sets forth, for the periods indicated below, our high and low sales prices. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                   Quarter        High      Low
     FISCAL YEAR ENDED
     DECEMBER 31, 2002             First         $0.40     $0.32
                                   Second        $0.50     $0.20
                                   Third         $0.26     $0.17
                                   Fourth        $0.23     $0.17

     FISCAL YEAR ENDED
     DECEMBER 31, 2003             First         $0.19     $0.05
                                   Second        $0.11     $0.055
                                   Third         $0.21     $0.06
                                   Fourth        $0.71     $0.20

     FISCAL YEAR ENDING
     DECEMBER 31, 2004             First         $1.17     $0.40




-PAGE-





Our  shares  are  subject to Rule 15g-9 under the Exchange Act.    This  rule
imposes additional sales practice requirements on broker-dealers that sell low-priced securities designated as "penny stocks" to persons other than established customers and institutional accredited investors. The SEC's regulations define a "penny stock" to be any equity security that has a market price less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Currently our stock is a penny stock. We cannot assure you that our shares will ever qualify for exemption from these restrictions. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our shares and may affect the ability of holders to sell their shares in the secondary market.

Shareholders

As of March 29, 2004, there were 352 holders of record of our common shares. Such number of record owners was determined from our shareholders' records maintained by our transfer agent and does not include beneficial owners of our common stock held in the name of various security holders, dealers and clearing agencies.

Dividends

We did not declare any cash dividends on our common stock during the years ended December 31, 2003. We have no plans to pay any dividends to the holders of our common stock in 2004.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

New Mexico Software develops digital lifecycle management systems. The digital lifecycle is the strategy that associates database information with both paper and digital files including text, email, images, audio, graphics, video and animation files, and coordinates access to a common repository of these processes and files. The digital lifecycle encompasses creation, approval, sharing, storage, retrieval, usage, capture and archiving of the database information. It is appropriate for a wide variety of industries, including government, medical, entertainment, and IT markets, providing a significant opportunity for market penetration. Our core product, Roswell, is an enterprise-level platform that manages digital files. It manages assets by creating folders, or groups of files, catalog hierarchies, users, user groups, and user permissions. The files are managed by our database that maintains both the membership of the file in a folder(s) and information about the file. Roswell's main user interface is a web browser, which makes it accessible and more intuitive to a greater number of users. It can be run on Windows or Linux operating systems.

Some challenges we face in the next year are developing a sales force and distribution channels in order to market our products and educating potential customers about the benefits of digital management systems. We have hired IT Marketing Corporation, a marketing firm in Texas, to help us work with end users, and to assist us with promotions. We have also hired independent sales agents to help sell our products. We have hired a manager to focus on providing education about our products to potential customers, and we provide demo software on the Internet for this purpose, so that customers can better understand how the digital lifecycle works.

We presently realize revenues from four primary sources: (i) software sales, maintenance and hosting; (ii) professional services, including custom programming, scanning and database management services; (iii) license fees; and (iv) technical support. To date, license fees and software maintenance have been directly related. With each sale of our products, the end user enters into a license agreement for which an initial license fee is paid. The license agreement also provides that in order to continue the license, the licensee must pay an annual software maintenance fee for which the party receives access to product upgrades and bug fixes or product patches. This structure will continue with our Roswell product; therefore, we anticipate a positive impact on license fees, software maintenance, and custom programming revenues from Roswell sales. However, according to an article in Forbes magazine on March 29, 2004, software companies are gradually relying less on the software license for revenues and more on professional services such as programming and consulting. Management believes this trend applies to our revenues as well, since Roswell is our only product that will use this licensing structure. Therefore, although we expect a positive impact on license fees from Roswell, we believe software sales, custom programming, and professional services will provide a greater portion of our revenues in the coming years.




-PAGE-





With the marketing of the DFC and Taos products, management anticipates that revenues for direct software sales and technical support will increase as those products are sold and the associated technical support programs are purchased. The change in focus on our newer products reflects management's belief that a broader range of products and customers will provide greater stability in revenues.

Another new marketing area that we are developing is the need for customers to hire our engineers to connect our software to existing software owned by the customer. We now have several contracts in which we are "welding" different databases to our database with good success. This could be a very important growth area for us in the future.

Scanning services are performed by Working Knowledge at its site in Santa Monica, California. Revenues for scanning services increased in the year ended December 31, 2003, because of a large on-going contract with a major entertainment studio to scan over 8,000 movie titles and their associated media files. In the past, management has anticipated that these services will be reserved in the future primarily for existing customers and customers of our core products, although revenue could be generated from unsolicited customers. Accordingly, in 2003 management has not focused on developing this segment of our business, but will reassess the importance of this revenue source in the coming year.

Cost of services consists primarily of engineering salaries, engineering supplies, compensation-related expenses, hardware purchases and equipment rental. General and administrative expenses consist primarily of salaries and benefits of personnel responsible for business development and operating activities, and include corporate overhead expenses. Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including acquisitions, administrative, and reporting responsibilities. We record these expenses when incurred.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that there are no critical accounting policies that would have a material impact on our financial presentation.

Notwithstanding the foregoing, we recognize revenue from sales of proprietary software that do not require further commitment from us upon shipment. During 2002, we shipped software under a contract with Physicians Telehealth Network ("PTN") and recognized $500,000 in revenue from the sale. The agreement with PTN provided for the licensing of the technology for $500,000, which amount was recorded as income during 2002. In the first quarter of 2003, certain of PTN's assets were taken over by a group of investors headed by Kurt Grossman and the initial contract we received continued with the new investor group named Doctors Telehealth Network ("DTN"). DTN has made no payments under the contract. During the second quarter of 2003, management determined that DTN was not going to proceed with the project and we wrote off the receivable related to it. Management does not intend to pursue the contract and has rescinded the license granted in the agreement.




-PAGE-





                                  2003                  2002
                                        % of                   % of
                             Amount    Revenue      Amount    Revenue
                         ----------------------------------------------
Revenues                 $ 1,300,000      100%  $ 1,658,000     100%
Cost of service              330,000     25.4%      527,000    31.8%
                         ----------------------------------------------
Gross profit                 970,000     74.6%    1,131,000    68.2%
                         ----------------------------------------------
General & administrative   1,709,000    129.1%    1,386,000    83.6%
Research & development       112,000      8.6%      176,000    10.6%
Impairment of good will            0                 22,000     1.3%
                         ----------------------------------------------
Net operating (loss)        (851,000)   (63.1%)    (453,000)  (27.3%)
                         ----------------------------------------------
Other income (expense)       (33,000)    (2.5%)     (69,000)  (4.2%)
                         ----------------------------------------------
Net income (loss)           (884,000)   (65.6%)    (522,000) (31.5%)
                         ==============================================
Earnings (loss) per share   $  (0.03)              $  (0.02)


Revenues: Total revenues decreased 21.6%, or $358,000, for the year ended December 31, 2003, as compared to the same period in the prior year (the "comparable prior year period"). These revenues were generated from the following four revenue streams:

* Revenues generated by software sales and maintenance decreased 20.1%, or $212,000, for the year ended December 31, 2003, as compared to the comparable prior year period. This decrease is attributable in part to a single contract with Physicians Telehealth Network (PTN), from which we recognized revenue of $500,000 in license fees during 2002. Revenues from software sales and maintenance other than the PTN contract increased 52.1%, or $288,000 for the current year as compared to the comparable prior year period (from $553,000 in 2002 to $841,000 in 2003). This increase is attributable to the fact that wea are now marketing our product as a standard retail product. Although we will continue hosting for various existing clients and for our Roswell product, we are focusing new marketing efforts on the sale of our standard products as well as on building custom products. Management anticipates that revenues in this category will continue to increase, although there is no assurance that they will increase at the current rate.

* Custom programming revenue increased 112.3%, or $118,000, for the year ended December 31, 2003, as compared to the comparable prior year period. This increase was primarily due to two contracts for customized software services for $75,000 and $72,000, respectively. There are some customers that purchase our standard products and require customization, and we continue to offer this service. In addition, our Roswell product will be offered as a customizable package. Therefore, we anticipate that this revenue will continue to increase.

* Revenues generated by license fees decreased 65.5%, or $114,000, for the year ended December 31, 2003, as compared to the comparable prior year period. This decrease is primarily attributable to the fact that we did not enter into any significant new licenses during the year. Management believes that this category may be a less significant portion of future revenues. We may license the software in certain products, however, we anticipate most revenues will be generated from sales of our software products.

* Revenue generated by scanning services increased 124%, or $93,000, for the year ended December 31, 2003, as compared to the comparable prior year period,
due  to  a  large  long-term contract with a major movie studio.   Although
management had anticipated that the services provided by Working Knowledge would generally be limited to our existing or future clients and would not be our primary focus, causing revenues generated by Working Knowledge to remain consistent or increase modestly in the future, we will reassess the importance of this revenue source in the coming year.

* Other revenue was generated by consulting services for data base design and other miscellaneous items. Revenue generated by these other services decreased 97.2% or $243,000, for the year ended December 31, 2003, as compared to the comparable prior year period. The cessation of Sprint commissions due to the termination of the Sprint agreement was the main factor in the decrease of these revenues.




-PAGE-






     Cost of Services. Cost of services decreased 37.4%, or $197,000, for the year ended December 31, 2003, as compared to the comparable prior year period. Cost of services as a percentage of revenues decreased to 25.4% for the year ended December 31, 2003 from 31.8% for the comparable prior year period. This reduction in costs of services is attributable primarily to a reduction of engineering expenses following completion of the primary research and development phase of our software. Management believes this current percentage is more indicative of the percentage of costs associated with revenues in the future, but until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.


     General and Administrative. General and administrative expenses increased 23.3%, or $323,000, for the year ended December 31, 2003, as compared to the comparable prior year period. This increase was primarily attributable to bad debt expense of $500,000 due to the write-off of the receivable associated with the DTN contract. General and administrative expenses other than the DTN expense decreased from $1,386,000 in 2002 to $1,209,000 in 2003. This decrease of 14.6% or $177,000 is primarily due to a reduction in staff, resulting in lower salaries and compensation-related expenses. General and administrative expenses as a percentage of revenues were 131.5% for the year ended December 31, 2003, as compared to 83.6% for the comparable prior year period. General and administrative expenses as a percentage of revenues without DTN contract were 93.0% for the year ended December 31, 2003, as compared to 119.7% for the comparable prior year period. Management believes the percentage of general and administrative costs will decrease in the future because revenues will increase at a greater rate than general and administrative costs, but until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

     Research and Development. Research and development expenses decreased 36.4%, or $64,000, for the year ended December 31, 2003, as compared to the comparable prior year period. This decrease was primarily due to the completion of the development of our core software and the refocusing of research and development to upgrading the existing products to remain competitive in the industry.

     Other Income. Interest income decreased 100.0%, or $1,000, for the year ended December 31, 2003, as compared to the comparable prior year period. Interest expense increased 45.2%, or $19,000 for the year ended December 31, 2003, as compared to the comparable prior year period. The increase in interest expense was attributable to estimated penalties and interest on the past-due payroll taxes of approximately $30,000. There was no loss on disposal of fixed assets in 2003.

Liquidity and Capital Resources

Although we had a negative operating cash flow during the year ended December 31, 2003 as compared to a positive operating cash flow in the comparable prior year period, we believe that our ability to provide the necessary cash for operations from internal sources is improving. The positive cash flow in the prior year is partially attributable to $469,000 in salaries and services paid through equity transactions. In 2003, payment of salaries and services through equity transactions decreased by $100,000 to $369,000.

Also, in 2003, we paid down a significant portion of trade accounts payable, decreasing the balance from $315,000 at December 31, 2002 to $122,000 at December 31, 2003. Of the balance of $122,000 at December 31, 2003, $33,000 were current, $16,000 were between 31 and 60 days delinquent, $0 were between 61 and 90 days delinquent, and $73,000 were over ninety days delinquent. The four largest creditors include a news magazine ($25,000), the State of New Mexico payroll taxes ($24,000), legal counsel ($10,000), another legal counsel ($9,000). However, of the $73,000 that is over ninety days delinquent, $35,000 is being paid in installments according to agreed-upon payment plans, and we are current in our payments in accordance with these agreements, and the $25,000 to the news magazine was paid in full in the first quarter of 2004.

We also continue to accrue the salary of our president, Richard Govatski, which at December 31, 2003, was an aggregate of $106,000. Payroll taxes due at December 31, 2003, were $350,000, including penalties and interest. Our inability to pay or settle these obligations, especially the amount due to the IRS, could have a material negative impact on our business and could affect our ability to continue as a going concern.




-PAGE-






Accounts receivable decreased from $643,000 in 2002 to $450,000 in 2003. The write-off of the DTN receivable accounts for a decrease of $500,000. Taking into account this write-off, receivables have increased $307,000 from last year. This increase is partially due to an agreement for advertising, of which $135,000 in advertising is still owed to us and will be used in 2004, and partially due to beginning large projects for the U.S. Government and a major Hollywood entertainment studio at the end of the year (three customers had balances of $82,000, $85,000 and $72,000 respectively as of December 31, 2003; each was paid in the first quarter of 2004). These contracts will continue to produce recurring revenues in 2004.

Operating activities used $179,000 of cash for the year ended December 31, 2003, as compared to operating activities generating $76,000 of cash for the comparable prior year period. The increase in the use of cash was primarily due to the effort to pay accumulated accounts payable and payroll taxes as discussed in Liquidity and Capital Resources above. There was a significant decrease in deferred revenue from hosting activities provided by a change in sales methodology where sales of licenses are immediately included in revenue instead of a term contract over a period of time which required deferral of revenue. In addition, because we did not have access to available cash for payroll on several occasions during the period, we paid employee salaries and outside consulting fees with equity-based compensation. However, we have had to make equity-based payments to employees in lieu of cash only one time since March 2003.

Investing  activities  used $1,000 of cash for the year  ended  December  31,
2003, as compared to $354,000 for the comparable prior year period. The decrease in the cash used for investing activities for the year ended December 31, 2003 was primarily attributable to the disposal of the Sony Petasite equipment in 2002.

Financing activities provided $152,000 in cash for the year ended December 31, 2003, as compared to financing activities providing $260,000 for the comparable prior year period. The decrease in cash provided by financing activities was primarily attributable to a reduction in funds borrowed by us. Of the cash provided by financing activities for the year ended December 31, 2003, $25,000 of the total amount was attributable to a loan from an investment banking firm. Also, $28,000 was attributable to net proceeds from a private stock offering of shares of common stock, and we reduced the amount due on our line of credit during this period by $44,000.

In January 2003, we issued 250,000 shares of common stock for gross proceeds of $28,000. During 2003, we issued 135 shares of Series A Preferred Convertible stock for gross proceeds of $135,000. These shares are convertible at any time by the shareholder at a rate equal to 70% of the average bid price of the common stock on the conversion date, at a minimum of $0.05 and a maximum of $.25 per share. The Series A Preferred Convertible stock has no preference with respect to dividends declared by New Mexico Software.

Management anticipates that our primary uses of capital in the future periods will be allocated to continue to satisfy delinquent obligations and for working capital purposes. Our business strategy is to increase working capital by internal growth through continued hosting of our existing customers, sale of licenses for our Roswell products, maintenance of these licenses, and sales of our retail products DFC and Taos, and externally through the sale of potentially dilutive securities. We may also continue to incur debt as needed to meet our operating needs. In addition, we may be forced to issue additional equity compensation to employees and outside consultants to meet payroll and pay for needed legal and other services.

At December 31, 2003, we had an outstanding balance on a line of credit with Los Alamos National Bank (LANB) which was originally due on July 24, 2002. The outstanding principal amount due at that date was $300,000, plus interest of $10,545. We negotiated a three month extension on the repayment of the outstanding balance of the line of credit by reducing the principal amount of the debt with the payment of $50,000 and the payment of the interest due on July 24, 2002. We were able to negotiate an extension of the amount due on the line of credit until April 24, 2003, by paying $25,000 of the principal amount due and $4,555 in interest due at October 24, 2002. On April 24, 2003, we paid $12,224 of principal and $12,768 of interest, and we negotiated another six-month extension to October 20, 2003. On October 20, 2003 we negotiated an extension of the amount due until April 23, 2004 by paying $25,000 in principal and $7,500 in interest. The principal balance due for this line of credit was $188,420 as of December 31, 2003. On March 27, 2004, we received a letter from LANB extending the note until October 15, 2004, with payment of $25,000 of principal and approximately $6,000 of interest due on April 15, 2004. The company has the necessary cash to continue to reduce the note under these circumstances and plans to make payment on time in April 2004. Our inability to retire this debt, negotiate an extension of the payment amount and/or date, or obtain an alternative loan would likely have a material negative impact on our business, and could impair our ability to continue operations if the bank foreclosed on the note. However, the bank has continued to extend the note six months at a time, providing we pay an agreed-upon amount of principal and interest at the time of the extension. We believe that LANB will continue to work with us in this manner.




-PAGE-






We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months. Our current commitments consist primarily of lease obligations for office space.

Management anticipates that the capital requirements for operations for the next twelve months will be approximately $1,200,000 - $1,500,000, based on cash flow projections. The company currently has contracts which provide for recurring revenues of approximately $600,000 for hosting and technical support over the next twelve months. Based on the prior year licensing and custom programming revenue, we can expect these services to generate an additional $300,000 - $400,000 over the next twelve months. We anticipate that new clients and our new products will provide the remaining necessary
capital for the next year.   In addition, if the company is not able to
provide the necessary capital for the next year from revenues, we have a commitment of a line of credit of $500,000 to cover any additional funds needed. On November 6, 2003 we received a letter of intent to invest $500,000 in New Mexico software over the next six months, which will provide working capital necessary for operations over the next twelve months and to retire long-term debt and past-due payroll taxes. Through a combination of increased marketing efforts and continued reduction of expenses, management anticipates positive working cash flow during 2004.






















-PAGE-





ITEM 7. FINANCIAL STATEMENTS




                              NMXS.com, Inc. and Subsidiaries
                                Consolidated Balance Sheets
                             (Rounded to the nearest thousand)

                                                                          December 31,
                                                                    -------------------------
                                                                       2003          2002
                                                                    -----------   -----------
Assets

Current assets:
  Cash and equivalents                                              $    11,000   $    39,000
  Accounts receivable, net                                              450,000       643,000
  Inventory                                                               3,000             -
  Prepaid expenses and other assets                                      21,000        42,000
  Officer advances                                                            -         1,000
                                                                    -----------   -----------
     Total current assets                                               485,000       725,000
                                                                    -----------   -----------

Furniture, equipment and improvements, net                              141,000       226,000
Security deposits                                                        39,000        39,000
Goodwill, net                                                            75,000        75,000
                                                                    -----------   -----------
                                                                    $   740,000   $ 1,065,000
                                                                    ===========   ===========

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Accounts payable                                                  $   122,000   $   315,000
  Accrued expenses                                                      465,000       318,000
  Deferred revenue                                                       70,000             -
  Notes payable                                                         276,000       287,000
                                                                    -----------   -----------
     Total current liabilities                                          933,000       920,000
                                                                    -----------   -----------

Stockholders' equity (deficit):
  Preferred stock, $0.001 par value, 500,000 shares
   authorized, no shares issued and outstanding
   as of 12/31/03 and 12/31/02, respectively                                  -             -
  Common stock, $0.001 par value, 50,000,000 shares
   authorized, 29,392,256 and 24,757,726 shares issued and
   outstanding as of 12/31/03 and 12/31/02, respectively                 29,000        25,000
  Additional paid-in capital                                          8,861,000     8,184,000
  Prepaid compensation                                                 (135,000)            -
  Accumulated (deficit)                                              (8,948,000)   (8,064,000)
                                                                    -----------   -----------
                                                                       (193,000)      145,000
                                                                    -----------   -----------
                                                                    $   740,000   $ 1,065,000
                                                                    ===========   ===========




The accompanying notes are an integral part of these financial statements.







-PAGE-







                         NMXS.com, Inc. and Subsidiaries
                       Consolidated Statements of Operations
                         (Rounded to the nearest thousand)

                                                              For the years ended
                                                                  December 31,
                                                          ---------------------------
                                                              2003           2002
                                                          ------------   ------------
Revenue
  Software sales and maintenance                          $    841,000   $  1,053,000
  Custom programming                                           224,000        106,000
  License fees                                                  60,000        174,000
  Scanning services                                            168,000         75,000
  Other                                                          7,000        250,000
                                                          ------------   ------------
                                                             1,300,000      1,658,000
                                                          ------------   ------------

Operating costs and expenses:
  Cost of services                                             330,000        527,000
  General and administrative                                 1,678,000      1,386,000
  Research and development                                     112,000        176,000
  Impairment of goodwill                                             -         22,000
                                                          ------------   ------------
     Total operating costs and expenses                      2,120,000      2,111,000
                                                          ------------   ------------

Net operating (loss)                                          (820,000)      (453,000)

Other income (expense):
  Interest income                                                    -          1,000
  Interest (expense)                                           (64,000)       (45,000)
  (Loss) on disposal of fixed assets                                 -        (25,000)
                                                          ------------   ------------
     Total other income (expense)                              (64,000)       (69,000)
                                                          ------------   ------------

Net (loss)                                                $   (884,000)  $   (522,000)
                                                          ============   ============

Weighted average number of
 common shares outstanding - basic and fully diluted        26,794,295     23,271,379
                                                          ============   ============

Net (loss) per share - basic and fully diluted            $      (0.03)  $      (0.02)
                                                          ============   ============




The accompanying notes are an integral part of these financial statements.








-PAGE-







                             NMXS.com, Inc. and Subsidiaries
                   Consolidated Statements of Stockholders' Equity (Deficit)
                            (Rounded to the nearest thousand)

                                                                                                                          Total
                                                                                                                          Stock-
                         Preferred Stock      Common Stock         Additional                                             holders'
                        ------------------ ----------------------  Paid-in     Subscriptions    Prepaid    Accumulated    Equity
                         Shares    Amount   Shares      Amount     Capital        Payable     Compensation  (Deficit)    (Deficit)
                        --------- -------  -----------  ---------  ----------- -------------  ------------  ---------  -----------

Balance forward
 December 31, 2001             -  $     -   22,116,784  $  22,000  $ 7,550,000  $         -   $        -   $(7,542,000) $  30,000

Issuance of shares
previously issuable                             21,946                                                                          -

Issuance of common stock
for salaries                                    42,349                  15,000                                             15,000

Issuance of common stock
for services                                    29,497                 212,000                                            212,000

Issuance of common stock
for services                                   492,480      1,000       90,000                                             91,000

Issuance of common stock
for severance                                   34,422                  13,000                                             13,000

Issuance of common stock
for salaries                                   148,082                  53,000                                             53,000

Issuance of common stock
for services                                   103,305                  58,000                                             58,000

Issuance of common stock
for salaries                                   122,316                  27,000                                             27,000

Sale of common stock, net                    1,346,545      1,000      147,000                                            148,000

Sale of common stock, net                      300,000      1,000       19,000                                             20,000

Net (loss)
 For the year ended
 December 31, 2002                                                                                            (522,000)  (522,000)
                        --------- -------  -----------  ---------  ----------- -------------  ------------  ---------  ----------

Balance, December 31, 2002     -        -   24,757,726     25,000    8,184,000            -            -    (8,064,000)   145,000

Issuance of common stock
for salaries                                    60,143                  11,000                                             11,000

Issuance of common stock
for services                                     5,208                   1,000                                              1,000

Cash received for
sale of common stock                                                                 28,000                                28,000

Issuance of common stock
for salaries                                   142,241                  21,000                                             21,000

Issuance of common stock
for services                                    12,500                   2,000                                              2,000

Issuance of options
for services                                                            65,000                                             65,000

Issuance of common stock
for salaries                                   199,422                  24,000                                             24,000

Issuance of common stock
for services                                    18,045                   2,000                                              2,000

Issuance of common stock
for salaries                                   146,901                  16,000                                             16,000

Issuance of common stock
for services                                    36,090                   4,000                                              4,000

Issuance of common stock
for services                                    10,000                   1,000                                              1,000

Cash received for
sale of preferred stock                                                              30,000                                30,000

Issuance of common stock
for services                                   100,000                  20,000                                             20,000











-PAGE-









                                NMXS.com, Inc. and Subsidiaries
                   Consolidated Statements of Stockholders' Equity (Deficit)
                               (Rounded to the nearest thousand)
                                          (continued)

                                                                                                                          Total
                                                                                                                         Stock-
                         Preferred Stock      Common Stock         Additional                                            holders'
                        ------------------ ----------------------  Paid-in     Subscriptions   Prepaid     Accumulated    Equity
                         Shares    Amount   Shares      Amount     Capital        Payable     Compensation  (Deficit)    (Deficit)
                        --------- -------  -----------  ---------  ----------- -------------  ------------  ---------   ----------

Issuance of common stock
for services                                   170,000                  17,000                                             17,000

Issuance of common stock
for services                                    42,500                   3,000                                              3,000

Issuance of common stock
for services                                    57,611                   4,000                                              4,000

Issuance of common stock
for services to be rendered                  1,500,000      2,000       88,000                   (90,000)                       -

Cash received for
sale of preferred stock                                                              30,000                                30,000

Issuance of common stock
for services to be rendered                    500,000      1,000       29,000                   (30,000)                       -

Issuance of options
for services                                                             7,000                                              7,000

Issuance of warrants
for services                                                            67,000                                             67,000

Cash received for
sale of preferred stock                                                              75,000                                75,000

Issuance of preferred stock
for cash                     135        -                              135,000     (135,000)                                    -

Issuance of common stock
for services to be rendered                    250,000                  15,000                   (15,000)                       -

Compensation
expense                                                                                           15,000                   15,000

Issuance of common stock
for cash                                       250,000                  28,000      (28,000)                                    -

Issuance of common stock
for services                                   200,000                  16,000                                             16,000

Issuance of common stock
for salaries                                    41,369                  17,000                                             17,000

Issuance of common stock
for services                                   365,000      1,000       32,000                                             33,000

Issuance of common stock
for services to be rendered                    500,000                  30,000                   (30,000)                       -

Issuance of common stock
for bonuses                                     27,500                  11,000                                             11,000

Issuance of options
for services                                                            11,000                                             11,000

Compensation
expense                                                                                           15,000                   15,000

Net (loss)
  For the year ended
  December 31, 2003                                                                                            (884,000) (884,000)

                        --------- -------  -----------  ---------  ----------- -------------  ------------  ---------   ----------
Balance, December 31, 2003   135     $  -   29,392,256  $  29,000  $ 8,861,000    $       -   $ (135,000)   $(8,948,000)$(193,000)
                        ========= =======  ===========  =========  =========== =============  ============  =========   ==========




The accompanying notes are an integral part of these financial statements.







-PAGE-






                                NMXS.com, Inc. and Subsidiaries
                             Consolidated Statements of Cash Flows
                               (Rounded to the nearest thousand)

                                                                         For the years ended
                                                                            December 31,
                                                                     ---------------------------
                                                                         2003           2002
                                                                     ------------   ------------

Cash flows from operating activities
Net (loss)                                                           $   (884,000)  $   (522,000)
Adjustments to reconcile net (loss) to
  net cash provided (used) by operating activities:
  Common stock issued for salaries                                         89,000        108,000
  Common stock issued for services                                        133,000        205,000
  Common stock issued for bonuses                                          11,000              -
  Stock options issued for services                                        83,000        156,000
  Warrants issued for services                                             67,000              -
  Depreciation and amortization                                            86,000        100,000
  Amortization of goodwill                                                      -         22,000
  Loss on disposal of fixed assets                                              -         25,000
Changes in operating assets and liabilities:
  Accounts receivable                                                     193,000       (174,000)
  Inventory                                                                (3,000)             -
  Estimated earnings in excess of billings on uncompleted contracts             -         18,000
  Prepaid expenses and other assets                                        21,000          8,000
  Officer advances                                                          1,000         31,000
  Security deposits                                                             -         15,000
  Accounts payable                                                       (193,000)       365,000
  Accrued expenses                                                        147,000              -
  Deferred revenue                                                         70,000       (266,000)
                                                                     ------------   ------------
Net cash provided (used) by operating activities                         (179,000)        91,000
                                                                     ------------   ------------

Cash flows from investing activities
  Acquisition of fixed assets                                              (1,000)      (369,000)
                                                                     ------------   ------------
Net cash (used) by investing activities                                    (1,000)      (369,000)
                                                                     ------------   ------------

Cash flows from financing activities
  Proceeds from notes payable                                              33,000        100,000
  Repayment of note payable                                               (44,000)       (50,000)
  Net proceeds from the issuance of common stock                          135,000              -
  Net proceeds from the issuance of preferred stock                        28,000        168,000
  Restricted cash                                                               0         42,000
                                                                     ------------   ------------
Net cash provided by financing activities                                 152,000        260,000
                                                                     ------------   ------------

Net (decrease) in cash equivalents                                        (28,000)       (18,000)
Cash equivalents - beginning                                               39,000         57,000
                                                                     ------------   ------------
Cash equivalents - ending                                            $     11,000   $     39,000
                                                                     ============   ============

Supplemental disclosures:
  Interest paid                                                      $       -      $        -
                                                                     ============   ============
  Income taxes paid                                                  $       -      $        -
                                                                     ============   ============


The accompanying notes are an integral part of these financial statements.






-PAGE-





                 NMXS.com, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements

NOTE A - ORGANIZATION AND OPERATIONS

NMXS.com,  Inc.  and  its  wholly-owned subsidiaries  New  Mexico
Software, Inc. ("NMS") and Working Knowledge, Inc. ("WKI") (collectively "the Company"), each operating as a business segment that develop and market proprietary internet technology-based software for the management of digital high- resolution graphic images, video clips and audio recordings. The Company believes that its software has applications for the media, advertising, publishing, medical, entertainment, e-commerce and university markets.

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

Due to uncertainties inherent in the estimation process it is at least reasonably possible that completion costs for contracts in progress will be further revised in the near- term.

The cost of services, consisting of staff payroll, outside services, equipment rental, communication costs and supplies, is expensed as incurred.

[3] Cash and cash equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

[4] Inventory:

Inventory, which is composed of component parts and finished goods, is valued at cost on a specific identity basis for those items with serial numbers. The remainder of the inventory is valued at the lower of first-in-first-out (FIFO) cost or market. On a quarterly basis, management compares the inventory on hand with our records to determine whether write-downs for excess or obsolete inventory are required.






-PAGE-





                 NMXS.com, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[5] Furniture, equipment and improvements:

Furniture, equipment and improvements are recorded at cost. The cost of maintenance and repairs is charged against results of operations as incurred. Depreciation is charged against results of operations using the straight-line method over the estimated economic useful life. Leasehold improvements are amortized on a straight-line basis over the life of the related lease.

[6] Income taxes:

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

[7] Per share data:

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

[8] Research and development expenses:

Costs of research and development activities are expensed as incurred.

[9] Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred.
Advertising expenses amounted to $188,210 and $15,000 for the years ended December 31, 2003 and 2002, respectively.

[10] Use of estimates:

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

[11] Stock-based compensation:

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") allows companies to either expense the estimated fair value of stock options and warrants, or to continue following the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net loss had the fair value of the options and warrants been expensed. The Company has elected to apply APB 25 in accounting for grants to employees under its stock based incentive plans. Equity instruments issued to non-employees are measured based on their fair values.






-PAGE-





                 NMXS.com, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[11] Stock-based compensation: (continued)

Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

[12] Software development:

The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs. Technological feasibility is generally achieved upon satisfactory beta test results. Upon achieving technological feasibility, programming costs are capitalized and amortized over the economic useful live which is estimated to be two years. There were no capitalized software development costs as of December 31, 2003 and 2002.

[13] Rental expense:

The Company has recognized the total minimum rental payments due under the lease on a straight-line basis over the lease term. As of December 31, 2003, the Company has a prepaid rent asset of $2,000.

[14] Goodwill:

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

Goodwill resulting from the acquisition of Working Knowledge, Inc., accounted for as a purchase, was being amortized on a straight-line basis over 5 years through December 31, 2001. The Company adopted SFAS No. 142 effective January 1, 2002 and as such, will test the goodwill balance for impairment at least on an annual basis. Such analysis will be based upon the expected future cash flows of Working Knowledge, Inc. There was $0 and $22,000 as impairment of goodwill as of December 31, 2003 and 2002.





-PAGE-





                 NMXS.com, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[15] Recent pronouncements:

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and has adopted such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting
Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003 and the Company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. SFAS No. 150 did not have any impact on the Company's financial position or results of operations.

NOTE C - ACCOUNTS RECEIVABLE

During the year ended December 31, 2003, the Company elected to write off $500,000 of accounts receivable to bad debt due to one customer. The Company is no longer doing business with this customer and is in negotiations to collect the entire balance.





-PAGE-





                 NMXS.com, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements


NOTE D - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture,  equipment, and improvements as of December  31,  2003 consisted of the following:

Computers                              $  269,000
Furniture, fixtures and equipment         105,000
Leasehold improvements                     76,000
                                          450,000
                                       --------------
Accumulated depreciation                 (309,000)
                                       --------------
                                      $   141,000
                                       ==============


NOTE E - NOTE PAYABLE

During January 2001, the Company borrowed $300,000. The loan is collateralized by substantially all of the Company's assets and personally guaranteed by an officer of the Company. Additional collateral was provided by a letter of credit issued by a then unrelated third party (Note F). The letter of credit expired on January 19, 2002. The note was renewed with a due date of July 24, 2002 at a current interest rate of 7%. On July 24, 2002, the Company paid $50,000 of principal and $10,525 of interest. The remaining $250,000 of principal was extended to October 24, 2002 at a current interest rate of 7%. On October 24, 2002 the Company paid $25,000 of principal and $4,555 of interest. The remaining $225,000 of principal was extended until April 24, 2003 at a current interest rate of 7%. On April 24, 2003, the Company paid $12,224 of principal and $12,768 of interest. The remaining $212,776 of principal was extended until October 15, 2003 at a current interest rate of 7%. On October 20, 2003, the Company has negotiated a payment of $25,000 in principal and $7,500 in interest and extended the note to April 23, 2004. As of December 31, 2003, the Company had a balance due of $188,000. On March 27, 2004, the Company received a notice from the bank to extend the note to October 15, 2004, if the Company pays a principal payment of $25,000 and $6,000 in interest.

On April 22, 2002, the Company borrowed $50,000. The loan is due on April 23, 2003 at a current interest rate of 10% per annum. This note is secured by 500,000 shares of the Company's $0.001 par value common stock. As of December 31, 2003, the Company is in default and is negotiating with the note holder.

In April 2002, the Company borrowed $12,500. The loan is due on demand and bears no interest. As of December 31, 2003, the Company had a balance due of $12,500.

On March 1, 2003, the Company borrowed $25,000. The loan was due on September 30, 2003 at a current interest rate of 7% per annum. On August 29, 2003, the note was extended to December 31, 2003.
On December 31, 2003, the note was extended to April 15, 2004. As of December 31, 2003, the Company had a balance due of $25,000.

NOTE F - CAPITAL TRANSACTIONS

Series A convertible preferred stock:

The Series A convertible preferred shares are convertible at any time by the shareholder at a rate equal to 70% of the average bid price of the common stock on the conversion date, at a minimum of $0.05 and a maximum of $.25 per share. The Series A convertible preferred stock has no preference with respect to dividends declared by New Mexico Software.

During the year ended December 31, 2003, the Company effected the following stock transactions:

The Company received a total of $135,000 from four individuals to purchase 135 shares of the Company's $0.001 par value preferred stock. As of August 31, 2003, the Company closed the preferred stock offering and all of the shareholders have received their preferred stock.






-PAGE-





                 NMXS.com, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements


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


During the year ended December 31, 2003, the Company effected the following stock transactions:

On January 13, 2003, the Company issued a total of 60,143 shares of its $0.001 par value common stock to its employees in lieu of salary which was valued at $11,000.

On January 13, 2003, the Company issued a total of 5,208 shares of its $0.001 par value common stock to an independent contractor for services rendered which was valued at $1,000.

On January 31, 2003, the Company agreed to issue 250,000 shares of its $0.001 par value common stock to a director of the Company for cash of $28,000 which is considered subscriptions payable.
On October 16, 2003, the shares have been issued.

On  February  20,  2003, the Company issued a  total  of  142,241 shares of the Company's $0.001 par value common stock to its employees in lieu of salary which was valued at $21,000.





-PAGE-





                 NMXS.com, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

Common stock: (continued)

On February 20, 2003, the Company issued a total of 12,500 shares of its $0.001 par value common stock to its and to an independent contractors for services rendered in the amount of $2,000.

On February 27, 2003, the Company issued 1,000,000 stock options for legal services totaling $65,000.

On March 10, 2003, the Company issued a total of 199,422 shares of its $0.001 par value common stock to its employees in lieu of salary which was valued at $24,000

On March 10, 2003, the Company issued a total of 18,045 shares of its $0.001 par value common stock to an independent contractor for services rendered in the amount of $2,000.

On March 24, 2003, the Company issued a total of 146,901 shares of its $0.001 par value common stock to its employees in lieu of salary which was valued at $16,000

On March 24, 2003, the Company issued a total of 36,090 shares of its $0.001 par value common stock to its independent contractors for services rendered in the amount of $4,000.

On March 31, 2003, the Company issued a total of 10,000 shares of its $0.001 par value common stock to an independent contractor for services rendered in the amount of $1,000.

On April 17, 2003, the Company issued a total of 100,000 shares of its $0.001 par value common stock to a former director for services rendered in the amount of $20,000.

On May 16, 2003, the Company issued a total of 170,000 shares of its $0.001 par value common stock to an attorney for legal services rendered in the amount of $17,000.

On May 30, 2003, the Company issued a total of 42,500 shares of its $0.001 par value common stock to an attorney for legal services rendered in the amount of $3,000.

On June 6, 2003, the Company issued a total of 57,611 shares of its $0.001 par value common stock to an independent contractor for services rendered in the amount of $4,000.

On June 6, 2003, the Company issued a total of 1,500,000 shares of its $0.001 par value common stock to a shareholder of the Company as part of a five year consulting agreement in the amount of $90,000. The entire amount is considered deferred compensation.

On August 1, 2003, the Company issued a total of 500,000 shares of its $0.001 par value common stock to a shareholder of the Company as part of a five year consulting agreement in the amount of $30,000. The entire amount is considered deferred compensation.

On August 1, 2003, the Company issued 100,000 stock options for consulting services totaling $7,000.

On August 17, 2003, the Company issued 1,000,000 warrants for consulting services totaling $67,000.

On  August  30,  2003, the Company agreed to  issue  a  total  of
365,000  shares  of  its $0.001 par value  common  stock  to  its
landlord  in  exchange for rent which was valued at $32,850.   On
December 8, 2003, the shares have been issued.

On September 18, 2003, the Company issued a total of 250,000 shares of its $0.001 par value common stock to a shareholder of the Company as part of a five-year consulting agreement in the amount of $15,000. The entire amount is considered deferred compensation.





-PAGE-





                 NMXS.com, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements


NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

Common stock: (continued)

On September 30, 2003, the Company adjusted deferred compensation in the amount of $15,000.

On  October  16, 2003, the Company issued 250,000 shares  of  its
$0.001 par value common stock to a director of the Company and cancelled the subscriptions payable of $28,000.

On  November 24, 2003, the Company issued 200,000 shares  of  its
$0.001 par value common stock in exchange for consulting services valued at $16,000.

On November 25, 2003, the Company issued a total of 41,369 shares of its $0.001 par value common stock to its employees in lieu of salary which was valued at $17,000

On December 8, 2003, the Company issued a total of 365,000 shares of its $0.001 par value common stock to its landlord in exchange for rent which was valued at $33,000

On December 8, 2003, the Company issued a total of 500,000 shares of its $0.001 par value common stock to a shareholder of the Company as part of a five year consulting agreement in the amount of $30,000. The entire amount is considered deferred compensation.

On December 10, 2003, the Company issued a total of 27,500 shares of its $0.001 par value common stock to its employees as bonuses which were valued at $11,000. The Company issued 22,500 shares in error to an employee and the shares will be returned to the Company in 2004, the amount is considered due from employee in the amount of $9,000.

On December 31, 2003, the Company issued 130,000 stock options for consulting services totaling $11,000.

On December 31, 2003, the Company adjusted deferred compensation in the amount of $15,000.

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

On August 17, 2003, the Company issued 1,000,000 warrants to First Mirage (FM) at the rate of one warrant for each common share. The warrants have an exercise price of $0.08 per share and a five year contractual life from date of issuance. The fair value of the warrants has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these warrants was $0.06. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 3.35%, zero dividend yield, volatility of the Company's common stock of 181% and an expected life of the warrants of five years. Approximately $67,000 of expense was included in the statement of operations for the year ended December 31, 2003.

No warrants have been exercised through December 31, 2003 and 2002.




-PAGE-





                 NMXS.com, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements


NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

Stock options:

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock- based compensation prescribed therein are shown below. Exercise prices and weighted-average contractual lives of stock options outstanding as of December 31, 2003 are as follows:


      Options Outstanding                         Options Exercisable
---------------------------------------   ------------------------------------
                           Weighted        Weighted                 Weighted
                            Average         Average                 Average
Exercise    Number         Remaining       Exercise    Number       Exercise
Prices    Outstanding  Contractual Life     Prices     Exercisable   Price
-------   -----------  ----------------   ----------   -----------  ----------
$0.05-     8,116,849         7.44           $0.10       5,512,643    $0.10
$0.30

$0.31-       212,520         5.98           $0.36         186,000    $0.36
$0.50

$0.54-        60,000         2.33           $0.61          60,000    $0.61
$0.83

$1.25-             0         0.00           $0.00               0    $0.00
$2.13


Summary of Options Granted and Outstanding:

                              For the year ended december 31,
                        ------------------------------------------------
                                2003                   2002
                        ----------------------   -----------------------
                          Shares     Weighted    Shares     Weighted
                                      Average                Average
                                     Exercise               Exercise
                                      Price                   Price
                        ---------  -----------   --------   ------------
Options:
Outstanding at          2,202,000     $0.77     1,593,000     $1.33
beginning
of year

Granted                   332,000     $0.29     1,739,000     $0.47

Cancelled                  (2,000)    $1.25    (1,130,000)    $0.09
                        ---------  -----------   --------   ------------
Outstanding             2,532,000     $0.63     2,202,000     $0.77
at end of year          =========  ===========   ========   ============

During the year ended December 31, 2002, the Company granted the following stock options:

In January 2002, the Company granted 53,000 stock options to employees with an exercise price of $.34, equal to the fair value of the common stock, with a contractual life of ten years and a two year vesting period, 50% at the end of each one year period from the date of grant. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $0.34. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 5.04%, zero dividend yield, volatility of the Company's common stock of 222% and an expected life of the options of ten years.






-PAGE-





                 NMXS.com, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements


NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

Stock options: (continued)

During February 2002, the Company granted 200,000 stock options to an employee with an exercise price of $0.34, equal to the fair value of the common stock, with a contractual life of ten years and a two year vesting period, 50% at the end of each one year period from the date of grant. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $0.34. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 4.91%, zero dividend yield, volatility of the Company's common stock of 222% and an expected life of the options of ten years.

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

During the year ended December 31, 2003, the Company granted the following stock options:

On February 1, 2003, the Company granted 200,000 stock options to employees with an exercise price of $0.06, equal to the fair value of the common stock, with a contractual life of ten years and a two year vesting period, 50% at the end of each one year period from the date of grant. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $0.04. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 4.00%, zero dividend yield, volatility of the Company's common stock of 163% and an expected life of the options of ten years.

On February 27, 2003, the Company granted 1,000,000 stock options to Gerald Grafe, the Company's legal counsel, with an exercise price of $0.06, equal to the fair value of the common stock, with a contractual life of ten years and the options vest immediately. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $0.03. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 5.84%, zero dividend yield, volatility of the Company's common stock of 177%, and an expected life of the options of ten years. Approximately $65,000 of expense was included in the statement of operations for the year ended December 31, 2003.

On August 1, 2003, the Company granted 1,943,920 stock options to employees with an exercise price of $0.06, equal to the fair value of the common stock, with a contractual life of ten years and a two year vesting period, 50% at the end of each one year period from the date of grant. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $0.04. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 4.27%, zero dividend yield, volatility of the Company's common stock of 181% and an expected life of the options of ten years.






-PAGE-





                 NMXS.com, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements


NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

Stock options: (continued)

On August 1, 2003, the Company granted 100,000 stock options to independent contractors for consulting services, with an exercise price of $0.06, equal to the fair value of the common stock, with a contractual life of ten years and the options vest immediately. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $0.04. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 4.27%, zero dividend yield, volatility of the Company's common stock of 181%, and an expected life of the options of ten years. Approximately $7,000 of expense was included in the statement of operations for the year ended December 31, 2003.

On September 29, 2003, the Company granted 500,000 stock options to a director with an exercise price of $0.06, equal to the fair value of the common stock, with a contractual life of ten years and a two year vesting period, 50% at the end of each one year period from the date of grant. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $0.04. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 4.09%, zero dividend yield, volatility of the Company's common stock of 182% and an expected life of the options of ten years.

On November 24, 2003, the Company granted 60,000 stock options to an employee with an exercise price of $0.11, equal to the fair value of the common stock, with a contractual life of five years and a two year vesting period, 50% at the end of each one year period from the date of grant. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $0.09. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 4.23%, zero dividend yield, volatility of the Company's common stock of 184% and an expected life of the options of five years.

On December 31, 2003, the Company granted 130,000 stock options to an independent contractor for consulting services, with an exercise price of $0.09, equal to the fair value of the common stock, with a contractual life of five years and the options vest immediately. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $0.07. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 4.27%, zero dividend yield, volatility of the Company's common stock of 181%, and an expected life of the options of five years. Approximately $10,500 of expense was included in the statement of operations for the year ended December 31, 2003.

The following table summarizes the pro forma operating results of the Company for December 31, 2003 had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

                                                         2003         2002
                                                     ------------------------
Proforma net loss available to common stockholders   ($1,079,000)  ($406,000)

Proforma basic and diluted loss per shares                ($0.04)     ($0.02)


As of December 31, 2003, the Company has reserved 1,000,000 shares of its common stock for issuance upon exercise of stock options and warrants.






-PAGE-





                 NMXS.com, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements


NOTE G - INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of December 31, 2003, the Company had net operating loss carryforwards of approximately $8,917,000, which expire in varying amounts between 2016 and 2021. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.

The difference between the statutory federal income tax rate on the Company's pre-tax loss and the Company's effective income tax rate is summarized as follows:

                                     2003       2002
                                   ---------  ---------
Statutory federal income tax rate   (34.0%)    (34.0%)
Increase in valuation allowance      34.0%      34.0%
Other                                 0.0%       0.0%
                                   ---------  ---------
Effective income tax rate             0.0%       0.0%
                                   =========  =========

NOTE H - RELATED PARTY TRANSACTIONS

Officer advances:

As of December 31, 2002, officer advances represent advances to the Chief Executive Officer who is a principal stockholder of the Company which bears interest at 7% per annum.

Consulting agreement:

The Company entered into a consulting agreement with a stockholder to advise the CEO on business strategy and to formulate marketing ideas. The term of the employment agreement is for approximately five years commencing on July 1, 2003 and terminating on December 31, 2008. The shareholder will receive a total of 5,500,000 shares of the Company's $0.001 par value common stock valued at $330,000. As of December 31, 2003, the shareholder was paid a total of 2,750,000 shares of common stock, but he has earned only 500,000 shares and the difference of 2,250,000 shares is considered prepaid compensation. During the year ended December 31, 2003, the Company has expensed $30,000 in consulting fees.

NOTE I - MAJOR CUSTOMERS

During the year ended December 31, 2003, seven customers accounted for 85% of the Company's revenue. The Company recognized $290,000 as revenue and $290,000 as expense from barter agreements for the year ended December 31, 2003. During the year ended December 31, 2002, three customers accounted for 47%, 11% and 9% of the Company's revenue.

As of December 31, 2003, balances due from one customer comprised
27% of total accounts receivable. As of December 31, 2002, balances due from two customers comprised 70% and 8% of total accounts receivable.






-PAGE-





                 NMXS.com, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements


NOTE J - REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on separate legal entities. NMS derives revenues from the development and marketing proprietary internet technology-based software and WKI provides data maintenance services related to NMS digital asset management system. Information related to the Company's reportable segments for 2003 is as follows:

                                NMS         WKI         Total
                           -----------  -----------  ------------
Revenue                    $1,266,000   $   34,000   $ 1,300,000

Cost of services              267,000       62,000       330,000
General and administrative  1,556,000      123,000     1,687,000
Research and development      112,000            -       112,000
Impairment of goodwill              -            -             -
                           -----------  -----------  ------------
Operating income (loss)     ($669,000)   ($151,000)    ($820,000)
                           ===========  ===========  ============

Total assets               $  704,000   $   36,000   $   740,000
                           ===========  ===========  ============

WKI revenue consists primarily of software maintenance and scanning services.

A   reconciliation  of  the  segments'  operating  loss  to   the
consolidated net loss/comprehensive loss is as follows:

    Segment's operating loss                       $(820,000)
    Other income (expense)                           (33,000)
    Consolidated net loss/comprehensive loss       $(853,000)

Prior to acquisition of Working Knowledge, Inc., in April 2000, the Company operated within one business segment.

For the year ended December 31, 2003, amortization and depreciation expense amounted to $62,000 and $24,000 for NMS and WKI, respectively. Also, total fixed asset additions amounted to $0 and $0 for NMS and WKI, respectively, while fixed asset disposals amounted to $0 and $0 for NMS and WKI, respectively.

For the year ended December 31, 2002, amortization and depreciation expense amounted to $75,000 and $25,000 for NMS and WKI, respectively. Also, total fixed asset additions amounted to $ 6,000 and $0 for NMS and WKI, respectively, while fixed asset disposals amounted to $342,000 and $0 for NMS and WKI, respectively.

NOTE K - COMMITMENTS AND CONTINGENCIES

Leases:

The  Company  leases office space in New Mexico  and  California.
Future minimum lease payments as of December 31, 2003 are as follows:

       Year   Amount
      ---------------
       2004   76,000

Rent  expense  for  the years ended December 31,  2003  and  2002 amounted to $112,000 and $149,000, respectively.






-PAGE-




                 NMXS.com, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements


NOTE K - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2003. The agreement allows for a one year renewal option unless terminated by either party. Base salary is $20,000 per annum with available additional cash compensation as defined in the agreement. The base salary shall be paid in the form of 50 shares of Series A Convertible Preferred stock of the Company payable at the end of each fiscal quarter. The CEO has the option to convert up to 25 shares of Series A Convertible Preferred stock to Common stock at a discount of 30%. Compensation under this agreement of $20,000 is included in general and administrative expenses for the period ended December 31, 2003. The non-competition agreement commences upon the termination of the employment agreement for a period of one year. As of December 31, 2003, there was a total of $15,000 in accrued payroll which will be eliminated upon issuance of the shares of stock.

Contingencies:

During the year ended December 31, 2002, the Company accumulated debt totaling $55,000 in line charges with Sprint. The Company was also owed commissions in connection with its contract with Sprint as a Sprint Data Partner. The Company and Sprint have agreed in principle to apply the outstanding commissions to the debt thereby reducing the debt from $55,000 to $16,000. The Company expects to pay the $16,000 during the first six months of 2003. During the year ended December 31, 2003, the Company has paid a total of $11,000 to Sprint.

During the year ended December 31, 2003, the Company settled with Sun Microsystems, Inc. (Sun) over the terms of equipment leased from Sun whereby the Company continued to make lease payments and failed to notify Sun past the lease termination date during 2002. The Company ceased making payments in October 2002 until the matter was resolved. Sun is pursuing collection of payments it considers in arrears totaling $78,000. The Company claims that the missed termination date is a technicality, and that it has overpaid Sun by $50,000. On July 23, 2003, the Company settled with Sun and paid a total of $1,000 and has returned the majority of the equipment to Sun and does not consider this to impair its ability to continue servicing its customer base.

During the year ended December 31, 2003, the Company had settled with Eisner, LLP (Eisner) over past due accounting fees totaling $109,000. The Company and Eisner have agreed to settle for $20,000 and in September 2003 the Company paid the entire amount.

During the year ended December 31, 2003, the Company had settled with TC Albuquerque Ross Interests, LLC and TC Albuquerque Rabina Interest, LLC (Landlord) over past due office rent totaling
$29,000. The Company issued 365,000 of its $0.001 par value common stock to cancel the outstanding balance due of $29,000 plus $3,500 in anticipated brokerage fees. The Company renegotiated its lease to a month-to-month arrangement at a rate of $3,000 per month.

Outstanding Payroll Taxes:

The Company has unpaid Federal and State payroll taxes totaling $319,581 as of December 31, 2003. The penalties and interest associated with this liability is estimated to be in excess of 10% of the total payroll taxes due, and the Company has accrued $30,419 in penalties and interest.

On June 1, 2003, the Company settled with the State of New Mexico and agreed to pay $1,000 per month of past due payroll taxes plus the current amount due. During the year ended December 31, 2003, the Company paid a total of $5,000 of past due payroll taxes.






-PAGE-





                 NMXS.com, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements


NOTE K - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Outstanding Payroll Taxes: (continued)

On October 17, 2003, the Company settled with the IRS and agreed to pay $5,000 per month of past due payroll taxes plus the current amount due. During the year ended December 31, 2003, the Company paid a total of $10,000 of past due payroll taxes.

NOTE L - LEGAL PROCEEDINGS

On October 20, 2003, we received a written demand from Kurt Grossman for payment in full of a one-year promissory note issued by us on April 23, 2002, to Mr. Grossman and his wife evidencing a loan of $50,000 by Mr. and Mrs. Grossman to us. The demand includes payment for the principal amount of the note of $50,000, fixed interest of $5,000, and post default interest of $2,665.62. Mr. Grossman informed us that he intended to commence legal action if the note, plus interest, was not paid on or before October 23, 2003. A court date is set for April 23, 2004 in California to resolve the dispute, and we have hired an attorney to represent us in that action.






















-PAGE-






ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two most recent fiscal years, there have been no disagreements with Beckstead and Watts, LLP, our independent auditor, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
----------------------------------------------------------

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the "Evaluation Date"). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls
----------------------------------

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.


















-PAGE-






                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS:
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of March 29, 2004, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing board are filled by a majority vote of the remaining directors. The officers serve at the will of the board of directors. The following is a biographical summary of our directors and officers:


Name                Age         Position                     Director Since
----------------------------------------------------------------------------
Richard Govatski    59        Chairman, President & CEO          1999
Teresa B. Dickey    60        Director, Secretary & Treasurer    2003
John E. Handley     42        Director                           2003

Set forth below is certain biographical information regarding our executive officers and directors:

RICHARD GOVATSKI has been the President of NMXS.com, Inc. since August 1999, and has been chairman, CEO, and President of New Mexico Software, Inc., since 1996. Mr. Govatski founded New Mexico Software in 1995 after identifying market inefficiencies in how intellectual property owners managed their image assets. Prior to New Mexico Software, Mr. Govatski spent 18 years in systems integration and publishing, both in sales management and software development. Mr. Govatski led the sales teams for Popular Electronics, Computer Shopper, Shutterbug, and MacWeek. Later he sold numerous solutions for vendors, including Kodak, Apple Computer, and Sun Microsystems. Mr. Govatski also spent several years in systems development as President of Media Publishing Group and built graphic applications for companies including Ferrari Color, Time Magazine, New York Daily News, and Getty Images. He received a Bachelor of Science Degree in Communications from Butler University, located in Indianapolis, Indiana in 1968.

TERESA B. DICKEY has been the secretary/treasurer of our company since August 1999. She became a member of our Board of Directors on December 19, 2002 and has held such position since such time. From 1988 until 1999 she was employed by Sandia National Laboratory as art director. Sandia National Laboratory is a U.S. Department of Energy national security laboratory. In 1964, Ms. Dickey received her Bachelor of Professional Arts from the Art Center College of Design in Pasadena, California.

JOHN E. HANDLEY has been our director since January 2003. He has been self-employed since September 2002 as a telecommunications consultant. From August 1987 until August 2002 he was employed, as an associate partner (from September 1997 until August 2000) and as a partner (September 2000 until August 2002), by Accenture LLP, a business and technology consulting and outsourcing company. He received his Bachelor of Arts degree in Psychology and Business from Roanoke College in 1983. Thereafter, he received his Masters in Business Administration from Virginia Tech in 1987.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Section 16(a) Beneficial Ownership Reporting Compliance

We have not made any required filings for the fiscal year ended December 31, 2003.






-PAGE-






ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2003, 2002 and 2001:

SUMMARY COMPENSATION TABLE

                                                    Long-Term
               Annual Compensation                  Compensation
      -------------------------------------   --------------------------------------

                                                             Restricted  Securities
Name and                                      Other Annual   Stock       Underlying
Principal Position  Year   Salary     Bonus   Compensation   Award(s)    Options
-------------------------------------------------------------------------------------

Richard Govatski    2003  $20,000 (4)  -0-      -0-           -0-         -0-
                    2002 $120,000 (1)  -0-    $3,600(2)       -0-         -0-
President and CEO   2001     $-0- (3)  -0-      -0-           -0-         -0-


(1) Mr. Govatski did not receive payment of any of his 2002 salary, but he did apply $26,000 of the amount of this payable toward the satisfaction of a like amount advanced by us to him in prior years. The remaining $94,000 has been booked as an account payable to him.
(2) Mr. Govatski is afforded the use of a company automobile.
(3) Mr. Govatski agreed to forgo his annual salary for 2001, none of which was paid. However, the company did record a charge to operations in the amount of $120,000 to reflect the fair value of the services rendered during 2001.
(4) Mr. Govatski agreed to forgo most of his salary in 2003. In lieu thereof, Mr. Govatski received a salary of $20,000. He intends to receive a salary of $44,000 in 2004.

Option Grants Table. The following table sets forth information concerning individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table during fiscal 2002.

OPTIONS GRANTS IN LAST FISCAL YEAR
               (Individual Grants)

                   Number of securities  Percent of total
                   underlying options    options granted to  Exercise or base
                   granted               employees in last   price             Expiration
                   (#)                   fiscal year          ($/Share)        Date
Name
--------------------------------------------------------------------------------------

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




-PAGE-






AGGREGATED  OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END  OPTION
VALUES

                                                           Number of
                                                          Securities         Value of
                                                          Underlying        Unexercised
                                                          Unexercised       In-the-Money
                                                            Options           Options
                                                           at Fiscal         at Fiscal
                                                          Year-End(#)       Year-End($)(1)
                                                         -------------      --------------
                 Shares acquired on                      Exercisable/       Exercisable/
Name                exercise (#)     Value realized ($)  Unexercisable      Unexercisable
--------------------------------------------------------------------------------------------
Richard Govatski    -   -0-                 N/A            500,000/0        $225,000/$0(2)


(1) Value is based on the closing sale price of the Common Stock on December 31, 2003, the last trading day of fiscal 2003 ($0.51), less the applicable option exercise price.
(2) Of these options, 500,000 were exercisable at $0.06per share.

Employment Contracts

We have a three-year employment contract with Mr. Govatski to act as our President and Chief Executive Officer on a full-time basis. The agreement commenced on January 1, 2003 and expires on December 31, 2005. The annual base salary is $200,000. Base Salary is paid quarterly in the form of 50 shares of Series A Convertible Preferred Stock. He is entitled to a bonus from time-to-time as may be determined solely by our Board of Directors. As part of his benefits, he receives options to purchase 500,000 shares of our common stock. The options expire on December 31, 2007. The exercise price is the greater of $.06 per share or 110% of the fair market value per share of common stock on the grant date provided our stock option plan. The agreement is terminable for cause by a vote of two-thirds of our directors. It could also be terminated upon three-month's notice if he becomes incapacitated for a period of six consecutive months or immediately upon his death.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services to the company, but they are not permitted to receive compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

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




-PAGE-






ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information derived from the named person, or from the transfer agent, concerning the ownership of common stock as of January 20, 2004, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of the common stock; (ii) all directors and executive officers; and (iii) directors and executive officers as a group:

                               Amount and Nature
Name and Address               of Beneficial
of Beneficial Owner            Ownership(1)               Percent of Class (1)
------------------------------------------------------------------------------
Richard Govatski                 5,080,500                 17.14%
5041 Indian School Rd. NE        5,380,500 (including
Albuquerque, NM  87110           the 300,000 options)(2)   17.97%
                                 on a fully diluted
                                 basis including the
                                 300,000 options


Teresa B. Dickey                 107,563                       *
                                 532,016(3)(including
                                 the 424,453 options)      1.77%

John Handley                     765,000(4)                    *
                                 (including the 500,000
                                 options)
Executive Officers and
Directors as a Group
(3 Persons)                      5,453,063                18.40%
                                 6,177,516                20.34% on a fully
                                (including the options    diluted basis
                                 set forth above)

* - Represents beneficial ownership of less than 1% of the total number of shares of common stock outstanding.

(1) All of the persons are believed to have sole voting and investment power over the shares of common stock listed or share voting and investment power with his or her spouse, except as otherwise provided.
(2) This number of shares includes options to purchase 300,000 shares, which options have vested and are currently exercisable. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Govatski. The number of shares also includes 400,000 shares pledged by Mr. Govatski to First Mirage Corpporation secure a loan to the company which is due and payable on June 30, 2003. Such shares are presently in the name of David A. Rapaport. Mr. Govatski retains the right to vote these shares until foreclosure under the terms of the pledge agreement.
(3) This number of shares includes 107,563 shares issued to Ms. Dickey and options to purchase 424,453 shares, which options have vested and are currently exercisable. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Ms. Dickey.
(4) This number of shares includes 265,000 shares issued to Mr. Handley and options to purchase 500,000 shares, which options have vested and are currently exercisable. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Handley.




-PAGE-






ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

In March 2001 we issued 1,500,000 Series C Warrants to Manhattan Scientifics, Inc., one of our 5% shareholders. These warrants were issued in consideration of Manhattan Scientifics issuing 150,000 of its common shares to a consultant for services performed by the consultant for us.

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






-PAGE-






PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1.  Financial  statements; see index to financial statement and schedules  in
Item 7 herein.

2. Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3. Exhibits: None

(a) Reports on Form 8-K.

Two Form 8-K's were filed with the SEC on October 1, 2003 (SEC No. 333-30176). Both were based on Item 9, Regulation FD Disclosure. One was to announce a settlement agreement with our prior auditor. The other one was to announce the signing of a consulting agreement with First Mirage, Inc.

Item 14.  Principal Accountant Fees and Services

Audit Fees

For our fiscal year ended December 31, 2003 and 2002, respectively, we were billed approximately $20,000 and $25,000 for professional services rendered for the audit of our financial statements. We also were billed approximately $5,000 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2003 and 2002, respectively.

Tax Fees

For our fiscal years ended December 31, 2003 and 2002, we were billed approximately $ 0 and $ 0 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2003.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





-PAGE-







                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                   NMXS.COM, Inc.

Date:  March 30, 2004                   By /s/ Richard Govatski
                                           --------------------
                                        Richard Govatski
                                        President,  Chief  Executive  Officer
                                        and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacitates and on the dates indicated.

Date:  March 30, 2004                   /s/ Richard Govatski
                                       ----------------------
                                   Richard Govatski, President, Chief
                                   Executive Officer and Chairman of the
                                   Board of Directors


Date:  March 30, 2004                   /s/ Teresa B. Dickey
                                       ----------------------
                                   Teresa  B.  Dickey,  Director,  Secretary,
                                   Treasurer and Principal Financial Officer

Date:  March 30, 2004                   /s/ John Handley
                                       ---------------------
                                   John E. Handley, Director