Form 10QSB
period 2004-03-31
NMXS COM  INC
filed 2004-05-17
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

COMMISSION FILE #333-30176

NMXS.COM, INC.

(Exact name of Registrant as specified in charter)

DELAWARE

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

91-1287406

(IRS EMPLOYER IDENTIFICATION NUMBER)

5021 Indian School Road, Suite 100

Albuquerque, New Mexico 87110

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

(505) 255-1999

(REGISTRANT'S TELEPHONE NO., INCLUDING AREA CODE)

5041 Indian School Road, Suite 200

Albuquerque, New Mexico 87110

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

YES [X] NO [   ]

NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF MAY 14, 2004 IS:   30,097,479.

TRANSFER AGENT AS OF MAY 14, 2004:  Interwest Transfer Company, Inc., 1981 East Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117

Table of Contents

  PART I
    ITEM 1.
    FINANCIAL STATEMENTS
    ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS
    ITEM 3.
    CONTROLS AND PROCEDURES
  PART II
    ITEM 1.
    LEGAL PROCEEDINGS
    ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
    ITEM 3.
    DEFAULTS UPON SENIOR SECURITIES
    ITEM 6.
    EXHIBITS AND REPORTS ON FORM 8-K
  SIGNATURES

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NMXS.com, Inc. and Subsidiaries
Consolidated Balance Sheet
(unaudited)

	March 31,	March 31,
	2004	2003
Assets

Current assets:
Cash and equivalents	$115,000	$44,000
Accounts receivable, net	415,000	938,000
Inventory	10,000	-
Prepaid expenses and other assets	21,000	122,000
Total current assets	561,000	1,104,000

Furniture, equipment and improvements, net	120,000	208,000
Security deposits	39,000	39,000
Goodwill, net	75,000	75,000

	$795,000	$1,426,000

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$57,000	$343,000
Accrued expenses	444,000	416,000
Deferred revenue	45,000	55,000
Notes payable	276,000	312,000
Total current liabilities	822,000	1,126,000

Stockholders' (deficit):
Preferred stock, $0.001 par value, 500,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 30,119,979 and 25,388,276 shares
issued and outstanding, respectively	30,000	25,000
Additional paid-in capital	8,912,000	8,291,000
Stocks payable	116,000	30,000
Prepaid compensation	(156,000)	-
Prior period adjustment	-	(6,000)
Accumulated (deficit)	(8,929,000)	(8,040,000)
	(27,000)	300,000

	$795,000	$1,426,000

The accompanying notes are an integral part of these financial statements

NMXS.com, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the three months ended
	March 31,
	2004	2003

Revenue
Software sales and maintenance	$270,000	$366,000
Custom programming	1,000	28,000
License fees	25,000	-
Scanning services	43,000	36,000
Other	28,000	-
	367,000	430,000

Operating costs and expenses:
Cost of services	85,000	87,000
General and administrative	235,000	275,000
Research and development	24,000	35,000
Total operating costs and expenses	344,000	397,000

Net operating profit	23,000	33,000

Other (expense):
Interest (expense)	(4,000)	(9,000)
Total other (expense)	(4,000)	(9,000)

Net income	$19,000	$24,000

Weighted average number of
common shares outstanding - basic and fully diluted	29,777,864	24,952,673

Net income (loss) per share - basic and fully diluted	$0.00	$0.00

The accompanying notes are an integral part of these financial statements

NMXS.com, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	For the three months ended
	March 31,
	2004	2003
Cash flows from operating activities
Net income	$19,000	$24,000
Adjustments to reconcile net income to
net cash (used) by operating activities:
Common stock issued for salaries	16,000	69,000
Common stock issued for services	15,000	10,000
Depreciation and amortization	21,000	24,000
Changes in:
Accounts receivable	35,000	(295,000)
Inventory	(7,000)	-
Prepaid expenses and other assets	-	(80,000)
Officer advances	-	1,000
Accounts payable	(65,000)	28,000
Accrued expenses	(21,000)	92,000
Deferred revenue	(25,000)	55,000
Net cash (used) by operating activities	(12,000)	(72,000)

Cash flows from investing activities
Acquisition of fixed assets	-	(6,000)
Net cash (used) by investing activities	-	(6,000)

Cash flows from financing activities
Proceeds from notes payable	-	25,000
Net proceeds from the issuance of common stock	116,000	28,000
Net proceeds from the issuance of preferred stock	-	30,000
Net cash provided by financing activities	116,000	83,000

Net increase in cash and equivalents	104,000	5,000
Cash and equivalents - beginning	11,000	39,000
Cash and equivalents - ending	$115,000	$44,000

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION

The interim consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2003 and notes thereto included in the Company's Form 10-KSB.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE B - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of March 31, 2004 consisted of the following:

Computers	$ 269,000
Furniture, fixtures and equipment	105,000
Leasehold improvements	76,000
450,000
Accumulated depreciation	(330,000)
$ 120,000

NOTE C - NOTE PAYABLE

During January 2001, the Company borrowed $300,000. The loan is collateralized by substantially all of the Company's assets and personally guaranteed by an officer of the Company. Additional collateral was provided by a letter of credit issued by a then unrelated third party. The letter of credit expired on January 19, 2002. The note was renewed with a due date of July 24, 2002 at a current interest rate of 7%. On July 24, 2002, the Company paid $50,000 of principal and $10,525 of interest. The remaining $250,000 of principal was extended to October 24, 2002 at a current interest rate of 7%. On October 24, 2002 the Company paid $25,000 of principal and $4,555 of interest. The remaining $225,000 of principal was extended until April 24, 2003 at a current interest rate of 7%.  On April 24, 2003, the Company paid $12,224 of principal and $12,768 of interest.  The remaining $212,776 of principal was extended until October 15, 2003 at a current interest rate of 7%.  On October 20, 2003, the Company has negotiated a payment of $25,000 in principal and $7,500 in interest and extended the note to April 23, 2004.  As of March 31, 2004, the Company had a balance due of $188,420.  On April 5, 2004, the Company paid $25,000 of principal and $6,000 in interest.  The remaining $163,240 was extended to October 15, 2004.

On April 22, 2002, the Company borrowed $50,000.  The loan was due on April 23, 2003 at a current interest rate of 10% per annum.  This note is secured by 500,000 shares of the Company’s $0.001 par value common stock.  As of March 31, 2004, the Company is in default and is negotiating with the note holder.

In April 2002, the Company borrowed $12,500.  The loan is due on demand and bears no interest.  As of March 31, 2004, the Company had a balance due of $12,500.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On March 1, 2003, the Company borrowed $25,000. The loan was due on September 30, 2003 at a current interest rate of 7% per annum.  On August 29, 2003, the note was extended to December 31, 2003.   On December 31, 2003, the note was extended to April 15, 2004.  As of March 31, 2004, the Company had a balance due of $27,000.  On April 15, 2004, the note was extended to June 30, 2004.

NOTE D - CAPITAL TRANSACTIONS

Common stock:

During the three month period ended March 31, 2004, the Company effected the following stock transactions:

On January 7, 2004, the Company issued a total of 250,000 shares of its $0.001 par value common stock to a shareholder of the Company as part of a five year consulting agreement in the amount of $15,000.  The entire amount is considered deferred compensation.

On February 9, 2004, the Company issued a total of 75,000 shares of its $0.001 par value common stock to a shareholder of the Company as part of a five year consulting agreement in the amount of $4,500.  The entire amount is considered deferred compensation.

On March 7, 2004, the Company issued a total of 275,000 shares of its $0.001 par value common stock to a shareholder of the Company as part of a five year consulting agreement in the amount of $16,500.  The entire amount is considered deferred compensation.

On March 8, 2004, the Company issued a total of 127,723 shares of the Company’s $0.001 par value common stock to an employee in lieu of salary which was valued at $16,000.

During the three months ended March 31, 2004, the Company received cash totaling $116,000.  The Company has an offering open and raised a total of $56,000 related to the sale of 223,000 shares of the Company’s $0.001 par value common stock.  The remaining amount of $60,000 is due to the exercise of warrants from individuals to purchase a total of 285,000 shares of the Company’s $0.001 par value common stock.  As of March 31, 2004, the Company has not issued any of the shares mentioned and the entire balance of $116,000 is considered subscriptions payable and will be adjusted upon the issuance of the shares.

On March 31, 2004, the Company adjusted deferred compensation in the amount of $15,000.

Warrants:

During the three month period ended March 31, 2004 there were no warrants issued and 285,000 warrants exercised.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Stock options:

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock- based compensation prescribed therein are shown below. Exercise prices and weighted-average contractual lives of stock options outstanding as of March 31, 2004 are as follows:

Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.10-$0.30	8,095,849	7.19	$0.10	5,853,400	$0.11
$0.31-$0.50	160,000	5.13	$0.36	160,000	$0.36
$0.54-$0.83	60,000	2.08	$0.61	60,000	$0.61

Summary of Options Granted and Outstanding:

	For the three months ended March 31,
	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	6,042,824	$0.12	2,526,000	$0.63
Granted	-	$ -	1,000,000	$0.29
Cancelled	(73,520)	$0.26	(6,000)	$1.25
Outstanding at end of year	5,969,304	$0.12	3,520,000	$0.63

The following table summarizes the pro forma operating results of the Company for March 31, 2004 had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

Proforma net income (loss) available to common stockholders	$ 0

Proforma basic and diluted loss per share	$ 0.00

NOTE E - RELATED PARTY TRANSACTIONS

Consulting agreement:

The Company entered into a consulting agreement with a stockholder to advise the CEO on business strategy and to formulate marketing ideas. The term of the employment agreement is for approximately five years commencing on July 1, 2003 and terminating on December 31, 2008.  The shareholder will receive a total of 5,500,000 shares of the Company’s $0.001 par value common stock valued at $330,000.  As of March 31, 2004, the shareholder was paid a total of 3,350,000 shares of common stock, but he has earned only 750,000 shares and the difference of 2,600,000 shares is considered prepaid compensation.  During the three month period ended March 31, 2004, the Company has expensed $15,000 in consulting fees.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F- MAJOR CUSTOMERS

During the three month period ended March 31, 2004, three customers accounted for 64.8% of the Company's revenue.  The Company recognized $10,000 as revenue and $0 as expense from barter agreements for the three month period ended March 31, 2004.

As of March 31, 2004, balances due from two customers comprised 61.4% of total accounts receivable.

NOTE G - REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on separate legal entities. NMS derives revenues from the development and marketing proprietary internet technology-based software and WKI provides data maintenance services related to NMS digital asset management system. Information related to the Company's reportable segments for the three months ended March 31, 2004 is as follows:

	NMS	WKI	Total
Revenue	$ 360,000	$ 7,000	$ 367,000

Cost of services	78,000	7,000	85,000
General and administrative	201,000	34,000	235,000
Research and development	24,000	-	24,000

Operating income (loss)	57,000	(34,000)	23,000

Total assets	$754,000	$ 41,000	$ 795,000

WKI revenue consists primarily of software maintenance and scanning services.

A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

Segment’s operating income	$ 23,000
Other income	(4,000)
Consolidated net loss/comprehensive loss	$ 19,000

Prior to acquisition of Working Knowledge, Inc., in April 2000, the Company operated within one business segment.

For the three months ended March 31, 2004, amortization and depreciation expense amounted to $16,000 and $5,000 for NMS and WKI, respectively.  Also, total fixed asset additions amounted to $0 and $0 for NMS and WKI, respectively, while fixed asset disposals amounted to $0 and $0 for NMS and WKI, respectively.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H – COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico and California.  Future minimum lease payments as of March 31, 2004 are as follows:

Year	Amount
2004	$ 62,000
2005	$ 82,000
2006	$ 82,000
2007	$ 82,000
2008	$ 82,000

Rent expense for the three months ended March 31, 2004 amounted to $9,000 and $11,500, respectively.

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2003. The agreement allows for a one year renewal option unless terminated by either party.  Base salary is $20,000 per annum with available additional cash compensation as defined in the agreement.  The base salary shall be paid in the form of 50 shares of  Series A Convertible Preferred stock of the Company payable at the end of each fiscal quarter.  The CEO has the option to convert up to 25 shares of Series A Convertible Preferred stock to Common stock at a discount of 30%. Compensation under this agreement of $11,000 is included in general and administrative expenses for the three month period ended March 31, 2004.  The non-competition agreement commences upon the termination of the employment agreement for a period of one year.   As of March 31, 2004, there was a total of $15,000 in accrued payroll which will be eliminated upon issuance of the shares of stock.

Outstanding Payroll Taxes:

The Company has unpaid Federal and State payroll taxes totaling $312,000 as of March 31, 2004. The penalties and interest associated with this liability is estimated to be in excess of 10% of the total payroll taxes due, and the Company has accrued $30,419 in penalties and interest.

On June 1, 2003, the Company settled with the State of New Mexico and agreed to pay $1,000 per month of past due payroll taxes plus the current amount due.  During the three months ended March 31, 2004, the Company paid a total of $3,000 of past due payroll taxes.

On October 17, 2003, the Company settled with the IRS and agreed to pay $5,000 per month of past due payroll taxes plus the current amount due.  During the three months ended March 31, 2004, the Company paid a total of $15,000 of past due payroll taxes.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – LEGAL PROCEEDINGS

On October 20, 2003, we received a written demand from Kurt Grossman for payment in full of a one-year promissory note issued by us on April 23, 2002, to Mr. Grossman and his wife evidencing a loan of $50,000 by Mr. and Mrs. Grossman to us.  The demand includes payment for the principal amount of the note of $50,000, fixed interest of $5,000, legal fees of $24,000 and post default interest of $2,665.62.  Mr. Grossman informed us that he intended to commence legal action if the note, plus interest, was not paid on or before October 23, 2003.  A court date was set for April 23, 2004 in California to resolve the dispute.  We filed a motion to quash the service of summons for lack of personal jurisdiction and to vacate a default judgment against us.  The court tentatively ruled in favor of the Grossmans.  However, after our oral argument on April 23, 2004, the court withdrew its tentative ruling and ruled in favor of us.  Specifically, the court ruled that we do not have sufficient contact with California to warrant the exercise of personal jurisdiction.  Based on this ruling, there is no action pending

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

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

Some challenges we face in the next year are developing a sales force and distribution channels in order to market our products and educating potential customers about the benefits of digital management systems.  We have hired several independent sales agents to help sell our products.  We have also hired a manager to focus on providing education about our products to potential customers, and we provide demo software on the Internet for this purpose, so that customers can better understand how the digital lifecycle works.  One possible opportunity for our business was discussed in a recent article in Business Week Online.  Software products using open source programming are now expanding beyond the Linux operating system to include databases, search engines, programming tools and desktop PC software.  Since our products have all been developed with open source code, we may be in a position to take advantage of this expansion by identifying opportunities to integrate our software with some of the newly emerging open source products.

Another new marketing area that we are developing is the need for customers to hire our engineers to connect our software to existing software owned by the customer. We now have several contracts in which we are “welding” different databases to our database with good success. This could be a very important growth area for us in the future.

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

With the marketing of the DFC and Taos products, management anticipates that revenues for direct software sales and technical support will increase as those products are sold and the associated technical support programs are purchased.  The change in focus on our newer products reflects management’s belief that a broader range of products and customers will provide greater stability in revenues.

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

A summary of operating results for the three months ended March 31, 2004 and 2003 is as follows:

2004

2003

% of

% of

Amount

Revenue

Amount

Revenue

Revenues

  $  367,000

  100.0%

  $  430,000

100.0%

Cost of service

  85,000

  23.2%

  87,000

20.2%

Gross profit

282,000

76.8%

   343,000

79.8%

General & administrative

   235,000

   64.0%

   275,000

 64.0%

Research & development

  24,000

 6.5%

  35,000

   8.1%

Net operating (loss)

     23,000

    6.3%

     33,000

   7.7%

Other income (expense)

  (4,000)

  (1.1%)

  (9,000)

 (2.1%)

Net income (loss)

     19,000

    5.2%

     24,000

   5.6%

Earnings (loss) per share

$    0.00

$  (0.02)

Revenues:  Total revenues decreased 14.7%, or $63,000, for the quarter ended March 31, 2004, as compared to the same period in the prior year (the “comparable prior year period”).  These revenues were primarily generated from the following four revenue streams:

1.  Revenues generated by software sales and maintenance decreased 26.2%, or $96,000, for the quarter ended March 31, 2004, as compared to the comparable prior year period.  This decrease is mostly attributable to a single sale of our software in 2003 of $250,000.  Software maintenance consists mainly of hosting and managing our customers’ data on our systems.  We will continue hosting for various existing clients and for our Roswell product, in addition to focusing new marketing efforts on the sale of our standard products.  Management anticipates that revenues in this category will increase in the coming year, although there is no assurance that they will increase at the current rate.

2.  Custom programming revenue decreased 98.1%, or $27,000, for the quarter ended March 31, 2004, as compared to the comparable prior year period.  This decrease was primarily due to management’s focus on finalizing the development of the Roswell product.  In the future, some customers that purchase our standard products will require customization, and we continue to offer this service.  In addition, our Roswell product will be offered as a customizable package, and we continue to offer programming services to connect our customers’ databases with our database.  Therefore, notwithstanding the decrease this period, we anticipate that this revenue will increase in the coming year.

3.  Revenues generated by license fees increased 100%, or $25,000, for the quarter ended March 31, 2004, as compared to the comparable prior year period.  This increase is primarily attributable to the fact that in the prior year we did not enter into any significant new licenses until the end of the first quarter.  Management believes that this category may be a less significant portion of future revenues.  We may license the software in certain products, however, we anticipate most revenues will be generated from sales of our software products.

4.  Revenue generated by scanning services increased 20.8%, or $7,000, for the quarter ended March 31, 2004, as compared to the comparable prior year period, due to a large long-term contract with a major movie studio.  Management is currently assessing the importance of scanning services as part of an overall focus on client services during the coming year.  Although we are not emphasizing scanning services at this time, we anticipate that this revenue source will continue to increase slightly this year due to the long-term contract mentioned above.

We also generated other revenue hardware sales and the sale of other miscellaneous items.  Revenue generated by these other services increased 100% or $28,000, for the quarter ended March 31, 2004, as compared to the comparable prior year period.  Sales of hardware associated with our Digital Filing Cabinet system accounted for most of this revenue.

Cost of Services.  Cost of services decreased 2.0%, or $2,000, for the quarter ended March 31, 2004, as compared to the comparable prior year period.  Cost of services as a percentage of revenues increased to 23.2% for the quarter ended March 31, 2004 from 20.2% for the comparable prior year period, due to the slight decrease in revenue this quarter.  Management anticipates that as revenues increase in the coming year, the cost of services required to support those revenues will also increase.  However, we believe this current percentage is more indicative of the percentage of costs associated with future revenues, but until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

General and Administrative.  General and administrative expenses decreased 14.5%, or $40,000, for the quarter ended March 31, 2004, as compared to the comparable prior year period.  This decrease was primarily attributable to reductions in office rent and advertising during the first quarter of this year.  General and administrative expenses as a percentage of revenues were 64.0% for the quarter ended March 31, 2004, as compared to 64.0% for the comparable prior year period.  Management believes the percentage of general and administrative costs will decrease in the future because revenues will increase at a greater rate than general and administrative costs, but until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

Research and Development.  Research and development expenses decreased 31.6%, or $11,000, for the quarter ended March 31, 2004, as compared to the comparable prior year period.  This decrease continues to be primarily due to the completion of the development of our core software and the refocusing of research and development to upgrading the existing products to remain competitive in the industry.

Other Income.  Interest expense decreased 54.8%, or $5,000 for the quarter ended March 31, 2003, as compared to the comparable prior year period.  The decrease in interest expense was associated with paying down our outstanding notes and accounts payable.  There was no loss on disposal of fixed assets in the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, cash and cash equivalents totaled $115,000, representing a $104,000 increase from the beginning of the period.  This increase was attributable both to cash generated from our financing activities and to a reduction in cash used in operating activities.  Our cash flow has improved significantly in that we believe that we are able to meet our on-going expenses from our revenues.

Operating activities used $12,000 of cash for the quarter ended March 31, 2004, as compared to $72,000 for the comparable prior year period.  The decrease in the net use of cash was primarily due to the decrease in accounts receivable.

During the quarter ended March 31, 2004, we continued to pay down a significant portion of trade accounts payable, decreasing the balance from $122,000 at December 31, 2003 to $57,000 at March 31, 2004.  As a result, the payments of accounts payable used $65,000 of cash flow for the first quarter of 2004, as compared with delaying payments of accounts payable during the comparable prior year period which provided $28,000 of cash flow during that period.  We also decreased accrued expenses by $21,000 during the quarter ended March 31, 2004, from $465,000 at December 31, 2003 to $444,000 at March 31, 2004.  This decrease mainly consists of payments toward past due tax obligations, and constituted a use of funds for the current quarter, as compared with delaying payment of accrued expenses in the comparable prior year period which accounted for a source of $98,000 during that period.  We continue to accrue the salary of our president, Richard Govatski, which at March 31, 2004, was an aggregate of $106,000.  Payroll taxes due at March 31, 2004, were $312,000, including penalties and interest.

Accounts receivable decreased from $450,000 at December 31, 2003 to $415,000 at March 31, 2004, providing $35,000 in funds during the quarter ended March 31, 2004.  Two customers account for $285,000 of the outstanding balance.  One is a new customer with a current balance of $150,000, and the other $135,000 is an agreement for advertising still owed to us, which will be used during 2004.

Investing activities used no cash for the quarter ended March 31, 2004, as compared to $6,000 for the comparable prior year period.  The decrease in the cash used for investing activities for the current quarter was primarily attributable to the fact that we purchased no fixed assets during that time.

Financing activities provided $116,000 in cash for the quarter ended March 31, 2004, as compared to $83,000 for the comparable prior year period.  The increase in cash provided by financing activities was primarily attributable to the sale of common stock.  In March 2004 we sold 462,400 shares of common stock for gross proceeds of $115,600.

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

At March 31, 2004, we had an outstanding balance on a line of credit with Los Alamos National Bank (LANB) which was originally due on July 24, 2002.  The outstanding principal amount due at that date was $300,000, plus interest of $10,545.  We negotiated a three month extension on the repayment of the outstanding balance of the line of credit by reducing the principal amount of the debt with the payment of $50,000 and the payment of the interest due on July 24, 2002.  We were able to negotiate an extension of the amount due on the line of credit until April 24, 2003, by paying $25,000 of the principal amount due and $4,555 in interest due at October 24, 2002.  On April 24, 2003, we paid $12,224 of principal and $12,768 of interest, and we negotiated another six-month extension to October 20, 2003. On October 20, 2003 we negotiated an extension of the amount due until April 23, 2004 by paying $25,000 in principal and $7,500 in interest.  The principal balance due for this line of credit was $188,420 as of December 31, 2003.  On March 27, 2004, we received a letter from LANB extending the note until October 15, 2004, with payment of $25,000 of principal and approximately $6,000 of interest due on April 15, 2004.  On April 5, 2004, we paid the $25,000 of principal and $6,000 of interest as agreed.  The company has the necessary cash to continue to reduce the note under these circumstances.  Our inability to retire this debt, negotiate an extension of the payment amount and/or date, or obtain an alternative loan would likely have a material negative impact on our business, and could impair our ability to continue operations if the bank foreclosed on the note.  However, the bank has continued to extend the note six months at a time, providing we pay an agreed-upon amount of principal and interest at the time of the extension.  We believe that LANB will continue to work with us in this manner.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space.

Management anticipates that the capital requirements for operations for the next twelve months will be approximately $1,200,000 - $1,500,000, based on cash flow projections.  The company currently has contracts which provide for recurring revenues of approximately $600,000 over the next twelve months.  Based on the prior year licensing and custom programming revenue, we can expect these services to generate an additional $300,000 - $400,000 over the next twelve months.  We anticipate that new clients and our new products will provide the remaining necessary capital for the next year.   In addition, if the company is not able to provide the necessary capital for the next year from revenues, we have a commitment of a line of credit of $500,000 to cover any additional funds needed.  On November 6, 2003 we received a letter of intent to invest $500,000 in New Mexico software over the next six months, which will provide working capital necessary for operations over the next twelve months and to retire long-term debt and past-due payroll taxes.  Through a combination of increased marketing efforts and continued reduction of expenses, management anticipates continued positive working cash flow during 2004.

FORWARD-LOOKING STATEMENTS

This report contains statements that plan for or anticipate the future.  Forward-looking statements include statements about the future of operations involving the marketing and maintenance of products which manage large volumes of media or digital material, statements about our future business plans and strategies, and most other statements that are not historical in nature.  In this report forward-looking statements are generally identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like.  Although management believes that any forward-looking statements it makes in this report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include the following:

  Rapid changes in technology relating to the Internet

  Continued growth and use of the Internet

  Changes in government regulations

  Changes in our business strategies

  Hardware failure of a catastrophic proportion

  Terrorist interference with the operation of the Internet or effects of terrorist activities on the economy

  Difficulty recruiting and retaining staff of sufficient technical caliber to provide adequate and on-going customer support and product maintenance and development

  Failure to successfully market our products through the Internet and our representatives

  Inability to locate sources to retire our line of credit or to obtain alternative lending sources

  Inability to solve cash flow problems

In light of the significant uncertainties inherent in the forward-looking statements made in this report, particularly in view of our early stage of operation, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

ITEM 3.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, as of March 31, 2004, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)]

under the Exchange Act). Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 1.

LEGAL PROCEEDINGS

Kurt Paul Grossman and Ann Grossman filed a complaint for Breach of Contract on a Promissory Note against us on November 25, 2003, in the Superior Court of California, Orange County Division, case # 03CC14074. There was a question of whether the complaint was properly served and whether the California courts have jurisdiction over us. The Grossmans filed an Application for Writ of Attachment which was denied on January 30. The Grossmans asked for $55,000  ($50,000 on the promissory note plus $5,000 interest); $304.40 in costs; and $24,000 in attorney’s fees. The Grossmans, through a separate entity, Doctors Telehealth Network, purchased software from us, and it has not been paid for.  We filed a motion to quash the service of summons for lack of personal jurisdiction and to vacate a default judgment against us.  The court tentatively ruled in favor of the Grossmans.  However, after our oral argument on April 23, 2004, the court withdrew its tentative ruling and ruled in favor of us.  Specifically, the court ruled that we do not have sufficient contact with California to warrant the exercise of personal jurisdiction.  Based on this ruling, there is no action pending against us at this time.

In October 2003 we entered into an interim agreement with the Internal Revenue Service concerning the repayment of federal tax deposits which we failed to pay for the six operating quarters ended September 30, 2003.  We have agreed to pay $5,000 per month beginning November 1, 2003.  During this interim period the IRS has agreed withhold the filing of a federal tax lien.  Consideration of filing a lien in the future will be based upon a determination of how long it may take to pay the taxes.  Also, our failure to make timely federal tax deposits will default this interim agreement and necessitate the filing of the lien.  Our unpaid tax returns for these quarters are being assessed by the IRS, and we expect to receive an assessment notice for each period upon completion of this assessment.  We estimate that these assessments will total approximately $300,000, plus interest and penalties.  Since the end of the third quarter 2003, we have made on-time payments of current payroll taxes for both the state and federal agencies.

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

Other than listed above, neither our parent company nor any of its subsidiaries, or any of their properties, is a party to any pending legal proceeding.  We are not aware of any contemplated proceeding by a governmental authority.  Also, we do not believe that any director, officer, or affiliate, any owner of record or beneficially of more than five percent of the outstanding common stock, or security holder, is a party to any proceeding in which he or she is a party adverse to us or has a material interest adverse to us.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2004, no securities were sold by us without registering the securities under the Securities Act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

During the quarter ended March 31, 2004, we were delinquent in the payment of interest and principal on a $50,000 promissory note payable to Kurt and Ann Grossman.  The note was due and payable on April 23, 2003, and bears interest of $5,000.  As of the filing date of this report, the total amount due on the note is $55,000.

During the quarter ended March 31, 2004, we were delinquent in the payment of interest and principal on a $25,000 promissory note payable to First Mirage, Inc.  The note was due and payable on June 30, 2003, and bears interest at the rate of 7% per annum.  As of the filing date of this report, the total amount due on the note is approximately $27,113.  On August 29, 2003, First Mirage granted an extension of the maturity date of the note to December 31, 2003.  On December 31, 2003, First Mirage granted an extension of the maturity date of the note to April 15, 2004.  On April 15, 2004, First Mirage granted an extension of the maturity date to June 30, 2004.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.  The following exhibits are attached to this report:

31.1

Rule 15d-14 (a)  Certification by Principal Executive Officer

31.2

Rule 15d-14 (a)  Certification by Principal Financial Officer

             32       Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

(b) Reports.  No reports on Form 8-K were filed during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NMXS.com, INC.

Date:

May 14, 2004

By  /s/  Richard Govatski

Richard Govatski, President

Date:  May 14, 2004

By  /s/  Teresa Dickey

Teresa Dickey, Treasurer  (Principal

Financial Officer)