Form 10QSB
period 2004-06-30
NMXS COM INC
filed 2004-08-16
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

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

YES [X] NO [   ]

NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF August 13, 2004 IS:   30,946,795.

TRANSFER AGENT AS OF August 12, 2004:  Interwest Transfer Company, Inc., 1981 East Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117.

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NMXS.com, Inc. and Subsidiaries
Consolidated Balance Sheet
(unaudited)

June 30,
2004
Assets

Current assets:
Cash and equivalents	$56,000
Accounts receivable, net	602,000
Inventory	6,000
Prepaid expenses and other assets	41,000
Total current assets	705,000

Furniture, equipment and improvements, net	111,000
Security deposits	40,000
Goodwill, net	75,000

$931,000

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$73,000
Accrued expenses	417,000
Deferred revenue	30,000
Notes payable	301,000
Total current liabilities	821,000

Stockholders' (deficit):
Preferred stock, $0.001 par value, 500,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 30,827,479 shares issued and outstanding	31,000
Additional paid-in capital	9,017,000
Stocks payable	71,000
Prepaid compensation	(157,000)
Accumulated (deficit)	(8,852,000)
110,000

$931,000

The accompanying notes are an integral part of these financial statements.

NMXS.com, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003

Revenue
Software sales and maintenance	$220,000	$124,000	$490,000	$490,000
Custom programming	37,000	21,000	38,000	49,000
License fees	85,000	15,000	110,000	15,000
Scanning services	45,000	35,000	88,000	71,000
Hardware sales	22,000	1,000	50,000	1,000
Other	-	1,000	1,000	1,000
	409,000	197,000	777,000	627,000

Operating costs and expenses:
Cost of services	78,000	78,000	159,000	165,000
Cost of hardware	12,000	-	16,000	-
General and administrative	205,000	283,000	440,000	558,000
Research and development	35,000	27,000	59,000	62,000
Bad debt expense	-	501,000	-	501,000
Total operating costs and expenses	330,000	889,000	674,000	1,286,000

Net operating profit	79,000	(692,000)	103,000	(659,000)

Other (expense):
Interest (expense)	(3,000)	(5,000)	(7,000)	(14,000)
Total other (expense)	(3,000)	(5,000)	(7,000)	(14,000)

Net income	$76,000	$(697,000)	$96,000	$(673,000)

Weighted average number of
common shares outstanding - basic and fully diluted	30,233,770	26,001,521	30,005,817	25,479,994

Net income (loss) per share - basic and fully diluted	$0.00	$(0.03)	$0.00	$(0.03)

The accompanying notes are an integral part of these financial statements.

NMXS.com, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	For the six months ended
	June 30,
	2004	2003
Cash flows from operating activities
Net income	$96,000	$(673,000)
Adjustments to reconcile net income to
net cash (used) by operating activities:
Prior period adjustment	-	(6,000)
Common stock issued for salaries	16,000	69,000
Common stock issued for services	21,000	109,000
Stock options issued for services	-	9,000
Bad debt expense	-	501,000
Depreciation and amortization	42,000	45,000
Changes in:
Accounts receivable	(152,000)	(237,000)
Inventory	(3,000)	-
Prepaid expenses and other assets	(20,000)	(10,000)
Security deposits	(1,000)	-
Officer advances	-	1,000
Accounts payable	(49,000)	(97,000)
Accrued expenses	(48,000)	160,000
Deferred revenue	(40,000)	40,000
Net cash (used) by operating activities	(138,000)	(89,000)

Cash flows from investing activities
Acquisition of fixed assets	(12,000)	(6,000)
Net cash (used) by investing activities	(12,000)	(6,000)

Cash flows from financing activities
Proceeds from notes payable	50,000	25,000
Repayment of note payable	(25,000)	(12,000)
Net proceeds from the issuance of common stock	170,000	28,000
Net proceeds from the issuance of preferred stock	-	30,000
Net cash provided by financing activities	195,000	71,000

Net increase in cash and equivalents	45,000	(24,000)
Cash and equivalents - beginning	11,000	39,000
Cash and equivalents - ending	$56,000	$15,000

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Results of operations for the interim periods are not indicative of annual results.

NOTE B - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of June 30, 2004 consisted of the following:

Computers	$ 270,000
Furniture, fixtures and equipment	105,000
Leasehold improvements	10,000
385,000
Accumulated depreciation	(274,000)
$ 111,000

NOTE C - NOTE PAYABLE

During January 2001, the Company borrowed $300,000. The loan is collateralized by substantially all of the Company's assets and personally guaranteed by an officer of the Company. Additional collateral was provided by a letter of credit issued by a then unrelated third party. The letter of credit expired on January 19, 2002. The note was renewed with a due date of July 24, 2002 at a current interest rate of 7%. On July 24, 2002, the Company paid $50,000 of principal and $10,525 of interest. The remaining $250,000 of principal was extended to October 24, 2002 at a current interest rate of 7%. On October 24, 2002 the Company paid $25,000 of principal and $4,555 of interest. The remaining $225,000 of principal was extended until April 24, 2003 at a current interest rate of 7%.  On April 24, 2003, the Company paid $12,224 of principal and $12,768 of interest.  The remaining $212,776 of principal was extended until October 15, 2003 at a current interest rate of 7%.  On October 20, 2003, the Company has negotiated a payment of $25,000 in principal and $7,500 in interest and extended the note to April 23, 2004.  On April 5, 2004, the Company paid $25,000 of principal and $6,000 in interest.  The remaining $163,240 was extended to October 15, 2004.  As of June 30, 2004, the Company had a balance due of $163,168.

On April 22, 2002, the Company borrowed $50,000.  The loan was due on April 23, 2003 at a current interest rate of 10% per annum.  This note is secured by 500,000 shares of the Company’s $0.001 par value common stock.  As of June 30, 2004, the Company is in default and is negotiating with the note holder.

In April 2002, the Company borrowed $12,500.  The loan is due on demand and bears no interest.  As of June 30, 2004, the Company had a balance due of $12,500.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On March 1, 2003, the Company borrowed $25,000. The loan was due on September 30, 2003 at a current interest rate of 7% per annum.  On August 29, 2003, the note was extended to December 31, 2003.   On December 31, 2003, the note was extended to April 15, 2004.  As of June 30, 2004, the Company had a balance due of $27,000.  On April 15, 2004, the note was extended to June 30, 2004.  On May 21, 2004, the borrowed an additional $50,000.  The loan was due on demand at a current interest rate of 8% per annum.  As of June 30, 2004, the total amount owed was $78,000 of which $75,000 is principal and $3,000 is interest.

NOTE D - CAPITAL TRANSACTIONS

Common stock:

During the six month period ended June 30, 2004, the Company effected the following stock transactions:

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

During the three months ended March 31, 2004, the Company received cash totaling $116,000.  The Company has an offering open and raised a total of $56,000 related to the sale of 223,000 shares of the Company’s $0.001 par value common stock.  The remaining amount of $60,000 is due to the exercise of warrants from individuals to purchase a total of 285,000 shares of the Company’s $0.001 par value common stock.  As of June 30, 2004, the Company has not issued any of the shares mentioned and the entire balance of $116,000 is considered subscriptions payable and will be adjusted upon the issuance of the shares.

On April 6, 2004, the Company cancelled 22,500 shares of its $0.001 par value common stock that was erroneously issued to an employee as a bonus on December 10, 2003.

On June 7, 2004, the Company issued a total of 210,000 shares of the Company’s $0.001 par value common stock which was part of the equity offering and reduced the subscriptions payable balance by $52,500.  In addition, the Company issued a total of 185,000 shares of the Company’s $0.001 par value common stock which were related to the exercise of warrants and reduced the subscriptions payable balance by $38,850.

On June 22, 2004, the Company issued a total of 275,000 shares of its $0.001 par value common stock to a shareholder of the Company as part of a five year consulting agreement in the amount of $16,500.  The entire amount is considered deferred compensation.

On June 29, 2004, the Company received cash totaling $47,000.  The Company sold 275,000 shares of its $0.001 par value common stock to one of its directors.  The entire balance of $47,000 is considered subscriptions payable and will be adjusted upon the issuance of the shares.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On June 30, 2004, the Company received cash totaling $6,600 for options from an individual to purchase a total of 60,000 shares of the Company’s $0.001 par value common stock.

On June 30, 2004, the Company adjusted deferred compensation in the amount of $15,000.

Warrants:

During the six month period ended June 30, 2004 there were no warrants issued and 285,000 warrants exercised.

Stock options:

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock- based compensation prescribed therein are shown below. Exercise prices and weighted-average contractual lives of stock options outstanding as of June 30, 2004 are as follows:

Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.05-$0.30	7,847,320	6.88	$0.10	5,853,400	$0.11
$0.31-$0.50	160,000	4.88	$0.36	160,000	$0.36
$0.54-$0.83	60,000	1.83	$0.61	60,000	$0.61

Summary of Options Granted and Outstanding:

	For the six months ended June 30,
	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	6,042,824	$0.12	2,526,000	$0.63
Granted	-	$ -	1,000,000	$0.29
Cancelled	(322,049)	$0.26	(6,000)	$1.25
Outstanding at end of year	5,720,775	$0.12	3,520,000	$0.63

The following table summarizes the pro forma operating results of the Company for June 30, 2004 had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

Proforma net income (loss) available to common stockholders

            $

         0

Proforma basic and diluted loss per share

   $            0.00

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E - RELATED PARTY TRANSACTIONS

Consulting agreement:

The Company entered into a consulting agreement with a stockholder to advise the CEO on business strategy and to formulate marketing ideas. The term of the employment agreement is for approximately five years commencing on July 1, 2003 and terminating on December 31, 2008.  The shareholder will receive a total of 5,500,000 shares of the Company’s $0.001 par value common stock valued at $330,000.  As of June 30, 2004, the shareholder was paid a total of 3,625,000 shares of common stock, but he has earned only 750,000 shares and the difference of 2,625,000 shares is considered prepaid compensation.  During the six month period ended June 30, 2004, the Company has expensed $30,000 in consulting fees.

NOTE F- MAJOR CUSTOMERS

During the six month period ended June 30, 2004, four customers accounted for 70% of the Company's revenue.  The Company recognized $0 as revenue and $0 as expense from barter agreements for the six month period ended June 30, 2004.

As of June 30, 2004, balances due from five customers comprised 79% of total accounts receivable.

NOTE G - REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on separate legal entities. NMS derives revenues from the development and marketing proprietary internet technology-based software and WKI provides data maintenance services related to NMS digital asset management system. Information related to the Company's reportable segments for the six months ended June 30, 2004 is as follows:

	NMS	WKI	Total
Revenue	$ 394,000	$ 15,000	$ 409,000

Cost of services	74,000	16,000	90,000
General and administrative	131,000	74,000	205,000
Research and development	35,000	-	35,000

Operating income (loss)	154,000	(75,000)	79,000

Total assets	$894,000	$ 37,000	$ 931,000

WKI revenue consists primarily of software maintenance and scanning services.

A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

Segment’s operating income

$       79,000

Other income

  (3,000)

Consolidated net loss/comprehensive loss

$       76,000

Prior to acquisition of Working Knowledge, Inc., in April 2000, the Company operated within one business segment.

For the six months ended June 30, 2004, amortization and depreciation expense amounted to $31,000 and $11,000 for NMS and WKI, respectively.  Also, total fixed asset additions amounted to $12,000 and $0 for NMS and WKI, respectively, while fixed asset disposals amounted to $0 and $0 for NMS and WKI, respectively.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H – COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico and California.  Future minimum lease payments as of June 30, 2004 are as follows:

Year	Amount
2004	$ 62,000
2005	$ 82,000
2006	$ 82,000
2007	$ 82,000
2008	$ 82,000

Rent expense for office space in New Mexico and California for the six months ended June 30, 2004 amounted to $13,500 and $16,700, respectively.

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2003. The agreement allows for a one year renewal option unless terminated by either party.  Base salary is $44,000 per annum with available additional cash compensation as defined in the agreement.  Compensation under this agreement of $22,200 is included in general and administrative expenses for the six month period ended June 30, 2004.  The non-competition agreement commences upon the termination of the employment agreement for a period of one year.   As of June 30, 2004, there was a total of $15,000 in accrued payroll which will be eliminated upon issuance of the shares of stock.

Outstanding Payroll Taxes:

The Company has unpaid Federal and State payroll taxes totaling $300,000 as of June 30, 2004, including estimated penalties and interest. The penalties and interest associated with this liability is estimated to be in excess of 10% of the total payroll taxes due, and the Company has accrued $30,000 in penalties and interest.

On June 1, 2003, the Company settled with the State of New Mexico and agreed to pay $1,000 per month of past due payroll taxes plus the current amount due.  During the six months ended June 30, 2004, the Company paid a total of $6,000 of past due payroll taxes.

On October 17, 2003, the Company settled with the IRS and agreed to pay $5,000 per month of past due payroll taxes plus the current amount due.  During the six months ended June 30, 2004, the Company paid a total of $35,000 of past due payroll taxes.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – LEGAL PROCEEDINGS

Kurt Paul Grossman and Ann Grossman filed a complaint for Breach of Contract on a Promissory Note against the Company on November 25, 2003, in the Superior Court of California, Orange County Division, case # 03CC14074.  There was a question of whether the complaint was properly served and whether the California courts have jurisdiction over the Company.  The Grossmans filed an Application for Writ of Attachment which was denied on January 30.  The Grossmans asked for $55,000 ($50,000 on the promissory note plus $5,000 interest); $304.40 in costs; and $24,000 in attorney’s fees.  The Grossmans, through a separate entity, Doctors Telehealth Network, purchased software from the Company, and it has not been paid for.  The Company filed a motion to quash the service of summons for lack of personal jurisdiction and to vacate a default judgment against us.  The court tentatively ruled in favor of the Grossmans.  However, after the Company’s oral argument on April 23, 2004, the court withdrew its tentative ruling and ruled in favor of the Company.  Specifically, the court ruled that the Company does not have sufficient contact with California to warrant the exercise of personal jurisdiction.  Based on this ruling, there is no action pending against the Company at this time.

In October 2003, the Company entered into an interim agreement with the Internal Revenue Service concerning the repayment of federal tax deposits which the Company failed to pay for the six operating quarters ended September 30, 2003.  The Company has agreed to pay $5,000 per month beginning November 1, 2003.  During this interim period the IRS has agreed to withhold the filing of a federal tax lien.  Consideration of filing a lien in the future will be based upon a determination of how long it may take to pay the taxes.  Also, the Company’s failure to make timely federal tax deposits will default this interim agreement and necessitate the filing of the lien.  The Company’s unpaid tax returns for these quarters are being assessed by the IRS, and the Company expects to receive an assessment notice for each period upon completion of this assessment.  The Company estimates that these assessments will total approximately $300,000, plus interest and penalties.  Since the end of the third quarter 2003, the Company has made on-time payments of current payroll taxes for both the state and federal agencies.

On March 9, 2004, the Company’s legal counsel received a letter from an attorney representing Manhattan Scientifics.  The letter threatened litigation against the Company for alleged breach of contract and against Richard Govatski for alleged tortious interference with contract.  This is based on the fact that the Company was alleged to have declined to honor Manhattan Scientifics’ alleged request for a cashless exercise of 150,000 the Company’s Common Stock Purchase Warrants (the “Warrants”) allegedly issued to Manhattan Scientifics.  It is the Company’s position that the Warrants, among other things, were issued in a transaction that was not an arms-length transaction and therefore, the Warrants should be cancelled, and that in any event, the alleged cashless exercise was not properly done and itself is a nullity.  In May 2004, Manhattan Scientifics filed a suit in Federal Court in New York against the Company and Mr. Govatski for damages in this matter.  The case was dismissed by the Federal Court due to a lack of diversity jurisdiction.  The Company was recently served with a complaint filed in New York Supreme Court, asserting the same claims.  Manhattan Scientifics seeks damages against the Company for an alleged breach of contract for failure to allow the alleged cashless exercise, in an amount of $1.5 million, and alleges a tortious interference claim against Mr. Govatski.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company will be serving an Answer to the Complaint on August 16, 2004.  The Company has been advised that Mr. Govatski on August 16, 2004 will be seeking dismissal of the claim against him for lack of personal jurisdiction and for failure to state a claim.  Along with the Company’s Answer, they will be asserting Counterclaims against Manhattan Scientifics for monies owed by Manhattan Scientifics and for a declaratory judgment, and against a former Company Director, Marvin Maslow for fraud and breach of fiduciary duty.  The Company believes that due to the fact that Mr. Maslow and a second former Company director (Scott Bach), were also Directors of Manhattan Scientifics at the time of the transactions in dispute, and constituted two of the Company’s three Directors at the time, Mr. Maslow and Mr. Bach should have excused themselves from participating in negotiating and voting on the issue of whether to approve the Warrants.  Messrs. Maslow and Bach resigned as Directors of the Company in December 2002.  The Company believes that Mr. Maslow had other financial conflicts in connection with the transaction in dispute, which further underscored that the transaction was not arms-length.  It is the Company’s position that Mr. Maslow also misrepresented the fairness of the transaction in dispute at the time to us.  In the Company’s Counterclaims, the Company will seek, among other relief, a determination that the Warrants should be declared null and void ab initio plus damages against Mr. Maslow.

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

In addition to our core product, Roswell, we are preparing to launch three new products this summer.  The three products, Santa Fe, White Sands, and Taos, further extend our document and image management capabilities, as well as the potential for market penetration.  The three new products are retail packages ranging in price from $39.95 to $239.00.  When combined with our Roswell enterprise system and our mid-level DFC package, they give us a broader range of revenue sources with a balanced combination of sales from high volume retail business and more specialized enterprise systems.

Some challenges we face in the next year are developing a sales force and distribution channels in order to market our products and educating potential customers about the benefits of digital management systems.  We have hired several independent sales agents to help sell our products.  We have also designated a manager to focus on providing education about our products to potential customers, and we provide demo software on the Internet for this purpose, so that customers can better understand how the digital lifecycle works.  One possible opportunity for our business was discussed in a recent article in Business Week Online.  Software products using open source programming are now expanding beyond the Linux operating system to include databases, search engines, programming tools and desktop PC software.  Since our products have all been developed with open source code, we may be in a position to take advantage of this expansion by identifying opportunities to integrate our software with some of the newly emerging open source products.

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

With the marketing of the new retail products, management anticipates that revenues for direct software sales and technical support will increase as those products are sold and the associated technical support programs are purchased.  The change in focus to include our newer products reflects management’s belief that a broader range of products and customers will provide greater stability in revenues.

Scanning services are performed by Working Knowledge at its site in Santa Monica, California.  Revenues for scanning services increased in the year ended December 31, 2003, because of a large on-going contract with a major entertainment studio to scan over 8,000 movie titles and their associated media files.  In the past, management has anticipated that these services will be reserved in the future primarily for existing customers and customers of our core products, although revenue could be generated from unsolicited customers.  Accordingly, in 2004 management has not focused on developing this segment of our business, but will reassess the importance of this revenue source in the coming year.

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

A summary of operating results for the three months ended June 30, 2004 and 2003 is as follows:

2004

2003

% of

% of

Amount

Revenue

Amount

Revenue

Revenues

  $  409,000

  100.0%

  $  197,000

100.0%

Cost of service

  90,000

  22.0%

  78,000

39.6%

Gross profit

319,000

78.0%

   119,000

60.4%

General & administrative

   205,000

   50.1%

   283,000

 143.7%

Research & development

  35,000

8.6%

  27,000

  13.7%

Bad Debt Expense

0

0.0%

501,000

254.3%

Net operating (loss)

     79,000

    19.3%

     (692,000)

   (351.3)%

Other income (expense)

  (3,000)

  (0.7)%

  (5,000)

 (2.5)%

Net income (loss)

     76,000

    18.6%

     (697,000)

   (353.8)%

Earnings (loss) per share

$    0.00

$  (0.03)

A summary of operating results for the six months ended June 30, 2004 and 2003 is as follows:

2004

2003

% of

% of

Amount

Revenue

Amount

Revenue

Revenues

  $  777,000

  100.0%

  $  627,000

100.0%

Cost of service

  175,000

  22.5%

  165,000

26.3%

Gross profit

602,000

77.5%

   462,000

73.7%

General & administrative

   440,000

   56.6%

   558,000

 89.0%

Research & development

  59,000

7.6%

  62,000

  9.9%

Bad Debt Expense

0

0.0%

501,000

79.9%

Net operating (loss)

     103,000

    13.3%

     (659,000)

   (105.1)%

Other income (expense)

  (7,000)

  (0.9)%

  (14,000)

 (2.2)%

Net income (loss)

     96,000

    12.4%

     (673,000)

   (107.3)%

Earnings (loss) per share

$    0.00

$  (0.03)

Revenues:  Total revenues increased 107.6%, or $212,000, for the quarter ended June 30, 2004, as compared to the same period in the prior year (the “comparable prior year period”).  These revenues were primarily generated from the following four revenue streams:

1.  Revenues generated by software sales and maintenance increased 77.1%, or $95,000, for the quarter ended June 30, 2004, as compared to the comparable prior year period.  This increase is mostly attributable to the increased sales volume of our DFC and Roswell products.  Software maintenance consists mainly of hosting and managing our customers’ data on our systems.  We will continue hosting for various existing clients and for our Roswell product, in addition to focusing new marketing efforts on the sale of our standard products.  Management anticipates that revenues in this category will increase in the coming year, although there is no assurance that they will increase at the current rate.

2.  Custom programming revenue increased 80.0%, or $17,000, for the quarter ended June 30, 2004, as compared to the comparable prior year period.  This increase was primarily due to an increase in the number of custom programming projects, including several projects for customer database integration.  In the future, some customers that purchase our standard products will require customization, and we continue to offer this service.  In addition, our Roswell product will be offered as a customizable package, and we continue to offer programming services to connect our customers’ databases with our database.  Therefore, we anticipate that this revenue will continue to increase in the coming year.

3.  Revenues generated by license fees increased 466.7%, or $70,000, for the quarter ended June 30, 2004, as compared to the comparable prior year period.  This increase is primarily attributable to the second installment  of a license fee for one customer.  Management believes that this category may be a less significant portion of future revenues.  We may license the software in certain products, however, we anticipate that most revenues will be generated from sales of our software products.

4.  Revenue generated by scanning services increased 28.6%, or $10,000, for the quarter ended June 30, 2004, as compared to the comparable prior year period, due to a large long-term contract with a major movie studio.  Management is currently assessing the importance of scanning services as part of an overall focus on client services during the coming year.  Although we are not emphasizing scanning services at this time, we anticipate that this revenue source will continue to increase slightly this year due to the long-term contract mentioned above.

We also generated other revenue from hardware sales and the sale of other miscellaneous items.  Revenue generated by these other services increased 1,070% or $20,000, for the quarter ended June 30, 2004, as compared to the comparable prior year period.  Sales of hardware associated with our Digital Filing Cabinet system accounted for most of this revenue.

Cost of Services.  Cost of services increased 15.4%, or $12,000, for the quarter ended June 30, 2004, as compared to the comparable prior year period.  Cost of services as a percentage of revenues decreased to 22.0% for the quarter ended June 30, 2004 from 39.6% for the comparable prior year period, due to the fact that revenues increased at a higher rate than cost of services.  Management anticipates that as revenues increase in the coming year, the cost of services required to support those revenues will continue to increase.  We believe this current percentage is more indicative of the percentage of costs associated with future revenues, but until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

General and Administrative.  General and administrative expenses decreased 27.6%, or $78,000, for the quarter ended June 30, 2004, as compared to the comparable prior year period.  This decrease was primarily attributable to a reduction in legal and consulting expenses.  General and administrative expenses as a percentage of revenues were 50.1% for the quarter ended June 30, 2004, as compared to 143.7% for the comparable prior year period.  Management believes the percentage of general and administrative costs will continue to decrease in the future because revenues will increase at a greater rate than general and administrative costs, but until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

Included in the general and administrative expenses are consulting services to NMXS, which were provided primarily by Mr. Brian McGowan and include the following:  advise NMXS's CEO on business strategy; formulate marketing ideas and plans; and introduce NMXS to companies and individuals in various markets with regard to NMXS' business, products, and services.

Research and Development.  Research and development expenses increased 29.6%, or $8,000, for the quarter ended June 30, 2004, as compared to the comparable prior year period.  This increase is primarily attributable to completing the initial development phase of our three new retail products.  Management anticipates that research and development costs in the future will focus on the upgrading of our existing products; therefore they will remain relatively steady for the remainder of the year.

Other Income.  Interest expense decreased 40.0%, or $2,000 for the quarter ended June 30, 2003, as compared to the comparable prior year period.  The decrease in interest expense was associated with paying down our outstanding notes and accounts payable.  There was no loss on disposal of fixed assets in the second quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, cash and cash equivalents totaled $56,000, representing a $40,000 decrease from the beginning of the period.  This decrease was primarily attributable to slow collections from customers.  However, even with a slight decrease in cash flow at the end of the second quarter, we believe that the increased revenues in that quarter will generate improved cash flows for the remainder of the year, allowing us to meet our on-going expenses from our revenues.

Operating activities used $138,000 of cash for the six months ended June 30, 2004, as compared to $89,000 for the comparable prior year period.  The increase in the net use of cash was primarily due to the increase in accounts receivable and our emphasis on continuing to pay down our accrued expenses.

During the six months ended June 30, 2004, we continued to pay down a significant portion of accrued expenses, decreasing the balance from $465,000 at December 31, 2003 to $417,000 at June 30, 2004 (a decrease of $48,000 year-to-date).  This decrease primarily consists of payments toward past due tax obligations, and constituted a use of $49,000 for this period, as compared with delaying payment of accrued expenses in the comparable prior year period which accounted for a source of $160,000 during that period.  Trade accounts payable were $73,000 at June 30, 2004 as compared to $122,000 at December 31, 2003, reflecting our emphasis on keeping our payables current.  We continue to accrue the salary of our president, Richard Govatski, which at June 30, 2004, was an aggregate of $106,000.  Payroll taxes due at June 30, 2004, are approximately $300,000, including penalties and interest.

The following table shows current balances and payment details of our obligations as of June 30, 2004:

	Jun 30	Negotiated	Payment
	Balance	Payment	Frequency
Notes Payable:
Los Alamos National Bank note + interest	165,000	25,000	semiannually
Grossman + interest	58,000	In negotiations
First Mirage	75,000	No payment plan established yet
Demand Note	13,000

Past due Accounts Payable:
New Mexico payroll taxes	20,000	1,000	monthly
IRS + estimated penalties & interest	280,000	5,000	monthly
Attorney fee	5,000	No payment plan established yet

Other payables (current)	60,000
Accrued Payroll and Deferred Revenue	145,000

Total Liabilities per Balance Sheet	821,000

Accounts receivable increased from $450,000 at December 31, 2003 to $650,000 at June 30, 2004, primarily due to new sales during the quarter.  Five customers account for $513,000 of the outstanding balance.  Three are new balances totaling $231,000.  One is an existing customer on a payment plan with a current balance of $147,000, and the other $135,000 is an agreement for advertising still owed to us, which will be used during 2004 or 2005.

Investing activities used $12,000 for the six months ended June 30, 2004, as compared to $6,000 for the comparable prior year period.  The increase in the cash used for investing activities for the current period was primarily attributable the purchase of leasehold improvements associated with our office relocation.

Financing activities provided $195,000 in cash for the six months ended June 30, 2004, as compared to $71,000 for the comparable prior year period.  The increase in cash provided by financing activities was primarily attributable to the issuance of common stock.  In the second quarter we issued 245,000 shares of common stock upon the exercise of warrants and options for gross proceeds of $45,000.  We also received gross proceeds of $47,000 for the purchase of 275,000 shares in the second quarter.

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

At June 30, 2004, we had an outstanding balance on a line of credit with Los Alamos National Bank (LANB) which was originally due on July 24, 2002.  The outstanding principal amount due at that date was $300,000, plus interest of $10,545.  We negotiated a three month extension on the repayment of the outstanding balance of the line of credit by reducing the principal amount of the debt with the payment of $50,000 and the payment of the interest due on July 24, 2002.  We were able to negotiate an extension of the amount due on the line of credit until April 24, 2003, by paying $25,000 of the principal amount due and $4,555 in interest due at October 24, 2002.  On April 24, 2003, we paid $12,224 of principal and $12,768 of interest, and we negotiated another six-month extension to October 20, 2003. On October 20, 2003 we negotiated an extension of the amount due until April 23, 2004 by paying $25,000 in principal and $7,500 in interest.  On March 27, 2004, we received a letter from LANB extending the note until October 15, 2004, with payment of $25,000 of principal and approximately $6,000 of interest due on April 15, 2004.  On April 5, 2004, we paid the $25,000 of principal and $6,000 of interest as agreed.  At June 30, 2004, the principal balance due for this line of credit was $163,168.  The company has the necessary cash to continue to reduce the note under these circumstances.  Our inability to retire this debt, negotiate an extension of the payment amount and/or date, or obtain an alternative loan would likely have a material negative impact on our business, and could impair our ability to continue operations if the bank foreclosed on the note.  However, the bank has continued to extend the note six months at a time, providing we pay an agreed-upon amount of principal and interest at the time of the extension.  We believe that LANB will continue to work with us in this manner.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space.

Management anticipates that the capital requirements for operations for the next twelve months will be approximately $1,200,000 - $1,500,000, based on cash flow projections.  The company currently has contracts which provide for recurring revenues of approximately $600,000 over the next twelve months.  Based on the prior year licensing and custom programming revenue, we can expect these services to generate an additional $300,000 - $400,000 over the next twelve months.  We anticipate that new clients and our new products will provide the remaining necessary capital for the next year.   In addition, on August 12, 2004, we received a letter of intent from a fiduciary trust, In God We Trust, to invest up to $500,000 in New Mexico Software over the next six months if necessary, which will provide working capital necessary for operations over the next twelve months and to retire long-term debt and past-due payroll taxes.  Through a combination of increased marketing efforts and continued reduction of expenses, management anticipates continued positive working cash flow during 2004.

FORWARD-LOOKING STATEMENTS

This report contains statements that plan for or anticipate the future.  Forward-looking statements include statements about the future of operations involving the marketing and maintenance of products which manage large volumes of media or digital material, statements about our future business plans and strategies, and most other statements that are not historical in nature.  In this report forward-looking statements are generally identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like.  Although management believes that any forward-looking statements it makes in this report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include the following:

*    Rapid changes in technology relating to the Internet

*    Continued growth and use of the Internet

*    Changes in government regulations

*    Changes in our business strategies

*    Hardware failure of a catastrophic proportion

*    Terrorist interference with the operation of the Internet or effects of terrorist activities on the economy

*    Difficulty recruiting and retaining staff of sufficient technical caliber to provide adequate and on-going customer support and product maintenance and development

*    Failure to successfully market our products through the Internet and our representatives

*    Inability to locate sources to retire our line of credit or to obtain alternative lending sources

*    Inability to solve cash flow problems

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

ITEM 3.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 1.

LEGAL PROCEEDINGS

Grossman Lawsuit: Kurt Paul Grossman and Ann Grossman filed a complaint for Breach of Contract on a Promissory Note against us on November 25, 2003, in the Superior Court of California, Orange County Division, case # 03CC14074. There was a question of whether the complaint was properly served and whether the California courts have jurisdiction over us. The Grossmans filed an Application for Writ of Attachment which was denied on January 30. The Grossmans asked for $55,000  ($50,000 on the promissory note plus $5,000 interest); $304.40 in costs; and $24,000 in attorney’s fees. The Grossmans, through a separate entity, Doctors Telehealth Network, purchased software from us, and it has not been paid for.  We filed a motion to quash the service of summons for lack of personal jurisdiction and to vacate a default judgment against us.  The court tentatively ruled in favor of the Grossmans.  However, after our oral argument on April 23, 2004, the court withdrew its tentative ruling and ruled in favor of us.  Specifically, the court ruled that we do not have sufficient contact with California to warrant the exercise of personal jurisdiction.  Based on this ruling, there is no action pending against us at this time.

Internal Revenue Service Payments: In October 2003 we entered into an interim agreement with the Internal Revenue Service concerning the repayment of federal tax deposits which we failed to pay for the six operating quarters ended September 30, 2003.  We have agreed to pay $5,000 per month beginning November 1, 2003.  During this interim period the IRS has agreed withhold the filing of a federal tax lien.  Consideration of filing a lien in the future will be based upon a determination of how long it may take to pay the taxes.  Also, our failure to make timely federal tax deposits will default this interim agreement and necessitate the filing of the lien.  Our unpaid tax returns for these quarters are being assessed by the IRS, and we expect to receive an assessment notice for each period upon completion of this assessment.  We estimate that these assessments will total approximately $300,000, plus interest and penalties.

Manhattan Scientifics Lawsuit: On March 9, 2004, our legal counsel received a letter from an attorney representing Manhattan Scientifics.  The letter threatened litigation against us for alleged breach of contract and against Richard Govatski for alleged tortious interference with contract.  This is based on the fact that we were alleged to have declined to honor Manhattan Scientifics’ request for a cashless exercise of 150,000 of our Common Stock Purchase Warrants (the “Warrants”) allegedly issued to Manhattan Scientifics.  It is our position that the Warrants, among other things, were issued in a transaction that was not an arms-length transaction and therefore, the Warrants should be cancelled, and that in any event, the alleged cashless exercise was not properly done and itself is a nullity.  In May 2004, Manhattan Scientifics filed a suit in Federal Court in New York against us and Mr. Govatski for damages in this matter.  The case was dismissed by the Federal Court due to a lack of diversity jurisdiction.  On June 25, 2004, we were served with a complaint filed in the Supreme Court of the State of New York, Couhty of New York, Index No. 601793/04, asserting the same claims.  Manhattan Scientifics seeks damages against us for an alleged breach of contract for failure to allow the alleged cashless exercise, in an amount of $1.5 million, and alleges a tortious interference claim against Mr. Govatski.

We will be serving our Answer to the Complaint on August 16, 2004.  We are advised that Mr. Govatski on August 16, 2004 will be seeking dismissal of the claim against him for lack of personal jurisdiction and for failure to state a claim.  Along with our Answer, we will be asserting Counterclaims against Manhattan Scientifics for monies owed by Manhattan Scientifics and for a declaratory judgment, and against a former Company Director, Marvin Maslow for fraud and breach of fiduciary duty.  We believe that due to the fact that Mr. Maslow and a second former Company director (Scott Bach), were also Directors of Manhattan Scientifics at the time of the transactions in dispute, and constituted two of the Company’s three Directors at the time, Mr. Maslow and Mr. Bach should have excused themselves from participating in negotiating and voting on the issue of whether to approve the Warrants. Messrs. Maslow and Bach resigned as our Directors in December 2002. We believe that Mr. Maslow had other financial conflicts in connection with the transaction in dispute, which further underscored that the transaction was not arms-length.  It is our position that Mr. Maslow also misrepresented the fairness of the transaction in dispute at the time to us.  In our counterclaims, we will seek, among other relief, a determination that the Warrants should be declared null and void ab initio plus damages against Mr. Maslow.

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

ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the quarter ended June 30, 2004, the following securities were sold by us without registering the securities under the Securities Act:

In June 2004, we issued 210,000 shares of our common stock to ten investors for gross proceeds of $52,500.00.  These securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4 (2) thereof, as a transaction by an issuer not involved in a public offering.  Each of the investors acknowledged the investment nature of the securities issued and consented to the imposition of restrictive legends upon the certificates evidencing the shares.  The investors did not enter into the transaction as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  The investors were afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with such issuance.

In June 2004, we issued 185,000 shares of our common stock to two investors in connection with the exercise of 185,000 warrants.  These securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4 (2) thereof, as a transaction by an issuer not involved in a public offering.  Each of the investors acknowledged the investment nature of the securities issued and consented to the imposition of restrictive legends upon the certificates evidencing the shares.  The investors did not enter into the transaction as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  The investors were afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with such issuance.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

During the quarter ended June 30, 2004, we were delinquent in the payment of interest and principal on a $50,000 promissory note payable to Kurt and Ann Grossman.  The note was due and payable on April 23, 2003, and bears interest of $8,000.  As of the filing date of this report, the total amount due on the note is $58,000.

During the quarter ended June 30, 2004, we were delinquent in the payment of interest and principal on a $25,000 promissory note payable to First Mirage, Inc.  The note was due and payable on June 30, 2003, and bears interest at the rate of 7% per annum.  As of the filing date of this report, the total amount due on the note is approximately $27,113.  On August 29, 2003, First Mirage granted an extension of the maturity date of the note to December 31, 2003.  On December 31, 2003, First Mirage granted an extension of the maturity date of the note to April 15, 2004.  On April 15, 2003, First Mirage granted an extension of the maturity date to June 30, 2004.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits.  The following exhibits are attached to this report:

                        31.1    Rule 15d-14 (a)  Certification by Principal Executive Officer

                        31.2    Rule 15d-14 (a)  Certification by Principal Financial Officer

                        32.1    Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

(b)

Reports.  The following reports on Form 8-K were filed during the quarter ended June 30, 2004.

(1)

On June 8, 2004, we filed a Form 8-K disclosing the lawsuit filed against us by Manhattan Scientifics, Inc. in federal court.

(2)

On June 23, 2004, we filed a Form 8-K disclosing the dismissal of the lawsuit filed against us by Manhattan Scientifics, Inc. in federal court based on lack of diversity jurisdiction.

(3)

On June 29, 2004, we filed a Form 8-K disclosing the lawsuit filed against us by Manhattan Scientifics, Inc. in New York Supreme Court.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NMXS.com, INC.

Date:

August 16, 2004

By  /s/  Richard Govatski

Richard Govatski, President (Principal Executive

Officer)

Date:  August 16, 2004

By  /s/  Teresa Dickey

Teresa Dickey, Treasurer  (Principal

Financial Officer)