Form 10QSB
period 2004-09-30
NMXS COM INC
filed 2004-11-15
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

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

YES [X] NO [   ]

NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF NOVEMBER 11, 2004 IS:   31,617,888.

TRANSFER AGENT AS OF November 11, 2004:  Interwest Transfer Company, Inc., 1981 East Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117.

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NMXS.com, Inc. and Subsidiaries
Consolidated Balance Sheet
(unaudited)

September 30,
2004
Assets

Current assets:
Cash and equivalents	$89,000
Accounts receivable, net	507,000
Inventory	7,000
Prepaid expenses and other assets	34,000
Total current assets	637,000

Furniture, equipment and improvements, net	100,000
Security deposits	40,000
Goodwill, net	75,000

$852,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$67,000
Accrued expenses	412,000
Deferred revenue	15,000
Notes payable	356,000
Total current liabilities	850,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares
authorized, 135 shares issued and outstanding	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 31,436,791 shares issued and outstanding	31,000
Additional paid-in capital	9,136,000
Stocks payable	78,000
Prepaid compensation	(159,000)
Accumulated (deficit)	(9,084,000)
2,000

$852,000

NMXS.com, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2003	2004	2003

Revenue
Software sales and maintenance	$142,000	$158,000	$632,000	$648,000
Custom programming	5,000	151,000	43,000	200,000
License fees	15,000	15,000	125,000	30,000
Scanning services	42,000	50,000	130,000	121,000
Hardware sales	3,000	2,000	53,000	3,000
Other	1,000	1,000	2,000	2,000
	208,000	377,000	985,000	1,004,000

Operating costs and expenses:
Cost of services	127,000	80,000	286,000	245,000
Cost of hardware	9,000	-	25,000	-
General and administrative	260,000	158,000	700,000	716,000
Research and development	32,000	28,000	91,000	90,000
Bad debt expense	-	-	-	501,000
Total operating costs and expenses	428,000	266,000	1,102,000	1,552,000

Net operating profit (loss)	(220,000)	111,000	(117,000)	(548,000)

Other (expense):
Interest (expense)	(12,000)	(5,000)	(19,000)	(19,000)
Total other (expense)	(12,000)	(5,000)	(19,000)	(19,000)

Net income (loss)	$(232,000)	$106,000	$(136,000)	$(567,000)

Weighted average number of
common shares outstanding - basic and fully diluted	30,233,770	27,625,235	30,324,023	26,202,932

Net income (loss) per share - basic and fully diluted	$(0.01)	$0.00	$(0.00)	$(0.02)

NMXS.com, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	For the nine months ended
	September 30,
	2004	2003
Cash flows from operating activities
Net (loss)	$(136,000)	$(567,000)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Prior period adjustment	-	(6,000)
Common stock issued for salaries	98,000	69,000
Common stock issued for services	48,000	107,000
Stock options issued for services	-	9,000
Bad debt expense	-	501,000
Depreciation and amortization	58,000	65,000
Changes in:
Accounts receivable	(57,000)	(307,000)
Inventory	(4,000)	(10,000)
Prepaid expenses and other assets	(13,000)	(11,000)
Security deposits	(1,000)	-
Officer advances	-	1,000
Accounts payable	(55,000)	(132,000)
Accrued expenses	(53,000)	117,000
Deferred revenue	(55,000)	25,000
Net cash (used) by operating activities	(170,000)	(139,000)

Cash flows from investing activities
Acquisition of fixed assets	(17,000)	(6,000)
Net cash (used) by investing activities	(17,000)	(6,000)

Cash flows from financing activities
Proceeds from notes payable	105,000	25,000
Repayment of note payable	(25,000)	(12,000)
Net proceeds from the issuance of common stock	185,000	28,000
Net proceeds from the issuance of preferred stock	-	135,000
Net cash provided by financing activities	265,000	176,000

Net increase in cash and equivalents	78,000	31,000
Cash and equivalents - beginning	11,000	39,000
Cash and equivalents - ending	$89,000	$70,000

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Results of operations for the interim periods are not indicative of annual results.

NOTE B - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of September 30, 2004 consisted of the following:

Computers	$ 275,000
Furniture, fixtures and equipment	105,000
Leasehold improvements	10,000
390,000
Accumulated depreciation	(290,000)
$ 100,000

NOTE C - NOTE PAYABLE

During January 2001, the Company borrowed $300,000. The loan is collateralized by substantially all of the Company's assets and personally guaranteed by an officer of the Company. Additional collateral was provided by a letter of credit issued by a then unrelated third party. The letter of credit expired on January 19, 2002. The note was renewed with a due date of July 24, 2002 at a current interest rate of 7%. On July 24, 2002, the Company paid $50,000 of principal and $10,525 of interest. The remaining $250,000 of principal was extended to October 24, 2002 at a current interest rate of 7%. On October 24, 2002 the Company paid $25,000 of principal and $4,555 of interest. The remaining $225,000 of principal was extended until April 24, 2003 at a current interest rate of 7%.  On April 24, 2003, the Company paid $12,224 of principal and $12,768 of interest.  The remaining $212,776 of principal was extended until October 15, 2003 at a current interest rate of 7%.  On October 20, 2003, the Company has negotiated a payment of $25,000 in principal and $7,500 in interest and extended the note to April 23, 2004.  On April 5, 2004, the Company paid $25,000 of principal and $6,000 in interest.  The remaining $163,240 was extended to October 15, 2004.  On October 8, 2004, the Company paid $25,000 of principal and $6,000 of interest.  The remaining $138,168 was extended until April 15, 2005.  As of September 30, 2004, the Company had a balance due of $163,000 plus accrued interest of $5,000.

On April 22, 2002, the Company borrowed $50,000.  The loan was due on April 23, 2003 at a current interest rate of 10% per annum.  This note is secured by 500,000 shares of the Company’s $0.001 par value common stock.  As of September 30, 2004, the Company is in default and is negotiating with the note holder.  As of September 30, 2004, the total amount owed was $62,000 of which $50,000 is principal and $12,000 is interest.

In April 2002, the Company borrowed $12,500.  The loan is due on demand and bears no interest.  As of September 30, 2004, the Company had a balance due of $12,500.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On March 1, 2003, the Company borrowed $25,000. The loan was due on September 30, 2003 at a current interest rate of 7% per annum.  On August 29, 2003, the note was extended to December 31, 2003.   On December 31, 2003, the note was extended to April 15, 2004.  As of September 30, 2004, the Company had a balance due of $27,000.  On April 15, 2004, the note was extended to September 30, 2004.  On May 21, 2004, the borrowed an additional $50,000.  The loan was due on demand at a current interest rate of 8% per annum.  As of September 30, 2004, the total amount owed was $79,000 of which $75,000 is principal and $4,000 is interest.

On September 2, 2004, the Company borrowed $25,000.  The loan is due on demand and bears no interest.  As of September 30, 2004, the Company had a balance due of $25,000.

On September 3, 2004, the Company borrowed $30,000 from a director of the Company.  The loan is due on demand and bears no interest.  As of September 30, 2004, the Company had a balance due of $30,000.

NOTE D - CAPITAL TRANSACTIONS

Common stock:

During the nine month period ended September 30, 2004, the Company effected the following stock transactions:

On January 7, 2004, the Company issued a total of 250,000 shares of its $0.001 par value common stock to a shareholder of the Company as part of a five year consulting agreement in the amount of $15,000.  The entire amount is considered prepaid compensation.

On February 9, 2004, the Company issued a total of 75,000 shares of its $0.001 par value common stock to a shareholder of the Company as part of a five year consulting agreement in the amount of $4,500.  The entire amount is considered prepaid compensation.

On March 7, 2004, the Company issued a total of 275,000 shares of its $0.001 par value common stock to a shareholder of the Company as part of a five year consulting agreement in the amount of $16,500.  The entire amount is considered prepaid compensation.

On March 8, 2004, the Company issued a total of 127,723 shares of the Company’s $0.001 par value common stock to an employee in lieu of salary which was valued at $16,000.

During the three months ended March 31, 2004, the Company received cash totaling $116,000.  The Company has an offering open and raised a total of $56,000 related to the sale of 223,000 shares of the Company’s $0.001 par value common stock.  The remaining amount of $60,000 is due to the exercise of warrants from individuals to purchase a total of 285,000 shares of the Company’s $0.001 par value common stock.  As of September 30, 2004, the Company has not issued any of the shares mentioned and the entire balance of $116,000 is considered subscriptions payable and will be adjusted upon the issuance of the shares.

On March 31, 2004, the Company adjusted prepaid compensation in the amount of $15,000.

On April 6, 2004, the Company cancelled 22,500 shares of its $0.001 par value common stock that was erroneously issued to an employee as a bonus on December 10, 2003.

On June 7, 2004, the Company issued a total of 210,000 shares of the Company’s $0.001 par value common stock which was part of the equity offering and reduced the subscriptions payable balance by

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

$52,500.  In addition, the Company issued a total of 185,000 shares of the Company’s $0.001 par value common stock which were related to the exercise of warrants and reduced the subscriptions payable balance by $38,850.

On June 22, 2004, the Company issued a total of 275,000 shares of its $0.001 par value common stock to a shareholder of the Company as part of a five year consulting agreement in the amount of $16,500.  The entire amount is considered prepaid compensation.

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

On June 30, 2004, the Company adjusted prepaid compensation in the amount of $15,000.

On August 1, 2004, the Company issued a total of 59,658 shares of the Company’s $0.001 par value common stock to employees in lieu of salary which was valued at $20,277.

On August 16, 2004, the Company issued a total of 59,658 shares of the Company’s $0.001 par value common stock to employees in lieu of salary which was valued at $20,277.

On August 31, 2004, the Company issued a total of 32,000 shares of the Company’s $0.001 par value common stock to various individuals in exchange for cash of $5,000 and subscriptions receivable of $3,250.

On August 31, 2004, the Company authorized to issue 40,000 shares the Company’s $0.001 par value common stock to an individual in exchange for services rendered of $10,000.  The entire amount is considered subscriptions payable and will be adjusted upon the issuance of the shares.

On September 1, 2004, the Company issued a total of 59,658 shares of the Company’s $0.001 par value common stock to employees in lieu of salary which was valued at $20,277.

On September 23, 2004, the Company issued a total of 275,000 shares of its $0.001 par value common stock to a shareholder of the Company as part of a five year consulting agreement in the amount of $16,500.  The entire amount is considered prepaid compensation.

On September 29, 2004, the Company issued a total of 50,000 shares of its $0.001 par value common stock to their attorneys in exchange for legal services totaling $12,000.

On September 30, 2004, the Company issued a total of 99,338 shares of the Company’s $0.001 par value common stock to employees in lieu of salary which was valued at $21,854.13.

On September 30, 2004, the Company adjusted prepaid compensation in the amount of $15,000.

Warrants:

During the nine month period ended September 30, 2004 there were no warrants issued and 345,000 warrants exercised.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Stock options:

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock- based compensation prescribed therein are shown below. Exercise prices and weighted-average contractual lives of stock options outstanding as of September 30, 2004 are as follows:

Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.05-$0.30	7,832,320	6.64	$0.10	5,853,400	$0.11
$0.31-$0.50	160,000	4.63	$0.36	160,000	$0.36
$0.54-$0.83	60,000	1.58	$0.61	60,000	$0.61

Summary of Options Granted and Outstanding:

	For the nine months ended September 30,
	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	6,042,824	$0.12	2,526,000	$0.63
Granted	-	$ -	1,700,000	$0.06
Cancelled	(337,049)	$0.26	(6,000)	$1.25
Outstanding at end of year	5,705,775	$0.12	4,220,000	$0.63

The following table summarizes the pro forma operating results of the Company for September 30, 2004 had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

        Proforma net income (loss) available to common stockholders   $         0

        Proforma basic and diluted loss per share                                $    0.00

NOTE E - RELATED PARTY TRANSACTIONS

Consulting agreement:

The Company entered into a consulting agreement with Mr. Brian McGowan, a stockholder, to advise the CEO on business strategy, formulate marketing ideas and plans, and introduce the Company to companies and individuals in various markets with regard to the Company’s business, products, and services. The term of the employment agreement is for approximately five years commencing on July 1, 2003 and terminating on December 31, 2008.  Mr. McGowan will receive a total of 5,500,000 shares of the Company’s $0.001 par value common stock valued at $330,000.  As of September 30, 2004, he was paid a total of 3,900,000 shares of common stock, but he has earned only 1,250,000 shares and the difference of 2,650,000 shares is considered prepaid compensation.  During the nine month period ended September 30, 2004, the Company has expensed $45,000 in consulting fees.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F- MAJOR CUSTOMERS

During the nine month period ended September 30, 2004, three customers accounted for 38% of the Company's revenue (Stampede Entertainment 15%, Universal Studios 13%, and MPG Systems 10%).  The Company recognized $0 as revenue and $0 as expense from barter agreements for the nine month period ended September 30, 2004.

As of September 30, 2004, balances due from five customers comprised 82% of total accounts receivable (Forbes.com 24%, Stampede Entertainment 19%, MPG Systems 18%, CompUSA 11%, and Sun Healthcare 10%).

NOTE G - REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on separate legal entities. NMS derives revenues from the development and marketing proprietary internet technology-based software and WKI provides data maintenance services related to NMS digital asset management system. Information related to the Company's reportable segments for the nine months ended September 30, 2004 is as follows:

	NMS	WKI	Total
Revenue	$ 964,000	$ 21,000	$ 985,000

Cost of services	258,000	28,000	286,000
Cost of hardware	25,000	-	25,000
General and administrative	581,000	119,000	700,000
Research and development	91,000	-	91,000

Operating income (loss)	9,000	(126,000)	(117,000)

Total assets	$823,000	$ 29,000	$ 852,000

WKI revenue consists primarily of software maintenance and scanning services.

A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

Segment’s operating income

($   117,000)

Other income

(19,000)

Consolidated net loss/comprehensive loss

($   136,000)

Prior to acquisition of Working Knowledge, Inc., in April 2000, the Company operated within one business segment.

For the nine months ended September 30, 2004, amortization and depreciation expense amounted to $41,000 and $17,000 for NMS and WKI, respectively.  Also, total fixed asset additions amounted to $17,000 and $0 for NMS and WKI, respectively, while fixed asset disposals amounted to $0 and $0 for NMS and WKI, respectively.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H – COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico and California.  Future minimum lease payments as of September 30, 2004 are as follows:

Year	Amount
2004	$ 62,000
2005	$ 82,000
2006	$ 82,000
2007	$ 82,000
2008	$ 82,000

Rent expense for office space in New Mexico and California for the nine months ended September 30, 2004 amounted to $27,000 and $27,000, respectively.

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2003. The agreement allows for a one year renewal option unless terminated by either party.  Base salary is $44,000 per annum with available additional cash compensation as defined in the agreement.  Compensation under this agreement of $33,000 is included in general and administrative expenses for the nine month period ended September 30, 2004.  The non-competition agreement commences upon the termination of the employment agreement for a period of one year.   As of September 30, 2004, there was a total of $107,000 in accrued payroll.

Outstanding Payroll Taxes:

The Company has unpaid Federal and State payroll taxes totaling $277,000 as of September 30, 2004, including estimated penalties and interest. The penalties and interest associated with this liability is estimated to be in excess of 10% of the total payroll taxes due, and the Company has accrued $30,000 in penalties and interest.

On June 1, 2003, the Company settled with the State of New Mexico and agreed to pay $1,000 per month of past due payroll taxes plus the current amount due.  During the nine months ended September 30, 2004, the Company paid a total of $9,000 of past due payroll taxes.

On October 17, 2003, the Company settled with the IRS and agreed to pay $5,000 per month of past due payroll taxes plus the current amount due.  During the nine months ended September 30, 2004, the Company paid a total of $50,000 of past due payroll taxes.

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

On March 9, 2004, the Company’s legal counsel received a letter from an attorney representing Manhattan Scientifics.  The letter threatened litigation against the Company for alleged breach of contract and against Richard Govatski, president of the Company, for alleged tortious interference with contract.  This is based on the fact that the Company was alleged to have declined to honor Manhattan Scientifics' alleged request for a cashless exercise of 150,000 of the Company’s Common Stock Purchase Warrants (the "Warrants") allegedly issued to Manhattan Scientifics.  It is the Company’s position that the Warrants, among other things, were issued in a transaction that was not an arms-length transaction and therefore, the Warrants should be cancelled, and that in any event, the alleged cashless exercise was not properly done and itself is a nullity.  In May 2004, Manhattan Scientifics filed a suit in Federal Court in New York against the Company and Mr. Govatski for damages in this matter.  The case was dismissed by the Federal Court due to a lack of diversity jurisdiction.  On June 25, 2004, the Company was served with a complaint filed in the Supreme Court of the State New York, County of New York, Index No. 601793/04, asserting the same claims.  Manhattan Scientifics seeks damages against the Company for an alleged breach of contract for failure to allow the alleged cashless exercise, in an amount of $1.5 million, and alleges a tortious interference claim against Mr. Govatski.  The Company served their Answer to the Complaint on August 16, 2004.  Mr. Govatski is seeking dismissal of the claim against him for lack of personal jurisdiction and for failure to state a claim.  Along with the Company’s Answer, they are asserting Counterclaims against Manhattan Scientifics for monies owed by Manhattan Scientifics and for a declaratory judgment, and against a former Company Director, Marvin Maslow for fraud and breach of fiduciary duty due to his persuading the Company to enter into the Warrant transaction with Manhattan Scientifics, which they contend was done for the benefit of Maslow and Manhattan Scientifics, and not for the benefit of the Company as Mr. Maslow then knowingly falsely claimed.  The Company believes that due to the fact that Mr. Maslow and a second former Company director (Scott Bach), were also Directors of Manhattan Scientifics at the time of the transactions in dispute, and constituted two of the Company's three Directors at the time, Mr. Maslow and Mr. Bach should have excused themselves from participating in negotiating and voting on the issue of whether to approve the Warrants. Messrs. Maslow and Bach resigned as the Company’s Directors in December 2002.  The Company believes that Mr. Maslow had other financial conflicts in connection with the transaction in dispute, which further underscored that the transaction was not arms-length.  It is the Company’s position that such financial conflicts include Mr. Maslow's causing the Company to pay for third-party consulting services provided to Manhattan Scientifics, while falsely contending that such services would be provided to, and were needed by, the Company purportedly as part of the transaction.  It is the Company’s position that Mr. Maslow also misrepresented the fairness of the transaction in dispute at the time to the Company, which they contend was being done for the benefit of Mr. Maslow and Manhattan Scientifics, to the detriment of the Company, despite Mr. Maslow's knowingly false advise to the Company that the transaction would benefit the Company.  In the Company’s counterclaims, they are seeking, among other relief, a determination that the Warrants should be declared null and void from inception, plus damages against Mr. Maslow.  It is further the Company’s position that even if the Warrants were properly issued (the Company contends they were not), the Warrants were never properly exercised by Manhattan Scientifics.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this prospectus. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward- looking statements.

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

In addition to our core product, Roswell, we have launched three new products this fall.  The three products, Santa Fe, White Sands, and Taos, further extend our document and image management capabilities, as well as the potential for market penetration.  The three new products are prepackaged software ranging in price from $39.95 to $249.95.  When combined with our Roswell enterprise system and our mid-level Digital Filing Cabinet (DFC) package, they give us a broader range of revenue sources with a balanced combination of sales from high volume retail business and more specialized enterprise systems.

Some challenges we face in the next year are developing a sales force and distribution channels in order to market our products, and educating potential customers about the benefits of digital management systems.  We have hired several independent sales agents to help sell our products.  We have also designated a manager to focus on providing education about our products to potential customers, and we provide demo software on the Internet for this purpose, so that customers can better understand how the digital lifecycle works.  One possible opportunity for our business was discussed in a May 10, 2004 article in Business Week Online entitled “Software Shift”.  According to this article, software products using open source programming are now expanding beyond the Linux operating system to include databases, search engines, programming tools and desktop PC software.  Since our products have all been developed with open source code, we may be in a position to take advantage of this expansion by identifying opportunities to integrate our software with some of the newly emerging open source products.

Another new marketing area that we are developing is the need for customers to hire our engineers to connect our software to existing software owned by the customer. We now have several contracts in which we are “welding” different databases to our database with good success. This could be a very important growth area for us in the future.

We presently realize revenues from four primary sources:  (i) software sales, maintenance and hosting; (ii) custom programming services; (iii) license fees; and (iv) scanning and other services.  We also occasionally realize revenues from hardware sales when the hardware is sold together with the software, and occasionally from other services.  To date, license fees and software sales have been directly related.  With each sale of our products, the end user enters into a license agreement for which an initial license fee is paid.  The license agreement also provides that in order to continue the license, the licensee must pay an annual software maintenance fee for which the party receives access to product upgrades and bug fixes or product patches.  Software maintenance consists primarily of hosting and managing our customers’ data on our servers.  This structure will continue with our Roswell product; therefore, we anticipate a positive impact on license fees, software maintenance, and custom programming revenues from Roswell sales.  However, according to an article in Forbes magazine on March 29, 2004 entitled “A Hard Landing for Software”, software companies are gradually relying less on the software license for revenues and more on professional services such as programming and consulting.  Management believes this trend applies to our revenues as well, since Roswell is our only product that will use this licensing structure.  Therefore, although we expect a positive impact on license fees from Roswell, we believe software sales, custom programming, and professional services will provide a greater portion of our revenues in the coming years.

With the marketing of the new prepackaged products, management anticipates that revenues for direct software sales and technical support will increase as those products are sold and the associated technical support programs are purchased.  The change in focus to include our newer products reflects management’s belief that a broader range of products and customers will provide greater stability in revenues.

Scanning services are performed principally by Working Knowledge at its site in Santa Monica, California.   To date, management has anticipated that these services will be reserved in the future primarily for existing customers and customers of our core products, although revenue could be generated from unsolicited customers.  Accordingly, in 2004 management has not focused on developing this segment of our business, but we are currently assessing the importance of scanning services as part of an overall focus on client services during the coming year.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported.  A summary of our significant accounting policies is detailed in the notes to the financial statements which are an integral component of this filing.

Revenue Recognition

The Company derives revenues from five general activities; the sale of software licenses to end users, software maintenance contracts, third party hardware and software sales, consulting services and software licenses that require us to provide significant production, customization or modification to our core software product.

Our software recognition policies are in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, Software Revenue Recognition as amended.

The Company sells software licenses directly to its end user customers.  These sales do not require further commitment from the Company and are recognized upon persuasive evidence of an arrangement as provided by agreements executed by both parties delivery of the software and determination that collection of a fixed or determinable fee is reasonably assured.

In connection with the sales of software licenses, we sell maintenance contracts that vary in terms.  Maintenance contract revenue is recognized on a straight-line basis over the life of the respective contracts.

We follow the guidance in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require us to provide significant production, customization or modification.  Revenue is generally recognized for such arrangements under the percentage of completion method.  Under percentage of completion accounting, both the product license and consulting services revenue are recognized as work progresses based on labor hours incurred.  At December 31, 2003 and June 30, 2004, there were no custom software development arrangements in progress.

The sale of third party hardware and software generally is billed as a separate deliverable under consulting or custom development contracts.

Consulting revenue is recognized as the services are rendered.

Amounts collected prior to satisfying the above revenue recognition criteria are included in deferred revenue.

The Company follows the guidance provided by SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements and SAB No. 104 Revenue Recognition which provide guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.

The application of SOP 97-2, as amended, requires judgment, including a determination that collectibility is reasonably assured and the fee is fixed and determinable.

Income Taxes

Management evaluates the probability of the utilization of the deferred income tax assets.  The Company has estimated a $8,917,000 deferred income tax asset at December 31, 2003, related primarily to net operating loss carryforwards at December 31, 2003.  Management determined that because the Company has not yet generated taxable income it was not appropriate to recognize a deferred income tax asset related to the net operating loss carryforward.  Therefore, the full deferred income tax asset is offset by an equal valuation allowance.  If the Company begins to generate taxable income, Management may determine that some, if not all of the deferred income tax asset may be recognized.  Recognition of the asset could increase after tax income in the future.  Management is required to make judgments and estimates related to the timing and utilization of net operating loss carryforwards, utilization of other deferred income tax assets, applicable tax rates and feasible tax planning strategies.

Goodwill

Goodwill was recognized in the Company’s acquisition of Working Knowledge, Inc.  Management believes that there is no impairment of the carrying value of $75,000 at December 31, 2003 and June 30, 2004.  Management believes that there is sufficient evidence that the Company will eventually generate operating income and positive operating cash flows related to the Working Knowledge products.  Also, management believes that there is substantial value in its proprietary software.

Stock Based Compensation

The Company grants stock awards and stock options to employees and non-employees as consideration for services.  Management believes that the best indicator of value for stock awards is the trading value of the shares of stock on the date the Company enters into the agreements.  For non-employees, that date is generally the date on which the company is committed to such an agreement.  At times the Company may grant stock as payment for accrued but unpaid payroll.  In these cases, the Company values the shares at the trading price on the date they are granted and reduces the payroll accrual by the same amount.  We have elected to apply the intrinsic value method prescribed in APB No. 25 for stock options granted to employees.  For options granted to non-employees, we estimate the value of those awards using the Black-Scholes option pricing model.

Contingencies

We are subject to the possibility of various law contingencies arising in the ordinary course of business.  We consider the likelihood of loss or impairment of an assets or the incurrence of a liability, as well as our ability to reasonably estimate the amount of the loss contingencies.

At September 30, 2004, the Company is involved in litigation related to a dispute over the validity of the issuance of 150,000 of the Company’s common stock warrants.  The plaintiff has made a claim of damages of $1,500,000 against the Company.  We believe that we have adequate defenses and counter claims and therefore we have not accrued for any potential loss on this case nor are the 150,000 warrants included in the number of our potentially dilutive securities at December 31, 2003.

The Company is paying past due payroll taxes of approximately $300,000 at a rate of $5,000 per month.  The Company has accrued its estimate of interest and penalties of $30,000 on this past due amount.  However, the Company has received notices from the IRS reflecting interest and penalty amounts greater than $30,000.  We believe that the Company will negotiate a final settlement with the IRS of approximately $30,000 for those penalties and interest.  However, the final settlement may vary from our estimate.

Software Development Costs

We account for software development costs in accordance with SFAS No. 86 Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.  Product research and development expenses consist primarily of personnel, outside consulting and related expenses for development, and systems personnel and consultants and are charged to operations as incurred until technological feasibility is established.  The Company considers technological feasibility to be established when all planning, designing, coding and testing have been completed to design specifications.  After technological feasibility is established, costs are capitalized.  Historically, product development has been substantially completed with the establishment of technological feasibility and, accordingly, no costs have been capitalized.

RESULTS OF OPERATIONS

A summary of operating results for the three months ended September 30, 2004 and 2003 is as follows:

2004

2003

% of

% of

Amount

Revenue

Amount

Revenue

Revenues

  $  208,000

  100.0%

  $  377,000

100.0%

Cost of service

 136,000

  56.3%

  80,000

21.2%

Gross profit

72,000

43.7%

   297,000

78.8%

General & administrative

   260,000

   118.8%

   158,000

    41.9%

Research & development

  32,000

15.4%

  28,000

    7.5%

Bad Debt Expense

0

0.0%

           0

    0.0%

Net operating (loss)

     (220,000)

    (90.4)%

     111,000

       29.4%

Other income (expense)

  (12,000)

  (5.8)%

  (5,000)

 (1.3)%

Net income (loss)

     (232,000)

    (96.2)%

     106,000

       28.1%

Earnings (loss) per share

$    (0.01)

$  0.00

A summary of operating results for the nine months ended September 30, 2004 and 2003 is as follows:

2004

2003

% of

% of

Amount

Revenue

Amount

Revenue

Revenues

  $  985,000

  100.0%

  $ 1,004,000

100.0%

Cost of service

  311,000

  29.6%

  245,000

24.4%

Gross profit

674,000

70.4%

   759,000

75.6%

General & administrative

   700,000

   69.8%

   716,000

 71.3%

Research & development

  91,000

9.2%

  90,000

  9.0%

Bad Debt Expense

0

0.0%

501,000

49.9%

Net operating (loss)

     (117,000)

    (8.6)%

     (548,000)

    (54.6)%

Other income (expense)

 (19,000)

  (2.0)%

  (19,000)

 (1.9)%

Net income (loss)

     96,000

    (10.6)%

     (567,000)

     (56.5)%

Earnings (loss) per share

$    (0.00)

$  (0.02)

Revenues:  Total revenues decreased 44.8%, or $169,000, for the quarter ended September 30, 2004, as compared to the same period in the prior year (the “comparable prior year period”).  These revenues were primarily generated from the following four revenue streams:

1.  Revenues generated by software sales and maintenance decreased 10.1%, or $16,000, for the quarter ended September 30, 2004, as compared to the comparable prior year period.  This decrease is attributable to a combination of factors.  Sales of DFC and Roswell products decreased 87.7% or $58,000 as compared to the comparable prior year period, but sales of Santa Fe, Taos, and White Sands increased by 100% or $61,000 for the same period.  We completed the development phase of DFC approximately one year ago; we completed Roswell approximately six months ago; and we completed our three prepackaged products in September 2004.  As a result, sales of these products have only recently begun to impact our revenues and their sales growth is still inconsistent.  We anticipate that sales of Roswell will increase gradually over the next two years; however, since it is a high-level enterprise system, its sales are characterized by a small number of contracts with much higher revenues than our other products.  As a result, growth of Roswell’s sales will most likely be inconsistent from one quarter to the next.  Sales of this enterprise product, however, will be balanced by sales of our new prepackaged products.  Development was completed on the prepackaged products in the third quarter 2004, and we made our first shipment in September.  These prepackaged products range in price from $39.95 to $249.95, so they will have a much lower margin than DFC and Roswell. Revenues from these products will be driven more by volume, providing balance for the more expensive enterprise products which provide only a few contracts per year. We are not current emphasizing sales of our DFC product, although we will continue to sell it as customers request it.  We also occasionally sell upgrades to current DFC customers.

Revenues from software maintenance decreased 23.1% or $21,000 for the third quarter 2004 as compared to the comparable prior year period.  This decrease is due to the termination of the hosting agreement for one customer.  Software maintenance consists mainly of hosting and managing our customers’ data on our systems.  We will continue hosting for various existing clients and for our Roswell product, in addition to focusing new marketing efforts on the sale of our standard products.  We have four projects currently in negotiations that will involve on-going software maintenance.  Based on these projects in addition to our current contracts, management anticipates that revenues from software maintenance will increase in the coming year.

2.  Custom programming revenue decreased 96.7%, or $146,000, for the quarter ended September 30, 2004, as compared to the comparable prior year period.  This decrease was due to the fact that we recognized revenue on two custom programming contracts of $72,000 and $75,000 respectively during the third quarter of 2003, and we had no major custom programming contracts during the third quarter of 2004.  Approximately 10% of the customers that purchase our standard products will require customization, and we continue to offer this service.  In addition, our Roswell product is offered chiefly as a customizable package, so we anticipate that custom programming projects associated with new product purchases will continue to provide revenues in this category.  We also continue to offer programming services for customer database integration.  Therefore, we anticipate that this revenue source will continue to increase in the coming year, with about 50% of the revenue coming from Roswell customers and 50% from database integration projects.

3.  Revenues generated by license fees remained steady for the quarter ended September 30, 2004, as compared to the comparable prior year period.  Although our products have been developed using open source code, we have added additional code that is considered proprietary technology, particularly in our Roswell and Santa Fe products.  This additional technology can be licensed, however we anticipate generating license fees only from these two products in the future.  As a result, management believes that this category may be a less significant portion of future revenues.  We anticipate that most revenues will be generated from sales of our software products.

4.  Revenue generated by scanning services decreased 16.0%, or $8,000, for the quarter ended September 30, 2004, as compared to the comparable prior year period.  Approximately half of the decrease is due to a slight decrease in the volume of work performed during the current quarter on a long-term scanning project with a major movie studio. This studio has committed to scan over 5,000 titles for this project.  At the current rate of progress, we expect the project to continue for approximately three to five years.  The other half of the decrease is due to additional scanning projects for other customers during the third quarter 2003.  We had no additional scanning projects during the third quarter of 2004.  In general, management is currently assessing the importance of scanning services as part of an overall focus on client services during the coming year.  Although we are not emphasizing scanning services at this time, we anticipate that this revenue source will continue to increase slightly this year due to the long-term project mentioned above.

We also generated other revenue from hardware sales and the sale of other miscellaneous items and services.  Revenue generated by these other services increased 50.0% or $1,000, for the quarter ended September 30, 2004, as compared to the comparable prior year period.  Sales of hardware associated with our Digital Filing Cabinet system accounted for 100% of this revenue.  The Digital Filing Cabinet system may be sold as software only, or as a complete system of software and hardware.  We provide the option including hardware for customers who need the complete system, but we do not emphasize hardware sales, therefore we do not consider it a significant part of our business on an on-going basis.

Cost of Services.  Cost of services increased 70.0%, or $56,000, for the quarter ended September 30, 2004, as compared to the comparable prior year period.  Approximately $33,000 (59%) of this increase is attributable to the cost of inventory and test fees related to manufacturing and preparing our prepackaged software products for shipment.  The remaining $23,000 (41%) of the increase is due to increased compensation-related expenses due to the hiring of a technical writer and graphics designer.  Cost of services as a percentage of revenues increased to 65.4% for the quarter ended September 30, 2004, up from 21.2% for the comparable prior year period.  During the current quarter, approximately 68% of our cost of sales consists of engineering salaries and compensation-related expenses.  We consider these salaries to be directly associated with our ability to generate revenues, however, they do not vary with revenues in that much of those costs are fixed.  As a result, the gross margin percent will vary as sales vary.  During the current quarter, revenues decreased 44.8% as compared to the same quarter last year, while engineering salaries increased slightly, resulting in a higher ratio of cost of sales to revenues.

For the nine months ended September 30, 2004, cost of services as a percentage of revenues was 31.6%, as compared with 24.4% for the comparable prior year period.  Management anticipates that as revenues increase in the coming year, the cost of goods and services required to support those revenues will continue to increase, and engineering salaries will also increase as we hire additional staff to support a greater number of products and customers.  However, we expect that revenues will increase at a greater rate than cost of services, since most of our costs are relatively fixed.  We believe this range of percentages over the last two years is more indicative of the percentage of costs associated with future revenues, but until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

General and Administrative.  General and administrative expenses increased 64.6%, or $102,000, for the quarter ended September 30, 2004, as compared to the comparable prior year period.  We have made a dedicated effort in the last year to reduce our general and administrative expenses.  Several one-time adjustments during the third quarter of 2003 are primarily responsible for the apparent increase in general and administrative expenses during the current quarter.  During the third quarter of 2003, we incurred a ($90,000) adjustment in salaries pursuant to a new employment agreement, a ($79,000) adjustment in accounting fees to our previous accounting firm, and a $84,000 adjustment for advertising used in the barter transaction with Forbes.com.  The net result of these adjustments was an $85,000 decrease in general and administrative expenses for the third quarter of 2003.  Without these adjustments, general and administrative expenses increased $17,000 (10.7%) for the current quarter as compared to the comparable prior year period.  This increase relates to marketing expenses incurred in preparation for sales of our new prepackaged products.  General and administrative expenses as a percentage of revenues were 125.0% for the quarter ended September 30, 2004, as compared to 41.9% for the comparable prior year period.  General and administrative expenses for the third quarter 2003 without the adjustments were 64.5%.

For the nine months ended September 30, 2004, general and administrative expenses as a percentage of revenues was 71.1%, as compared with 71.3% for the comparable prior year period.  Management believes the ratio of general and administrative costs to revenues will decrease in the future because revenues will increase at a greater rate than general and administrative costs, but until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

Research and Development.  Research and development expenses increased 14.3%, or $4,000, for the quarter ended September 30, 2004, as compared to the comparable prior year period.  This increase is primarily attributable to management’s focus on completing the development phase of the first version of our three new prepackaged products.  However, in the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  Management anticipates that research and development costs in the future will focus on the upgrading of our existing products; therefore they will remain relatively steady for the remainder of the year.

Other Income.  Interest expense increased 140.0%, or $7,000 for the quarter ended September 30, 2004, as compared to the comparable prior year period.  The increase in interest expense was associated with interest on new notes payable incurred during the last year.  There was no loss on disposal of fixed assets in the third quarter of 2004.

In general, our key indicator of operating progress is gross revenue.  For the nine-month periods ending September 30, 2004 and 2003, personnel-related expenses have accounted for approximately 59% of our operating expenses, with fixed costs such as building and equipment rent, utilities, insurance, communications and depreciation accounting for an additional 24%.  The only personnel-related costs that are directly variable with sales are those associated with custom programming, because they are directly billable.  This means that over 80% of our expenses are relatively fixed.  All of the remaining expenses vary, but less than 5% varies directly with sales.  We will incur more definite variable costs associated with our new pre-packaged products beginning in the fourth quarter of 2004, so in 2005 we may be able to use some other indicators such as gross margins to help analyze performance, but for 2003 and 2004 gross revenue is our primary indicator of when we will achieve profitability and break-even cash flow.

REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on the two distinct product lines and the two separate legal entities. New Mexico Software (NMS) derives revenues from the development and marketing proprietary internet technology-based software and Working Knowledge, Inc. (WKI) provides data maintenance services related to the NMS digital asset management system. Information related to the Company's reportable segments for the nine months ended September 30, 2004 is as follows:

Nine months Ended

 2004

   2003

	NMS	WKI	NMS	WKI
Revenue	$ 964,000	$ 21,000	$ 979,000	$ 25,000

Cost of services	283,000	28,000	199,000	46,000
General and administrative	581,000	119,000	597,000	91,000
Research and development	91,000	-	90,000	-
Bad debt expense	-	-	500,000	1,000
Impairment of goodwill	-	-	-	-

Operating income (loss)	9,000	(126,000)	(407,000)	(113,000)

Total assets	$823,000	$ 29,000	$ 753,000	$ 106,000

Generally, New Mexico Software develops and markets the software, and therefore, software sales and maintenance, licensing and custom programming are considered revenue streams for that entity.  Working Knowledge, Inc. provides services that are necessary to prepare, enter, and maintain the customer’s data on our image management system.  These include web design, database development, image scanning, asset uploading, and database support.  In addition, Working Knowledge is able to serve the customer by utilizing the stored images to produce compact discs, digital prints, and large poster formats.  These revenue streams, usually classified as scanning and other revenue, are considered revenue streams for that entity.  These complementary services allow us to complete our cycle of comprehensive image management.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, cash and cash equivalents totaled $89,000, representing a $78,000 increase from the beginning of the period.  The increase in available cash was due to a combination of several factors during the year, but the primary factors were the issuance of common stock for cash and three new notes payable.  These are discussed in financing activities below.

Operating activities used $170,000 of cash for the nine months ended September 30, 2004, as compared to $139,000 for the comparable prior year period.  The increase in the use of cash for operating activities was mainly due to our emphasis on continuing to pay down our accrued expenses and to maintain current accounts payable, even though we had no significant increase in operating cash receipts.  During the nine months ended September 30, 2004, we used $108,000 to pay down accrued expenses and trade accounts payable, as opposed to using $15,000 during the same period in 2003.  These payments resulted in an increase in the use of cash for operating purposes of $93,000 for the current period as compared to the comparable prior year period.  They also resulted in total accrued expenses and trade accounts payable of $479,000 as of September 30, 2004, as compared with $587,000 at September 30, 2003, a decrease of $108,000.  The payments on accrued expenses are all payments toward past-due tax obligations.

The increased use of cash toward accrued expenses and accounts payable was accompanied by issuance of common stock for salaries and services of $146,000 during the nine months ended September 30, 2004 as compared with $176,000 for the comparable prior year period.  In addition, we recognized deferred revenue of $55,000 during the current year as compared with deferring revenue of $25,000 during the prior period, which represents increased use of cash of $80,000 during the nine months ended September 30, 2004.  These factors increased the use of cash for operating purposes by a total of $110,000 for the current period as compared with the prior period.

The increases in cash used for operating purposes were balanced by the change in accounts receivable.  During the nine months ended September 30, 2004, accounts receivable increased $57,000, as compared with an increase of $307,000 during the comparable prior year period.  This change represents a decrease in the use of cash for operating purposes of $250,000.  The large increase in 2003 is due to several large contracts completed near the end of the quarter.

Trade accounts payable were $67,000 at September 30, 2004 as compared to $122,000 at December 31, 2003, reflecting our emphasis on keeping our payables current.  We continue to accrue the salary of our president, Richard Govatski, which at September 30, 2004, was an aggregate of $107,000.  This amount represents 95% of the accrued payroll balance at September 30, 2004.  This obligation will only be paid when there is available cash, therefore it will have no material adverse effect on our liquidity.  The remainder of the accrued payroll will be paid in common shares, therefore it also will have no material adverse effect on our liquidity.  Payroll taxes due as of September 30, 2004, are approximately $277,000, including penalties and interest.

The following table shows current balances and payment details of our obligations as of September 30, 2004:

	Sept 30	Negotiated	Payment
	Balance	Payment	Frequency
Notes Payable:
Los Alamos National Bank note + interest	168,000	25,000	semiannually
Grossman + interest	62,000	In negotiations
First Mirage + interest	79,000	No payment plan established yet
Demand Notes	68,000

Past due Accounts Payable:
New Mexico payroll taxes	19,000	1,000	monthly
IRS + estimated penalties & interest	258,000	5,000	monthly
Attorney fee	6,000	No payment plan established yet

Other payables (current)	58,000
Accrued Payroll and Deferred Revenue	132,000

Total Liabilities per Balance Sheet	785,000

Accounts receivable increased from $450,000 at December 31, 2003 to $507,000 at September 30, 2004, primarily due to new sales during the current and prior quarter, some of which have extended payment plans.  Five customers account for $453,000 (81%) of the outstanding balance.  One customer represents the first shipment of our prepackaged products shipped near the end of the third quarter.  Two of the balances are for contracts with extended payment plans completed near the end of the prior quarter totaling $153,000.  One is an existing customer on a payment plan with a current balance of $104,000, and the other $135,000 is an agreement for advertising still owed to us, which will be used during 2004 or 2005.  The advertising agreement was a barter transaction, so this receivable will not directly generate cash.  However, it will allow us to generate advertising in the coming year without expending cash.

Investing activities used $17,000 for the nine months ended September 30, 2004, as compared to $6,000 for the comparable prior year period.  The increase in the cash used for investing activities for the current period was due to the purchase of leasehold improvements associated with our office relocation (approximately $12,000) and the purchase of equipment to manufacture our new prepackaged products (approximately $5,000).

Financing activities provided $265,000 in cash for the nine months ended September 30, 2004, as compared to $176,000 for the comparable prior year period.  The increase in cash provided by financing activities was primarily attributable to two factors: the issuance of common stock and new notes payable.  During the year we issued 488,000 shares of common stock for gross proceeds of $107,000 and we received gross proceeds of $78,000 for common stock that has not yet been issued.  We also received gross proceeds of $105,000 in the form of three new notes payable during the year.

Management anticipates that our primary uses of cash in the next year will be allocated to continue to satisfy delinquent obligations and for general operating purposes.  Our business strategy is to increase working capital by internal growth through continued hosting of our existing customers, sale of licenses for our Roswell products, maintenance of these licenses, and sales of our prepackaged products, as well as externally through the sale of potentially dilutive securities.  We may also continue to incur debt as needed to meet our operating needs.  In addition, we may be forced to issue additional equity compensation to employees and outside consultants to meet payroll and pay for needed legal and other services.

At September 30, 2004, we had an outstanding balance on a line of credit with Los Alamos National Bank (LANB) which was originally due on July 24, 2002.  The outstanding principal amount due at that date was $300,000, plus interest of $10,545.  We negotiated a three month extension on the repayment of the outstanding balance of the line of credit by reducing the principal amount of the debt with the payment of $50,000 and the payment of the interest due on July 24, 2002.  We were able to negotiate an extension of the amount due on the line of credit until April 24, 2003, by paying $25,000 of the principal amount due and $4,555 in interest due at October 24, 2002.  On April 24, 2003, we paid $12,224 of principal and $12,768 of interest, and we negotiated another six-month extension to October 20, 2003. On October 20, 2003 we negotiated an extension of the amount due until April 23, 2004 by paying $25,000 in principal and $7,500 in interest.  On March 27, 2004, we received a letter from LANB extending the note until October 15, 2004, with payment of $25,000 of principal and approximately $6,000 of interest due on April 15, 2004.  On April 5, 2004, we paid the $25,000 of principal and $6,000 of interest as agreed.  The principal balance due for this line of credit was $163,168 as of September 30, 2004.  On October 4, 2004, we received a letter from LANB extending the note until April 15, 2005 upon payment of $25,000 of principal and approximately $6,000 of interest, which we paid on October 8, 2004.  The company has the necessary cash to continue to reduce the note under these circumstances.  Our inability to retire this debt, negotiate an extension of the payment amount and/or date, or obtain an alternative loan would likely have a material negative impact on our business, and could impair our ability to continue operations if the bank foreclosed on the note.  However, the bank has continued to extend the note six months at a time, providing we pay an agreed-upon amount of principal and interest at the time of the extension.  We believe that LANB will continue to work with us in this manner.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space.

Management anticipates that the capital requirements for operations for the next twelve months will be approximately $1,200,000 - $1,500,000, based on cash flow projections.  The company currently has contracts which provide for recurring revenues of approximately $600,000 over the next twelve months.  Although one annual contract for software maintenance for 2004 was prepaid at the end of 2003, the remaining software maintenance contracts provide a monthly cash flow of approximately $40,000.  Based on the prior year licensing and custom programming revenue, we can expect these services to generate an additional $300,000 - $400,000 over the next twelve months.  We have four projects in process (combined maintenance and custom programming) that will generate additional cash flow of approximately $30,000 per month plus initial custom programming fees of approximately $300,000.  We anticipate that new clients and our new products will provide the remaining necessary cash flow for the next year.

We have received a non-binding letter of intent from a fiduciary trust, In God We Trust, to invest up to $500,000 in New Mexico Software over the next six months, which will provide working capital necessary for operations over the next twelve months and to retire long-term debt and past-due payroll taxes. The letter of intent does not require the investor to fund.  However, we have had a long-term relationship with this investor and believe that the investor has the willingness and wherewithal to provide funds should our cash requirements exceed our abilities to generate cash elsewhere.  Through a combination of increased marketing efforts and continued reduction of expenses, management anticipates continued positive working cash flow during 2004.

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

o

Rapid changes in technology relating to the Internet

o

Continued growth and use of the Internet

o

Changes in government regulations

o

Changes in our business strategies

o

Hardware failure of a catastrophic proportion

o

Terrorist interference with the operation of the Internet or effects of terrorist activities on the economy

o

Difficulty recruiting and retaining staff of sufficient technical caliber to provide adequate and on-going customer support and product maintenance and development

o

Failure to successfully market our products through the Internet and our representatives

o

Inability to locate sources to retire our line of credit or to obtain alternative lending sources

o

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

Internal Revenue Service Payments:  In October 2003 we entered into an interim agreement with the Internal Revenue Service concerning the repayment of federal tax deposits that  we failed to pay for the six operating quarters ended September 30, 2003.  We have agreed to pay $5,000 per month beginning November 1, 2003.  During this interim period the IRS has agreed withhold the filing of a federal tax lien.  Consideration of filing a lien in the future will be based upon a determination of how long it may take to pay the taxes.  Also, our failure to make timely federal tax deposits will default this interim agreement and necessitate the filing of the lien.  Our unpaid tax returns for these quarters are being assessed by the IRS, and we expect to receive an assessment notice for each period upon completion of this assessment.  We estimate that these assessments will total approximately $300,000, including penalties and interest.

Manhattan Scientifics Lawsuit:  On March 9, 2004, our legal counsel received a letter from an attorney representing Manhattan Scientifics.  The letter threatened litigation against us for alleged breach of contract and against Richard Govatski for alleged tortious interference with contract.  This is based on the fact that we were alleged to have declined to honor Manhattan Scientifics’ alleged request for a cashless exercise of 150,000 of our Common Stock Purchase Warrants (the “Warrants”) allegedly issued to Manhattan Scientifics.  It is our position that the Warrants, among other things, were issued in a transaction that was not an arms-length transaction and therefore, the Warrants should be cancelled, and that in any event, the alleged cashless exercise was not properly done and itself is a nullity.  In May 2004, Manhattan Scientifics filed a suit in Federal Court in New York against us and Mr. Govatski for damages in this matter.  The case was dismissed by the Federal Court due to a lack of diversity jurisdiction.  On June 25, 2004, we were served with a complaint filed in the Supreme Court of the State New York, County of New York, Index No. 601793/04, asserting the same claims.  Manhattan Scientifics seeks damages against us for an alleged breach of contract for failure to allow the alleged cashless exercise, in an amount of $1.5 million, and alleges a tortious interference claim against Mr. Govatski.

We served our Answer to the Complaint on August 16, 2004.  Mr. Govatski is seeking dismissal of the claim against him for lack of personal jurisdiction and for failure to state a claim.  Along with our Answer, we are asserting Counterclaims against Manhattan Scientifics for monies owed by Manhattan Scientifics and for a declaratory judgment, and against a former Company Director, Marvin Maslow for fraud and breach of fiduciary duty due to his persuading the Company to enter into the Warrant transaction with Manhattan Scientifics, which we contend was done for the benefit of Maslow and Manhattan Scientifics, and not for the benefit of the Company as Mr. Maslow then knowingly falsely claimed.  We believe that due to the fact that Mr. Maslow and a second former Company director (Scott Bach), were also Directors of Manhattan Scientifics at the time of the transactions in dispute, and constituted two of the Company’s three Directors at the time, Mr. Maslow and Mr. Bach should have excused themselves from participating in negotiating and voting on the issue of whether to approve the Warrants. Messrs. Maslow and Bach resigned as our Directors in December 2002. We believe that Mr. Maslow had other financial conflicts in connection with the transaction in dispute, which further underscored that the transaction was not arms-length.  It is our position that such financial conflicts include Mr. Maslow’s causing the Company to pay for third-party consulting services provided to Manhattan Scientifics, while falsely contending that such services would be provided to, and were needed by, the Company purportedly as part of the transaction.  It is our position that Mr. Maslow also misrepresented the fairness of the transaction in dispute at the time to us, which we contend was being done for the benefit of Mr. Maslow and Manhattan Scientifics, to the detriment of the Company, despite Mr. Maslow’s knowingly false advise to the us that the transaction would benefit the Company.  In our counterclaims, we are seeking, among other relief, a determination that the Warrants should be declared null and void from inception, plus damages against Mr. Maslow.  It is further our position that even if the Warrants were properly issued (we contend they were not), the Warrants were never properly exercised by Manhattan Scientifics.

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

ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the quarter ended September 30, 2004, the following securities were sold by us without registering the securities under the Securities Act:

In August 2004, we issued 33,000 shares of our common stock to five investors for gross proceeds of $8,250.00.  These securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4 (2) thereof, as a transaction by an issuer not involved in a public offering.  Each of the investors acknowledged the investment nature of the securities issued and consented to the imposition of restrictive legends upon the certificates evidencing the shares.  The investors did not enter into the transaction as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  The investors were afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with such issuance.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

During the quarter ended September 30, 2004, we were delinquent in the payment of interest and principal on a $50,000 promissory note payable to Kurt and Ann Grossman.  The note was due and payable on April 23, 2003, and bears interest of $5,000.  As of the filing date of this report, the total amount due on the note is $55,000.  We have continued to accrue interest at an imputed annual rate of 10%.  The total amount of interest accrued as of September 30, 2004 is $12,000.

During the quarter ended September 30, 2004, we were delinquent in the payment of interest and principal on a $25,000 promissory note payable to First Mirage, Inc.  The note was due and payable on June 30, 2003, and bears interest at the rate of 7% per annum.  As of the filing date of this report, the total amount due on the note is approximately $27,775.  On August 29, 2003, First Mirage granted an extension of the maturity date of the note to December 31, 2003.  On December 31, 2003, First Mirage granted an extension of the maturity date of the note to April 15, 2004.  On April 15, 2003, First Mirage granted an extension of the maturity date to June 30, 2004.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.  The following exhibits are attached to this report:

31.1

Rule 15d-14 (a)  Certification by Principal Executive Officer

31.2

Rule 15d-14 (a)  Certification by Principal Financial Officer

32

Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

(b)    Reports.  The following reports on Form 8-K were filed during the quarter ended September 30, 2004: None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NMXS.com, INC.

Date:

November 15, 2004

By  /s/  Richard Govatski

Richard Govatski, Chief Executive Officer and President (Principal Executive Officer)

Date:  November 15, 2004

By  /s/  Teresa Dickey

Teresa Dickey, Treasurer  (Principal

Financial Officer/Principal Accounting Officer)