Form 10KSB/A
period 2003-12-31
NMXS COM INC
filed 2004-12-07
CIK 1101865

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                 AMENDMENT NO. 1

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                              FOR FISCAL YEAR ENDED
                                DECEMBER 31, 2003

                           COMMISSION FILE #333-30176

                                 NMXS.COM, INC.
                         --------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
                             -----------------------
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                   91-1287406
                             -----------------------
                      (IRS EMPLOYER IDENTIFICATION NUMBER)

                        5041 Indian School Road, Suite 200
                          Albuquerque, New Mexico 87110
                                 (505) 255-1999
                     ----------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES )(ZIP CODE)

                                 (505) 255-1999
                             -----------------------
                (REGISTRANT'S TELEPHONE NO., INCLUDING AREA CODE)

                                      NONE
                                 --------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

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

REVENUES FOR YEAR ENDED DECEMBER 31, 2003: $1,300,000

AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 29, 2004, WAS: $ 20,226,871

NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF MARCH 29, 2004 IS: 30,119,979

TRANSFER AGENT AS OF MARCH 29, 2004: Interwest Transfer Company, Inc., 1981 East Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117



This Form 10-KSB is being amended solely to include the auditor's opinion letter for the period December 31, 2003 and December 31, 2002. The opinion letter was inadvertently omitted from the initial Form 10-KSB filing.


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





ITEM 7. FINANCIAL STATEMENTS




BECKSTEAD AND WATTS, LLP
CERTIFIED PUBLIC ACCOUNTANTS
                                                       3340 Wynn Road, Suite B
                                                           Las Vegas, NV 89102
                                                                  702.257.1984
                                                            702.362.0540 (fax)

                         INDEPENDENT AUDITORS' REPORT


Board of Directors
NMXS.com, Inc. and Subsidiaries
Albuquerque, New Mexico

We have audited the Balance Sheets of NMxS.com, Inc. and Subsidiaries (the "Company"), as of December 31, 2003 and 2002, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on my audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NMXS.com, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.



March 29, 2004





-PAGE-





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

                                   NMXS.COM, Inc.

Date:  December 6, 2004                 By /s/ Richard Govatski
                                           --------------------
                                        Richard Govatski
                                        President,  Chief  Executive  Officer
                                        and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacitates and on the dates indicated.

Date:  December 6, 2004                /s/ Richard Govatski
                                       ----------------------
                                   Richard Govatski, President, Chief
                                   Executive Officer and Chairman of the
                                   Board of Directors


Date:  December 6, 2004                 /s/ Teresa B. Dickey
                                       ----------------------
                                   Teresa  B.  Dickey,  Director,  Secretary,
                                   Treasurer and Principal Financial Officer

Date:  December 6, 2004                 /s/ John Handley
                                       ---------------------
                                   John E. Handley, Director