Form 10QSB/A
period 2004-09-30
NMXS COM INC
filed 2004-12-08
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-QSB

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

THIS FORM 10-QSB IS BEING AMENDED SOLELY TO CORRECT LANGUAGE IN PART I, ITEM 3, CONTROLS AND PROCEDURES.

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

ITEM 3.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) for the quarter ending September 30, 2004. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

December 7, 2004

By  /s/  Richard Govatski

Richard Govatski, Chief Executive Officer and

President (Principal Executive Officer)

Date:  December 7, 2004

By  /s/  Teresa Dickey

Teresa Dickey, Treasurer  (Principal

Financial Officer/Principal Accounting Officer)