Form 10QSB/A
period 2004-03-31
NMXS COM INC
filed 2005-04-05
CIK 1101865

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

YES [X] NO [   ]


NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF APRIL 1, 2005 IS: 36,280.782.

TRANSFER AGENT AS OF APRIL 1, 2005:  Interwest Transfer Company, Inc., 1981 East Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117


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

On March 8, 2004, the Company issued a total of 127,723 shares of the Company's $0.001 par value common stock to an employee in lieu of salary which was valued at $16,000.

During the three months ended March 31, 2004, the Company received cash totaling $116,000.  The Company has an offering open and raised a total of $56,000 related to the sale of 223,000 shares of the Company's $0.001 par value common stock.  The remaining amount of $60,000 is due to the exercise of warrants from individuals to purchase a total of 285,000 shares of the Company's $0.001 par value common stock.  As of March 31, 2004, the Company has not issued any of the shares mentioned and the entire balance of $116,000 is considered subscriptions payable and will be adjusted upon the issuance of the shares.

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

	NMS	WKI	Total
Revenue	$ 360,000	$ 7,000	$ 367,000

Cost of services	78,000	7,000	85,000
General and administrative	201,000	34,000	235,000
Research and development	24,000	-	24,000

Operating income (loss)	57,000	(34,000)	23,000

Total assets	$754,000	$ 41,000	$ 795,000

WKI revenue consists primarily of software maintenance and scanning services.

A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

Segment's operating income	$ 23,000
Other income	(4,000)
Consolidated net loss/comprehensive loss	$ 19,000

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

NOTE H - COMMITMENTS AND CONTINGENCIES

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

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I - LEGAL PROCEEDINGS

On October 20, 2003, we received a written demand from Kurt Grossman for payment in full of a one-year promissory note issued by us on April 23, 2002, to Mr. Grossman and his wife evidencing a loan of $50,000 by Mr. and Mrs. Grossman to us.  The demand includes payment for the principal amount of the note of $50,000, fixed interest of $5,000, legal fees of $24,000 and post default interest of $2,665.62.  Mr. Grossman informed us that he intended to commence legal action if the note, plus interest, was not paid on or before October 23, 2003.  A court date was set for April 23, 2004 in California to resolve the dispute.  We filed a motion to quash the service of summons for lack of personal jurisdiction and to vacate a default judgment against us.  The court tentatively ruled in favor of the Grossmans.  However, after our oral argument on April 23, 2004, the court withdrew its tentative ruling and ruled in favor of us.  Specifically, the court ruled that we do not have sufficient contact with California to warrant the exercise of personal jurisdiction.  Based on this ruling, there is no action pending

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

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


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


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

Revenues:  Total revenues decreased 14.7%, or $63,000, for the quarter ended March 31, 2004, as compared to the same period in the prior year (the "comparable prior year period").  These revenues were primarily generated from the following four revenue streams:

1.  Revenues generated by software sales and maintenance decreased 26.2%, or $96,000, for the quarter ended March 31, 2004, as compared to the comparable prior year period.  This decrease is mostly attributable to a single sale of our software in 2003 of $250,000.  Software maintenance consists mainly of hosting and managing our customers' data on our systems.  We will continue hosting for various existing clients and for our Roswell product, in addition to focusing new marketing efforts on the sale of our standard products.  Management anticipates that revenues in this category will increase in the coming year, although there is no assurance that they will increase at the current rate.

2.  Custom programming revenue decreased 98.1%, or $27,000, for the quarter ended March 31, 2004, as compared to the comparable prior year period.  This decrease was primarily due to management's focus on finalizing the development of the Roswell product.  In the future, some customers that purchase our standard products will require customization, and we continue to offer this service.  In addition, our Roswell product will be offered as a customizable package, and we continue to offer programming services to connect our customers' databases with our database.  Therefore, notwithstanding the decrease this period, we anticipate that this revenue will increase in the coming year.

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


Other Income.  Interest expense decreased 54.8%, or $5,000 for the quarter ended March 31, 2003, as compared to the comparable prior year period.  The decrease in interest expense was associated with paying down our outstanding notes and accounts payable.  There was no loss on disposal of fixed assets in the first quarter of 2004.


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

ITEM 3.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures


Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the "reasonable assurance" level. Under the supervision and with the participation of management, as of March 31, 2004, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.


(b) Changes in internal controls


Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls during the quarter ending March 31, 2004, and there were no such control actions taken during the quarterly period ending March 31, 2004.


PART II

ITEM 1.

LEGAL PROCEEDINGS

Kurt Paul Grossman and Ann Grossman filed a complaint for Breach of Contract on a Promissory Note against us on November 25, 2003, in the Superior Court of California, Orange County Division, case # 03CC14074. There was a question of whether the complaint was properly served and whether the California courts have jurisdiction over us. The Grossmans filed an Application for Writ of Attachment which was denied on January 30. The Grossmans asked for $55,000  ($50,000 on the promissory note plus $5,000 interest); $304.40 in costs; and $24,000 in attorney's fees. The Grossmans, through a separate entity, Doctors Telehealth Network, purchased software from us, and it has not been paid for.  We filed a motion to quash the service of summons for lack of personal jurisdiction and to vacate a default judgment against us.  The court tentatively ruled in favor of the Grossmans.  However, after our oral argument on April 23, 2004, the court withdrew its tentative ruling and ruled in favor of us.  Specifically, the court ruled that we do not have sufficient contact with California to warrant the exercise of personal jurisdiction.  Based on this ruling, there is no action pending against us at this time.

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

31.1    Rule 15d-14 (a)  Certification by Principal Financial Officer

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

NMXS.com, INC.

Date:

April 4, 2005

By  /s/  Richard Govatski

Richard Govatski, President

Date:  April 4, 2005

By  /s/  Teresa Dickey

Teresa Dickey, Treasurer  (Principal

Financial Officer)