Form 10QSB/A
period 2004-06-30
NMXS COM INC
filed 2005-04-05
CIK 1101865

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

YES [X] NO [   ]


NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF April 1, 2005 is:   36,280,782.

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

On June 7, 2004, the Company issued a total of 210,000 shares of the Company's $0.001 par value common stock which was part of the equity offering and reduced the subscriptions payable balance by $52,500.  In addition, the Company issued a total of 185,000 shares of the Company's $0.001 par value common stock which were related to the exercise of warrants and reduced the subscriptions payable balance by $38,850.

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

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On June 30, 2004, the Company received cash totaling $6,600 for options from an individual to purchase a total of 60,000 shares of the Company's $0.001 par value common stock.

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

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I - LEGAL PROCEEDINGS

Kurt Paul Grossman and Ann Grossman filed a complaint for Breach of Contract on a Promissory Note against the Company on November 25, 2003, in the Superior Court of California, Orange County Division, case # 03CC14074.  There was a question of whether the complaint was properly served and whether the California courts have jurisdiction over the Company.  The Grossmans filed an Application for Writ of Attachment which was denied on January 30.  The Grossmans asked for $55,000 ($50,000 on the promissory note plus $5,000 interest); $304.40 in costs; and $24,000 in attorney's fees.  The Grossmans, through a separate entity, Doctors Telehealth Network, purchased software from the Company, and it has not been paid for.  The Company filed a motion to quash the service of summons for lack of personal jurisdiction and to vacate a default judgment against us.  The court tentatively ruled in favor of the Grossmans.  However, after the Company's oral argument on April 23, 2004, the court withdrew its tentative ruling and ruled in favor of the Company.  Specifically, the court ruled that the Company does not have sufficient contact with California to warrant the exercise of personal jurisdiction.  Based on this ruling, there is no action pending against the Company at this time.

In October 2003, the Company entered into an interim agreement with the Internal Revenue Service concerning the repayment of federal tax deposits which the Company failed to pay for the six operating quarters ended September 30, 2003.  The Company has agreed to pay $5,000 per month beginning November 1, 2003.  During this interim period the IRS has agreed to withhold the filing of a federal tax lien.  Consideration of filing a lien in the future will be based upon a determination of how long it may take to pay the taxes.  Also, the Company's failure to make timely federal tax deposits will default this interim agreement and necessitate the filing of the lien.  The Company's unpaid tax returns for these quarters are being assessed by the IRS, and the Company expects to receive an assessment notice for each period upon completion of this assessment.  The Company estimates that these assessments will total approximately $300,000, plus interest and penalties.  Since the end of the third quarter 2003, the Company has made on-time payments of current payroll taxes for both the state and federal agencies.

On March 9, 2004, the Company's legal counsel received a letter from an attorney representing Manhattan Scientifics.  The letter threatened litigation against the Company for alleged breach of contract and against Richard Govatski for alleged tortious interference with contract.  This is based on the fact that the Company was alleged to have declined to honor Manhattan Scientifics' alleged request for a cashless exercise of 150,000 the Company's Common Stock Purchase Warrants (the "Warrants") allegedly issued to Manhattan Scientifics.  It is the Company's position that the Warrants, among other things, were issued in a transaction that was not an arms-length transaction and therefore, the Warrants should be cancelled, and that in any event, the alleged cashless exercise was not properly done and itself is a nullity.  In May 2004, Manhattan Scientifics filed a suit in Federal Court in New York against the Company and Mr. Govatski for damages in this matter.  The case was dismissed by the Federal Court due to a lack of diversity jurisdiction.  The Company was recently served with a complaint filed in New York Supreme Court, asserting the same claims.  Manhattan Scientifics seeks damages against the Company for an alleged breach of contract for failure to allow the alleged cashless exercise, in an amount of $1.5 million, and alleges a tortious interference claim against Mr. Govatski.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company will be serving an Answer to the Complaint on August 16, 2004.  The Company has been advised that Mr. Govatski on August 16, 2004 will be seeking dismissal of the claim against him for lack of personal jurisdiction and for failure to state a claim.  Along with the Company's Answer, they will be asserting Counterclaims against Manhattan Scientifics for monies owed by Manhattan Scientifics and for a declaratory judgment, and against a former Company Director, Marvin Maslow for fraud and breach of fiduciary duty.  The Company believes that due to the fact that Mr. Maslow and a second former Company director (Scott Bach), were also Directors of Manhattan Scientifics at the time of the transactions in dispute, and constituted two of the Company's three Directors at the time, Mr. Maslow and Mr. Bach should have excused themselves from participating in negotiating and voting on the issue of whether to approve the Warrants.  Messrs. Maslow and Bach resigned as Directors of the Company in December 2002.  The Company believes that Mr. Maslow had other financial conflicts in connection with the transaction in dispute, which further underscored that the transaction was not arms-length.  It is the Company's position that Mr. Maslow also misrepresented the fairness of the transaction in dispute at the time to us.  In the Company's Counterclaims, the Company will seek, among other relief, a determination that the Warrants should be declared null and void ab initio plus damages against Mr. Maslow.

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

With the marketing of the new retail products, management anticipates that revenues for direct software sales and technical support will increase as those products are sold and the associated technical support programs are purchased.  The change in focus to include our newer products reflects management's belief that a broader range of products and customers will provide greater stability in revenues.

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

ITEM 3.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures


Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the "reasonable assurance" level. Under the supervision and with the participation of management, as of June 30, 2004, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.


(b) Changes in internal controls


Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls during the quarter ending June 30, 2004, and there were no such control actions taken during the quarterly period ending June 30, 2004.


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

Manhattan Scientifics Lawsuit: On March 9, 2004, our legal counsel received a letter from an attorney representing Manhattan Scientifics.  The letter threatened litigation against us for alleged breach of contract and against Richard Govatski for alleged tortious interference with contract.  This is based on the fact that we were alleged to have declined to honor Manhattan Scientifics' request for a cashless exercise of 150,000 of our Common Stock Purchase Warrants (the "Warrants") allegedly issued to Manhattan Scientifics.  It is our position that the Warrants, among other things, were issued in a transaction that was not an arms-length transaction and therefore, the Warrants should be cancelled, and that in any event, the alleged cashless exercise was not properly done and itself is a nullity.  In May 2004, Manhattan Scientifics filed a suit in Federal Court in New York against us and Mr. Govatski for damages in this matter.  The case was dismissed by the Federal Court due to a lack of diversity jurisdiction.  On June 25, 2004, we were served with a complaint filed in the Supreme Court of the State of New York, Couhty of New York, Index No. 601793/04, asserting the same claims.  Manhattan Scientifics seeks damages against us for an alleged breach of contract for failure to allow the alleged cashless exercise, in an amount of $1.5 million, and alleges a tortious interference claim against Mr. Govatski.

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

NMXS.com, INC.

Date:

April 4, 2005

By  /s/  Richard Govatski

Richard Govatski, President (Principal Executive Officer)

Date:  April 4, 2005

By  /s/  Teresa Dickey

Teresa Dickey, Treasurer  (Principal Financial Officer)