Form 10QSB/A
period 2004-09-30
NMXS COM INC
filed 2005-04-05
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 2 TO FORM 10-QSB

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

On August 1, 2004, the Company issued a total of 59,658 shares of the Company's $0.001 par value common stock to employees in lieu of salary which was valued at $20,277.

On August 16, 2004, the Company issued a total of 59,658 shares of the Company's $0.001 par value common stock to employees in lieu of salary which was valued at $20,277.

On August 31, 2004, the Company issued a total of 32,000 shares of the Company's $0.001 par value common stock to various individuals in exchange for cash of $5,000 and subscriptions receivable of $3,250.

On August 31, 2004, the Company authorized to issue 40,000 shares the Company's $0.001 par value common stock to an individual in exchange for services rendered of $10,000.  The entire amount is considered subscriptions payable and will be adjusted upon the issuance of the shares.

On September 1, 2004, the Company issued a total of 59,658 shares of the Company's $0.001 par value common stock to employees in lieu of salary which was valued at $20,277.

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

On September 30, 2004, the Company issued a total of 99,338 shares of the Company's $0.001 par value common stock to employees in lieu of salary which was valued at $21,854.13.

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

NOTE E - RELATED PARTY TRANSACTIONS

Consulting agreement:

The Company entered into a consulting agreement with Mr. Brian McGowan, a stockholder, to advise the CEO on business strategy, formulate marketing ideas and plans, and introduce the Company to companies and individuals in various markets with regard to the Company's business, products, and services. The term of the employment agreement is for approximately five years commencing on July 1, 2003 and terminating on December 31, 2008.  Mr. McGowan will receive a total of 5,500,000 shares of the Company's $0.001 par value common stock valued at $330,000.  As of September 30, 2004, he was paid a total of 3,900,000 shares of common stock, but he has earned only 1,250,000 shares and the difference of 2,650,000 shares is considered prepaid compensation.  During the nine month period ended September 30, 2004, the Company has expensed $45,000 in consulting fees.

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

On March 9, 2004, the Company's legal counsel received a letter from an attorney representing Manhattan Scientifics.  The letter threatened litigation against the Company for alleged breach of contract and against Richard Govatski, president of the Company, for alleged tortious interference with contract.  This is based on the fact that the Company was alleged to have declined to honor Manhattan Scientifics' alleged request for a cashless exercise of 150,000 of the Company's Common Stock Purchase Warrants (the "Warrants") allegedly issued to Manhattan Scientifics.  It is the Company's position that the Warrants, among other things, were issued in a transaction that was not an arms-length transaction and therefore, the Warrants should be cancelled, and that in any event, the alleged cashless exercise was not properly done and itself is a nullity.  In May 2004, Manhattan Scientifics filed a suit in Federal Court in New York against the Company and Mr. Govatski for damages in this matter.  The case was dismissed by the Federal Court due to a lack of diversity jurisdiction.  On June 25, 2004, the Company was served with a complaint filed in the Supreme Court of the State New York, County of New York, Index No. 601793/04, asserting the same claims.  Manhattan Scientifics seeks damages against the Company for an alleged breach of contract for failure to allow the alleged cashless exercise, in an amount of $1.5 million, and alleges a tortious interference claim against Mr. Govatski.  The Company served their Answer to the Complaint on August 16, 2004.  Mr. Govatski is seeking dismissal of the claim against him for lack of personal jurisdiction and for failure to state a claim.  Along with the Company's Answer, they are asserting Counterclaims against Manhattan Scientifics for monies owed by Manhattan Scientifics and for a declaratory judgment, and against a former Company Director, Marvin Maslow for fraud and breach of fiduciary duty due to his persuading the Company to enter into the Warrant transaction with Manhattan Scientifics, which they contend was done for the benefit of Maslow and Manhattan Scientifics, and not for the benefit of the Company as Mr. Maslow then knowingly falsely claimed.  The Company believes that due to the fact that Mr. Maslow and a second former Company director (Scott Bach), were also Directors of Manhattan Scientifics at the time of the transactions in dispute, and constituted two of the Company's three Directors at the time, Mr. Maslow and Mr. Bach should have excused themselves from participating in negotiating and voting on the issue of whether to approve the Warrants. Messrs. Maslow and Bach resigned as the Company's Directors in December 2002.  The Company believes that Mr. Maslow had other financial conflicts in connection with the transaction in dispute, which further underscored that the transaction was not arms-length.  It is the Company's position that such financial conflicts include Mr. Maslow's causing the Company to pay for third-party consulting services provided to Manhattan Scientifics, while falsely contending that such services would be provided to, and were needed by, the Company purportedly as part of the transaction.  It is the Company's position that Mr. Maslow also misrepresented the fairness of the transaction in dispute at the time to the Company, which they contend was being done for the benefit of Mr. Maslow and Manhattan Scientifics, to the detriment of the Company, despite Mr. Maslow's knowingly false advise to the Company that the transaction would benefit the Company.  In the Company's counterclaims, they are seeking, among other relief, a determination that the Warrants should be declared null and void from inception, plus damages against Mr. Maslow.  It is further the Company's position that even if the Warrants were properly issued (the Company contends they were not), the Warrants were never properly exercised by Manhattan Scientifics.

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

Some challenges we face in the next year are developing a sales force and distribution channels in order to market our products, and educating potential customers about the benefits of digital management systems.  We have hired several independent sales agents to help sell our products.  We have also designated a manager to focus on providing education about our products to potential customers, and we provide demo software on the Internet for this purpose, so that customers can better understand how the digital lifecycle works.  One possible opportunity for our business was discussed in a May 10, 2004 article in Business Week Online entitled "Software Shift".  According to this article, software products using open source programming are now expanding beyond the Linux operating system to include databases, search engines, programming tools and desktop PC software.  Since our products have all been developed with open source code, we may be in a position to take advantage of this expansion by identifying opportunities to integrate our software with some of the newly emerging open source products.

Another new marketing area that we are developing is the need for customers to hire our engineers to connect our software to existing software owned by the customer. We now have several contracts in which we are "welding" different databases to our database with good success. This could be a very important growth area for us in the future.

We presently realize revenues from four primary sources:  (i) software sales, maintenance and hosting; (ii) custom programming services; (iii) license fees; and (iv) scanning and other services.  We also occasionally realize revenues from hardware sales when the hardware is sold together with the software, and occasionally from other services.  To date, license fees and software sales have been directly related.  With each sale of our products, the end user enters into a license agreement for which an initial license fee is paid.  The license agreement also provides that in order to continue the license, the licensee must pay an annual software maintenance fee for which the party receives access to product upgrades and bug fixes or product patches.  Software maintenance consists primarily of hosting and managing our customers' data on our servers.  This structure will continue with our Roswell product; therefore, we anticipate a positive impact on license fees, software maintenance, and custom programming revenues from Roswell sales.  However, according to an article in Forbes magazine on March 29, 2004 entitled "A Hard Landing for Software", software companies are gradually relying less on the software license for revenues and more on professional services such as programming and consulting.  Management believes this trend applies to our revenues as well, since Roswell is our only product that will use this licensing structure.  Therefore, although we expect a positive impact on license fees from Roswell, we believe software sales, custom programming, and professional services will provide a greater portion of our revenues in the coming years.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management's initial estimates as reported.  A summary of our significant accounting policies is detailed in the notes to the financial statements which are an integral component of this filing.

Revenue Recognition

The Company derives revenues from five general activities; the sale of software licenses to end users, software maintenance contracts, third party hardware and software sales, consulting services and software licenses that require us to provide significant production, customization or modification to our core software product.

Our software recognition policies are in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, Software Revenue Recognition as amended.

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

The Company follows the guidance provided by SEC Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements and SAB No. 104 Revenue Recognition which provide guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.

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

Goodwill

Goodwill was recognized in the Company's acquisition of Working Knowledge, Inc.  Management believes that there is no impairment of the carrying value of $75,000 at December 31, 2003 and June 30, 2004.  Management believes that there is sufficient evidence that the Company will eventually generate operating income and positive operating cash flows related to the Working Knowledge products.  Also, management believes that there is substantial value in its proprietary software.

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


At September 30, 2004, the Company is involved in litigation related to a dispute over the validity of the issuance of 150,000 of the Company's common stock warrants.  The plaintiff has made a claim of damages of $1,500,000 against the Company.  We believe that we have adequate defenses and counter claims and therefore we have not accrued for any potential loss on this case nor are the 150,000 warrants included in the number of our potentially dilutive securities at December 31, 2003.


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


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

100.0%

Cost of service

  311,000

  29.6%

  245,000

24.4%

Gross profit

674,000

70.4%

   759,000

75.6%

General & administrative

   700,000

   69.8%

   716,000

 71.3%

Research & development

  91,000

9.2%

  90,000

  9.0%

Bad Debt Expense

0

0.0%

501,000

49.9%

Net operating (loss)

     (117,000)

    (8.6)%

     (548,000)

   (54.6)%

Other income (expense)

  (19,000)

  (2.0)%

  (19,000)

 (1.9)%

Net income (loss)

     (136,000)

    (10.6)%

     (567,000)

   (56.5)%

Earnings (loss) per share

$    (0.00)

$  (0.02)



Revenues:  Total revenues decreased 44.8%, or $169,000, for the quarter ended September 30, 2004, as compared to the same period in the prior year (the "comparable prior year period").  These revenues were primarily generated from the following four revenue streams:



1.  Revenues generated by software sales and maintenance decreased 10.1%, or $16,000, for the quarter ended September 30, 2004, as compared to the comparable prior year period.  This decrease is attributable to a combination of factors.  Sales of DFC and Roswell products decreased 87.7% or $58,000 as compared to the comparable prior year period, but sales of Santa Fe, Taos, and White Sands increased by 100% or $61,000 for the same period.  We completed the development phase of DFC approximately one year ago; we completed Roswell approximately six months ago; and we completed our three prepackaged products in September 2004.  As a result, sales of these products have only recently begun to impact our revenues and their sales growth is still inconsistent.  We anticipate that sales of Roswell will increase gradually over the next two years; however, since it is a high-level enterprise system, its sales are characterized by a small number of contracts with much higher revenues than our other products.  As a result, growth of Roswell's sales will most likely be inconsistent from one quarter to the next.  Sales of this enterprise product, however, will be balanced by sales of our new prepackaged products.  Development was completed on the prepackaged products in the third quarter 2004, and we made our first shipment in September.  These prepackaged products range in price from $39.95 to $249.95, so they will have a much lower margin than DFC and Roswell. Revenues from these products will be driven more by volume, providing balance for the more expensive enterprise products which provide only a few contracts per year. We are not current emphasizing sales of our DFC product, although we will continue to sell it as customers request it.  We also occasionally sell upgrades to current DFC customers.



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



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



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



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



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



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



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



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



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



Research and Development.  Research and development expenses increased 14.3%, or $4,000, for the quarter ended September 30, 2004, as compared to the comparable prior year period.  This increase is primarily attributable to management's focus on completing the development phase of the first version of our three new prepackaged products.  However, in the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  Management anticipates that research and development costs in the future will focus on the upgrading of our existing products; therefore they will remain relatively steady for the remainder of the year.



Other Income.  Interest expense increased 140.0%, or $7,000 for the quarter ended September 30, 2004, as compared to the comparable prior year period.  The increase in interest expense was associated with interest on new notes payable incurred during the last year.  There was no loss on disposal of fixed assets in the third quarter of 2004.



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


REPORTABLE SEGMENTS


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


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


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


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

ITEM 3.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures


Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the "reasonable assurance" level. Under the supervision and with the participation of management, as of September 30, 2004, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.


(b) Changes in internal controls


Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls during the quarter ending September 30, 2004, and there were no such control actions taken during the quarterly period ending September 30, 2004.


PART II

ITEM 1.

LEGAL PROCEEDINGS


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

Manhattan Scientifics Lawsuit:  On March 9, 2004, our legal counsel received a letter from an attorney representing Manhattan Scientifics.  The letter threatened litigation against us for alleged breach of contract and against Richard Govatski for alleged tortious interference with contract.  This is based on the fact that we were alleged to have declined to honor Manhattan Scientifics' alleged request for a cashless exercise of 150,000 of our Common Stock Purchase Warrants (the "Warrants") allegedly issued to Manhattan Scientifics.  It is our position that the Warrants, among other things, were issued in a transaction that was not an arms-length transaction and therefore, the Warrants should be cancelled, and that in any event, the alleged cashless exercise was not properly done and itself is a nullity.  In May 2004, Manhattan Scientifics filed a suit in Federal Court in New York against us and Mr. Govatski for damages in this matter.  The case was dismissed by the Federal Court due to a lack of diversity jurisdiction.  On June 25, 2004, we were served with a complaint filed in the Supreme Court of the State New York, County of New York, Index No. 601793/04, asserting the same claims.  Manhattan Scientifics seeks damages against us for an alleged breach of contract for failure to allow the alleged cashless exercise, in an amount of $1.5 million, and alleges a tortious interference claim against Mr. Govatski.

We served our Answer to the Complaint on August 16, 2004.  Mr. Govatski is seeking dismissal of the claim against him for lack of personal jurisdiction and for failure to state a claim.  Along with our Answer, we are asserting Counterclaims against Manhattan Scientifics for monies owed by Manhattan Scientifics and for a declaratory judgment, and against a former Company Director, Marvin Maslow for fraud and breach of fiduciary duty due to his persuading the Company to enter into the Warrant transaction with Manhattan Scientifics, which we contend was done for the benefit of Maslow and Manhattan Scientifics, and not for the benefit of the Company as Mr. Maslow then knowingly falsely claimed.  We believe that due to the fact that Mr. Maslow and a second former Company director (Scott Bach), were also Directors of Manhattan Scientifics at the time of the transactions in dispute, and constituted two of the Company's three Directors at the time, Mr. Maslow and Mr. Bach should have excused themselves from participating in negotiating and voting on the issue of whether to approve the Warrants. Messrs. Maslow and Bach resigned as our Directors in December 2002. We believe that Mr. Maslow had other financial conflicts in connection with the transaction in dispute, which further underscored that the transaction was not arms-length.  It is our position that such financial conflicts include Mr. Maslow's causing the Company to pay for third-party consulting services provided to Manhattan Scientifics, while falsely contending that such services would be provided to, and were needed by, the Company purportedly as part of the transaction.  It is our position that Mr. Maslow also misrepresented the fairness of the transaction in dispute at the time to us, which we contend was being done for the benefit of Mr. Maslow and Manhattan Scientifics, to the detriment of the Company, despite Mr. Maslow's knowingly false advise to the us that the transaction would benefit the Company.  In our counterclaims, we are seeking, among other relief, a determination that the Warrants should be declared null and void from inception, plus damages against Mr. Maslow.  It is further our position that even if the Warrants were properly issued (we contend they were not), the Warrants were never properly exercised by Manhattan Scientifics.


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


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


ITEM 3.

DEFAULTS UPON SENIOR SECURITIES


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


ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K


(a)    Exhibits.  The following exhibits are attached to this report:

31.1    Rule 15d-14 (a)  Certification by Principal Executive Officer

31.2    Rule 15d-14 (a)  Certification by Principal Financial Officer

32       Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

(a)    Reports.  The following reports on Form 8-K were filed during the quarter ended September 30, 2004: None.


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

Officer/Principal Accounting Officer)