Form 10KSB
period 2004-12-31
NMXS COM INC
filed 2005-04-15
CIK 1101865

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED

DECEMBER 31, 2004

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

REVENUES FOR YEAR ENDED DECEMBER 31, 2004:  $1,018,000

AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF APRIL 11, 2005, WAS: $ 7,903,283

NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF APRIL 11, 2005 IS:   36,431,194

TRANSFER AGENT AS OF APRIL 11, 2005:  Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS - OUR COMPANY

Our History and Background

New Mexico Software, Inc., was originally incorporated under the laws of the state of New Mexico in April 1996.  The privately held company was involved in a reverse merger with Raddatz Exploration, Inc. on August 3, 1999, and the corporate name was changed to NMXS.com, Inc., with New Mexico Software, Inc. becoming a wholly-owned subsidiary.  NMXS.com, Inc. went public at that time.  NMXS is quoted on the OTC Bulletin Board under the symbol "NMXS" and on the Berlin Stock Exchange with the symbol NM9. In 2004 we filed an alternate name registration in the state of Delaware to use the name "New Mexico Software."

Through our wholly-owned subsidiaries, New Mexico Software, Inc. and Working Knowledge, Inc. (which we acquired in April 2000), we develop and market a range of proprietary Internet-based software products for information lifecycle management, as well as providing web services and web database management.  Our software can assist the customer in the management of digital documents, high-resolution graphic images, video clips, and audio recordings.  Through New Mexico Software we develop and market the software, and through Working Knowledge we provide related professional services.

Working Knowledge

In April 2000, we acquired Working Knowledge, Inc., a Kansas corporation. Working Knowledge became our wholly-owned subsidiary which provides services that are necessary to prepare, enter, and maintain the customer's data in our software.  These services include web design, database development, image scanning, file uploading and technical support.  As well, Working Knowledge is able to serve the customer by utilizing the stored images to produce compact disks, digital prints, and large poster formats.  These complementary services allow us to complete our business model of offering comprehensive digital management.

Our Products

New Mexico Software develops and markets sophisticated Internet-based document and image management systems for a wide variety of applications.  Our products range from pre-packaged desktop software products to complex enterprise systems.

Our products organize, search, retrieve, display, archive and distribute digital content from a central repository.  Further, they convert analog and digital files to all digital.  They use the popular Linux-based operating system.  Our software can handle photographs and images, email, electronic files, paper documents, x-rays and other high-definition media.  Our products include web servers, databases, firewalls and search engines, as well as advanced technology such as biometric security devices, optical character recognition, speech recognition to text translation, and personal video recorders.

At the enterprise level, we have two products currently available and several products under development.  The first available product is Roswell, our core product.  It is used for information lifecycle management systems demanding database integration, web services, file systems, Internet security, high-definition viewing environments, and advanced search engines.  We market Roswell in two ways: as a hosted application on the Internet, and as a highly customized application according to clients' specifications.  A hosted application provides a customer with access to the Roswell product over the Internet.  Customers log on to a dedicated server run at our Albuquerque data center and use Roswell to manage, view and distribute their media assets.  The customers' media files are also stored on our server.  Customers using our hosted model are billed on a monthly basis according to the number of registered users and the amount of disk space their media files will occupy.  This is the primary basis for our recurring revenue.

Our second enterprise-level product is called XR-EXpress.  It is a secure, web-based software that allows medical providers to store, organize and access patient medical diagnostic images such as x-rays, EKG's, MRI's, CT's, and ultrasounds, as well as to diagnose and interpret cases and generate medical reports in conjunction with those images.  It incorporates biometric devices, speech recognition to text translation, multiple security levels, comparative image viewing, and a customizable workflow model to provide a streamlined process for medical providers.

SOX Advisors is our new division. The purpose of this division is to provide much needed technical and accounting consulting and to assist CEOs and CFOs in reducing the cost of compliance with Sarbanes-Oxley regulations by offering a total package including the use of subject matter experts (SMEs) deployed to companies requiring the service.

SOXtrac is a software service currently being developed that will enable companies to organize their compliance materials digitally and help them in the control and auditing process within the IT infrastructure and security required by the Sarbanes-Oxley regulations.  Many companies are finding it difficult and expensive to initiate and maintain the internal control process required by the new regulations, and we believe our service can have a positive effect.  We expect SOXtrac to be available in mid-2005.

Together our SOX Advisors and SOXtrac will minimize the impact of the Sarbanes-Oxley Act on businesses and their managers who have a strong desire to be fully compliant with the Sarbanes-Oxley Act.  SOX Advisors will enable CEOs and CFOs to monitor their legal compliance requirements in accordance with Section 302 of the Act, while also enabling financial auditors to identify and clarify the effectiveness of a company's system of internal accounting controls in accordance with Section 404 of the Act.

Digital Filing Cabinet is a mid-level server that can be located at a customer's facilities to provide a similar functionality as our Roswell custom products. However, more companies are choosing to use our DFC to be maintained in our data center instead of purchasing and maintaining the products at their location.

Last fall we launched three new desktop products.  The three products, Santa Fe, White Sands, and Taos, further extend our document and image management capabilities, as well as the potential for market penetration.  The three new products are prepackaged software ranging in price from $39.95 to $249.95.

Santa Fe is a desktop Linux operating system.  Its design emphasizes ease-of-use and a familiar appearance, allowing New Mexico Software to target a large customer base of non-technical users.  At the same time, it provides advanced features such as automatic hardware and software configuration as well as superior security.  The software is pre-installed with over 60 Linux applications, including photo editing, finance management, desktop publishing, video teleconferencing, games, and a full office suite.

White Sands is an inexpensive but powerful document management system for the small office.  It can import electronic files into the database or scan paper documents into the computer and turn them into portable data files (PDF's).  White Sands includes a search engine and metadata tagging system, providing the ability to quickly and easily organize, archive and locate the documents. It incorporates optical character recognition technology which allows the customer to search on any word or phrase in the document.

Taos is a next-generation digital photo application.  It provides a low-cost image database solution for organizing, cataloging, and searching for images based on their color or shape.  The Taos software takes advantage of bleeding-edge performance and graphic processors to provide enhanced photo editing, and it allows images to be tagged with "hot words" and exported to popular database and image formats.

Our newest consumer product is the Trinity Mothership.  It is a media management center combining our Santa Fe Linux software, high-end nVidia hardware and AMD 64-bit gaming and cinematic processors.  As a personal video recorder, it provides the ability to record and playback high-definition media, complete with time shifting, commercial skips, and advanced scheduling.  It also offers additional features such as a DVD player and recorder, MP3 music player, video games, photo management, and web browser.  Each Trinity Mothership product will be custom built by New Mexico Software, allowing a combination of hardware possibilities and upgrades.

Our Technology

We engineer database products around a central core of unique Internet technology that makes it possible to rapidly view, distribute and manage a variety of media files such as documents, graphic images, animation sequences, film clips, audio files, x-rays and high-definition media streams.  The value of our core technology, which is found in our Roswell product, is that it provides maximum flexibility in the presentation of digital images to the customer, and integrates general browsing capabilities with specific search capabilities in one product.

Our technology is based on Open Source.  Open Source is source code from independent programmers who build applications and release their source code in the public interest.  By integrating Open Source programs into our technology, we are able to reduce development time and costs, thereby providing well-built, low-cost products for the digital management market.  In addition, the code that we deliver to customers is compiled. When you compile software code it makes it difficult to use the code to create a similar program, even though the code we create originates from Open Source.  This provides better protection and security of our products.

Another technological advantage our company has is the ability to provide totally integrated services that a customer would normally need to outsource to several different suppliers.  For example, with our business model and technology, we are able to provide the software itself, plus custom programming, hosting, and database administration as a total solution.

In addition, our core technology is characterized by the following features that contribute to what we perceive to be marketplace advantages:

o

Ability to use high-resolution graphics files -- large files with lots of detail as opposed to the low resolution files with indistinct detail used by conventional Internet programs.

o

Ability to use a single image in multiple resolutions, and to magnify the details in the high-resolution images.

o

Ability to track images with special codes assigned to each image.

o

Allows rapid transmission of a portion of the image based on user input, significantly enhancing the responsiveness of the system to deliver images over the Internet.

o

Our technology works on current versions of Internet browsers on Macintosh, PC and UNIX computers.

o

The enterprise level system is easy to use because it does not require any new software programs, only a familiarity with Netscape or Internet Explorer browsers.

These unique features make our core technology adaptable to and highly desirable in a wide variety of commercial applications.  Basically, any company in any industry that manages digital assets and makes use of browser and search engine technology can benefit from our products.

In general, our programmers and engineers are tasked with adding new features to our products and fixing any problems users might encounter. There are risks inherent in software development including unanticipated delays, technical problems that could mean significant deviation from original product specifications, and hardware problems.  In addition, once improvements and bug fixes are deployed there is no assurance that they will work as anticipated or that they will be durable in actual use by customers.

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

Business Strategy

The digital lifecycle management market is one of the newest in the rapidly growing information services industry. Competition at this time is broad, with many vendors offering systems that have some comparable features as our current product.  However, to our knowledge, few competitors have all of our comparable features for the complete management and distribution of images.

One competitive strategy we are using is offering our enterprise-level products as hosted applications.  By hosting our applications, we are able to provide the customer with a customized product that is maintained by us, which eliminates the customer's need for an information technology staff.  We provide the hardware, connectivity, maintenance, technical support, and automatic backups of the customer's data.  In addition, now that our core product has been completed, our cycle time (the time required to get a new customer up and running) is greatly reduced.  We are often able to accommodate new customers, even those with complex databases, in a matter of weeks.  We believe that our strategy to provide hosted applications, coupled with our custom system design capabilities provide us with a diversity of competitive market penetration opportunities.

We believe that establishing and maintaining brand identity of our products and services is critical to attracting new customers and retaining our customer base of large corporations.  The importance of brand recognition will continue to increase as new competitors enter the digital lifecycle management marketplace. Promotion and enhancement of our brands will depend largely on our success in continuing to provide high quality service and developing leading-edge products, and this cannot be assured.  If businesses do not associate our product names or brands with high quality, or if we introduce new products or services that are not favorably received, we will run the risk of compromising our product line and decreasing the attractiveness of our products to potential new customers.  In addition, to attract and maintain customers and to promote our products in response to competitive pressures, we may find it necessary to increase our financial commitment substantially to create and maintain product loyalty among our customers.  If we are unable to provide high quality services, or otherwise fail to promote and maintain our products, or if we incur excessive expenses in an attempt to improve our services, or promote and maintain our products, our business, results of operations, and financial condition could be adversely affected.

Our current business strategy is to form up to twenty joint venture projects over the next two to three years.  These joint venture projects would be formed to develop, market and distribute various digital lifecycle management applications built around our core Roswell technology.  Now that our core technology has been completed, the joint venture format allows us to create distinct product lines using this technology, and to exploit unique marketing opportunities arising from the new product differentiation.  The risks and costs of new product development and distribution would be shared among the joint venture partners, as would the resulting revenues, thus benefiting all partners.  Sharing costs allows us to reduce our initial capital requirements, and the joint venture structure allows us to bring new products to market very quickly.

Other, better-financed companies may be developing similar products that could compete with our products.  Such competition could materially adversely affect our financial condition.  Although we have been established for nine years, our initial product was not marketed until 1998.  There may exist better-capitalized companies on a parallel development path with similar products addressing our target markets.  While the Internet technology marketplace is extremely competitive, we have anticipated a first-to-market advantage with our products.  However, other highly capitalized companies that have recognized the absence of digital image management products could overwhelm our first-to-market advantage with expensive and expansive media blitzes that create the perception of a dominant market presence and/or superior products.  If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations, and financial condition will be materially and adversely affected.

Marketing and Customers

Our marketing focus to date has been in three principal fields.  Approximately 70% of our clients have been in the entertainment industry, approximately 10% have been in the medical field, and approximately 10% have been government agencies. In the fourth quarter 2004, we began marketing our desktop software products to a wide retail market, which, along with several customers in various other industries, encompasses the other 10%.  In 2005 we will focus on finding new applications and markets for our core technologies via the joint venture strategy mentioned described above.

Although we were still dependent upon a small number of clients in the year ended December 31, 2004, that trend has been changing, and we believe it will continue to change.  During the year ended December 31, 2004, five clients accounted for 55% of our revenues, as compared to the year ended December 31, 2003, when seven clients accounted for 85% of our revenues.  As we retain current clients and gain new clients, this reliance on a small number of customers will continue to decrease.  In addition, while our enterprise-level products will continue to depend on a relatively small number of customers, we expect an expanded customer base for our Trinity Mothership, XR-Express and SOX Advisors, and a wide retail base for our desktop products.  Overall, we anticipate that our customer base will continue to broaden in the next year with the marketing of our medical and consulting practice, giving more stability and predictability to our revenues.

Our Intellectual Properties

We have several proprietary aspects to our software that we believe make our products unique and desirable in the marketplace.  Consequently, we regard protection of the proprietary elements of our products to be of paramount importance and we attempt to protect them by relying on trademark, service mark, trade dress, copyright and trade secret laws, and restrictions on disclosure and transferring of title.  In addition, as stated above in the technology section, the compiled software code that we offer makes it difficult to use the source code to create other similar programs, even though the code used originates from Open Source.  Because we maintain our enterprise software code on dedicated servers in our Albuquerque data center, it provides better protection and security of our products.

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

Employees

As of April 11, 2005, we had 13 employees, including 9 in systems engineering and quality assurance; 3 in administration and sales; and 1 in scanning and site development.  We offer and share in the cost of health and dental insurance.  A stock option plan and a stock issuance plan for employees and others were adopted on August 3, 1999, and July 27, 2001, respectively.  The competition for qualified personnel in our industry and geographic location is intense, and there can be no assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct our business in the future.  We have never had a work stoppage, and no employees are represented under collective bargaining agreements.  We consider our relations with our employees to be good.  From time to time, we also utilize services of independent contractors for specific projects or to support our research and development effort.  Our firm also hires independent sales agents who work on commission, and these agents are paid a percentage of the sale once the transaction has been completed.

ITEM 2.  DESCRIPTION OF PROPERTY

We currently lease a 3,000 square foot facility in Albuquerque, New Mexico, at a cost of approximately $4,000 per month.  The lease expires on April 30, 2009.  The facility provides both administration and engineering offices.  It is in close proximity to the location of the servers, and the two locations are networked together by fiber optics.  The new space provides adequate room for expansion.  In addition, we will have access to a large power generator, which will enable our servers to continue operating during power outages.  It also contains an advanced telephone system which will provide the capability needed to provide adequate customer telephone support.

In March 2005, we leased approximately 400 square feet of office space in Santa Monica, California, to house the Working Knowledge, Inc. operations.  Current monthly lease payments are $1,400.   The lease expires on February 28, 2006.

ITEM 3.  LEGAL PROCEEDINGS

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

Internal Revenue Service Payments:  In October 2003 we entered into an interim agreement with the Internal Revenue Service concerning the repayment of federal tax deposits which we failed to pay for the six operating quarters ended September 30, 2003.  We have agreed to pay $5,000 per month beginning November 1, 2003.  During this interim period the IRS has agreed to withhold the filing of a federal tax lien.  Consideration of filing a lien in the future will be based upon a determination of how long it may take to pay the taxes.  Also, our failure to make timely federal tax deposits will default this interim agreement and necessitate the filing of the lien.  Our unpaid tax returns for these quarters are being assessed by the IRS, and we expect to receive an assessment notice for each period upon completion of this assessment.  We estimate that these assessments will total approximately $269,000, including penalties and interest.

Manhattan Scientifics Lawsuit:  On March 9, 2004, our legal counsel received a letter from an attorney representing Manhattan Scientifics.  The letter threatened litigation against us for alleged breach of contract and against Richard Govatski for alleged tortious interference with contract.  This is based on the fact that we were alleged to have declined to honor Manhattan Scientifics' request for a cashless exercise of 150,000 of our Common Stock Purchase Warrants (the "Warrants") allegedly issued to Manhattan Scientifics.  It is our position that the Warrants, among other things, were issued in a transaction that was not an arms-length transaction and therefore, the Warrants should be cancelled, and that in any event, the alleged cashless exercise was not properly done and itself is a nullity.  In May 2004, Manhattan Scientifics filed a suit in Federal Court in New York against us and Mr. Govatski for damages in this matter.  The case was dismissed by the Federal Court due to a lack of diversity jurisdiction.  On June 25, 2004, we were served with a complaint filed in the Supreme Court of the State New York, County of New York, Index No. 601793/04, asserting the same claims.  Manhattan Scientifics seeks damages against us for an alleged breach of contract for failure to allow the cashless exercise, in an amount of $1.5 million, and alleges a tortious interference claim against Mr. Govatski.

We served our Answer to the Complaint on August 16, 2004.  Mr. Govatski is seeking dismissal of the claim against him for lack of personal jurisdiction and for failure to state a claim.  Mr. Govatski's motion to dismiss has been fully submitted to the court, but has not yet been decided. Along with our Answer, we are asserting Counterclaims against Manhattan Scientifics for monies owed by Manhattan Scientifics and for a declaratory judgment, and against a former Company Director, Marvin Maslow for fraud and breach of fiduciary duty due to his persuading the Company to enter into the Warrant transaction with Manhattan Scientifics, which we contend was done for the benefit of Maslow and Manhattan Scientifics, and not for the benefit of the Company.   We believe that due to the fact that Mr. Maslow and a second former Company director (Scott Bach), were also Directors of Manhattan Scientifics at the time of the transactions in dispute, and constituted two of the Company's three Directors at the time, Mr. Maslow and Mr. Bach should have excused themselves from participating in negotiating and voting on the issue of whether to approve the Warrants. Messrs. Maslow and Bach resigned as our Directors in December 2002.   It is our position that such financial conflicts include Mr. Maslow's causing the Company to pay for third-party consulting services provided to Manhattan Scientifics, while stating  that such services would be provided to, and were needed by, the Company as part of the transaction.  It is our position that Mr. Maslow also misrepresented the fairness of the transaction in dispute at the time to us, which we contend was being done for the benefit of Mr. Maslow and Manhattan Scientifics, to the detriment of the Company  In our counterclaims, we are seeking, among other relief, a determination that the Warrants should be declared null and void from inception, plus damages against Mr. Maslow.  It is further our position that even if the Warrants were properly issued (we contend they were not), the Warrants were never properly exercised by Manhattan Scientifics.  Manhattan Scientifics and Mr. Maslow have moved to dismiss certain of our Counterclaims alleged against them.  That motion too has been fully submitted to the court, but not yet decided.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter ended December 31, 2004.

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

	Quarter	High	Low
FISCAL YEAR ENDED	First	$0.19	$0.05
DECEMBER 31, 2003	Second	$0.11	$0.055
	Third	$0.21	$0.06
	Fourth	$0.71	$0.20

FISCAL YEAR ENDED	First	$1.07	$0.41
DECEMBER 31, 2004	Second	$0.78	$0.22
	Third	$0.46	$0.22
	Fourth	$0.28	$0.13

FISCAL YEAR ENDED	First	$0.505	$0.135
DECEMBER 31, 2005	Second (to April 9, 2005)	$0.22	$0.171

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

Shareholders

As of April 11, 2005, there were 350 holders of record of our common shares.  Such number of record owners was determined from our shareholders' records maintained by our transfer agent and does not include beneficial owners of our common stock held in the name of various security holders, dealers and clearing agencies.

Dividends

We did not declare any cash dividends on our common stock during the year ended December 31, 2004.  We have no plans to pay any dividends to the holders of our common stock in 2005.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

New Mexico Software develops a variety of products centered around the concept of digital lifecycle management systems.  The digital lifecycle is the IT (information technology) strategy that associates database information with both paper and digital files including text, email, images, audio, graphics, video and animation files, and coordinates access to a common repository of these processes and files.  The digital lifecycle encompasses creation, approval, sharing, storage, retrieval, usage, capture and archiving of the database information.  Our core product, Roswell, is an enterprise-level platform that manages digital files.  It manages assets by creating folders, or groups of files, catalog hierarchies, users, user groups, and user permissions.  The files are managed by a database that maintains both the membership of the file in a folder(s) and information about the file.  Roswell's main user interface is a web browser, which makes it accessible and more intuitive to a greater number of users.  It can be used on Windows, Macintosh or Linux operating systems.

In addition to developing the software itself, New Mexico Software also provides services such as web hosting, data storage, custom programming, technical support, database development, image scanning and other support services.  Since our core technology is based on internet browsers and the majority of our services are either Internet-based or performed via the Internet, the market conditions surrounding the Internet industry directly impact our business.

One of the most significant issues affecting our type of business is that the Internet as a commercial industry is less than ten years old.  Therefore, the entire industry is subject to intense competition and rapidly changing conditions, causing uncertainty and inconsistencies for the individual companies operating within that industry.  According to the Standard & Poors Industry Survey "Computers:  Consumer Services & The Internet" dated March 3, 2005, two key factors in analyzing Internet-related companies are that "because many Internet-related companies do not generate consistent and substantial earnings, and some have only a small base of revenues, such firms often are valued largely on their prospects for future growth", and that for Internet-related companies "qualitative assessments are crucial in helping to determine the competitive position, growth opportunities, and value of an Internet company".  According to Standard & Poors, some of the qualitative items investors should look at in addition to financial statement analysis are business models, competitive positioning, management's vision and execution, diversification of revenue streams, capital requirements, ability to recruit and retain skilled software programmers, ability to convert new ideas into saleable offerings quickly, ability to capitalize on the unique benefits offered by the Internet, and the ability to generate new ideas, market new products and foster an entrepreneurial and innovative corporate structure.  We believe that these subjects apply to New Mexico Software.

We have spent the last two years positioning our business for future growth.  Our focus has been on creating a stable team of software engineers, completing the development of our core product (Roswell), streamlining our expenses and clearing up old obligations on the balance sheet.  Although the development of our core technology has taken several years, its adaptability to any industry provides us with numerous opportunities for growth and market penetration as more creative applications are discovered and developed from within our core intellectual property (Roswell).  These new applications will have low capital requirements and provide additional revenue diversification.

One of the challenges of operating in this industry is creating a balance between sustaining a consistent vision and business strategy and yet maintaining the flexibility required to adapt to the rapidly changing market conditions.  We believe that our product structure allows us to do that.  Since our core technology is useful to literally any company that manages digital assets and requires browser and search functions, it is the backbone of our product framework.  As such, it provides the consistency and stability aspect of the business strategy.  The next generation of our products primarily consists of derivative products, new technological combinations, and enhancements to the core product.  These have the advantage of taking less than a year to develop into a marketable product, thus providing the flexibility necessary to be able to respond quickly to new market opportunities.

Some challenges we face in the next year are continuing to develop a sales force and distribution channels in order to market our products, as well as educating potential customers about the benefits of digital lifecycle systems.  We have hired two executive managers to focus on marketing XR-EXpress, and we are in the process of hiring a manager to focus on the consumer products division (Santa Fe, White Sands, Taos and Trinity Mothership.  We also have made the same commitment for our Sox Advisors products and services.  These executive managers are known as SME's (Subject Matter Experts) who have had the experience to understand the broad range of requirements needed to successfully manage complex IT structures, technology, client relationships and products.

Another possible opportunity for our business can be found in the current expansion of the open-source software market.  The growth in this market was discussed in a May 10, 2004 article in Business Week Online entitled "Software Shift".  According to this article, the market for software products using open source programming is expanding beyond the Linux operating system to include software products such as databases, search engines, programming tools and desktop PC software.  Since our products have all been developed with open source code, we may be in a position to take advantage of this expansion by identifying opportunities to integrate our software with some of the newly emerging open source products.

We presently realize revenues from four primary sources:  (i) software sales, maintenance and hosting; (ii) custom programming services; (iii) license fees; and (iv) scanning and other services.  We also occasionally realize revenues from hardware sales when the hardware is sold together with the software, and occasionally from other services.  To date, license fees and software sales have been directly related.  With each sale of our products, the end user enters into a license agreement for which an initial license fee is paid.  The license agreement also provides that in order to continue the license, the licensee must pay an annual software maintenance fee for which the party receives access to product upgrades and bug fixes or product patches.  Software maintenance consists primarily of hosting and managing our customers' data on our servers, and to a lesser extent includes technical support programs for our products.  This hosting and licensing structure will continue with both our Roswell and XR-EXpress products; therefore, we anticipate a positive impact on license fees, software maintenance, and custom programming revenues from sales of these products.  However, according to an article in Forbes magazine on March 29, 2004 entitled "A Hard Landing for Software", software companies are gradually relying less on the software license for revenues and more on professional services such as programming and consulting.  Management believes this trend applies to our revenues as well, since Roswell is our only product that will use this licensing structure.

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

We follow the guidance in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require us to provide significant production, customization or modification.  Revenue is generally recognized for such arrangements under the percentage of completion method.  Under percentage of completion accounting, both the product license and consulting services revenue are recognized as work progresses based on labor hours incurred.  At December 31, 2003 and December 31, 2004, there were no custom software development arrangements in progress.

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

Income Taxes

Management evaluates the probability of the utilization of the deferred income tax assets.  The Company has estimated a $8,754,000 deferred income tax asset at December 31, 2004, related primarily to net operating loss carryforwards at December 31, 2004.  Management determined that because the Company has not yet generated taxable income it was not appropriate to recognize a deferred income tax asset related to the net operating loss carryforward.  Therefore, the fully deferred income tax asset is offset by an equal valuation allowance.  If the Company begins to generate taxable income, Management may determine that some, if not all of the deferred income tax asset may be recognized.  Recognition of the asset could increase after tax income in the future.  Management is required to make judgments and estimates related to the timing and utilization of net operating loss carryforwards, utilization of other deferred income tax assets, applicable tax rates and feasible tax planning strategies.

Goodwill

Goodwill was recognized in the Company's acquisition of Working Knowledge, Inc. In December 2004, based upon the Company's impairment analysis, the remainder of the goodwill was written off.

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

At December 31, 2004, the Company is involved in litigation related to a dispute over the validity of the issuance of 150,000 of the Company's common stock warrants.  The plaintiff has made a claim of damages of $1,500,000 against the Company.  We believe that we have adequate defenses and counter claims and therefore we have not accrued for any potential loss on this case nor are the 150,000 warrants included in the number of our potentially dilutive securities at December 31, 2004.

The Company is paying past due payroll taxes of approximately $269,000 (including estimated penalties and interest) at a rate of $5,000 per month.  The Company has accrued its estimate of interest and penalties of $75,000 on this past due amount.  However, the Company has received notices from the IRS reflecting interest and penalty amounts greater than $75,000.  We believe that the Company will negotiate a final settlement with the IRS of approximately $75,000 for those penalties and interest.  However, the final settlement may vary from our estimate.

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

RESULTS OF OPERATIONS

A summary of operating results for the twelve months ended December 31, 2004 and 2003 is as follows:

	2004		2003
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenues	$ 1,018,000	100.0%	$ 1,300,000	100.0%
Cost of service	374,000	36.7%	330,000	25.4%

Gross profit	644,000	63.3%	970,000	43.7%

General & administrative	992,000	97.4%	1,155,000	88.8%
Research & development	207,000	20.3%	112,000	8.6%
Impairment of good will	75,000	7.4%	0	0.0%
Bad Debt Expense	0	0.0%	554,000	42.6%

Net operating (loss)	(630,000)	(61.9)%	(851,000)	(63.1)%

Other income (expense)	(73,000)	(7.2)%	(33,000)	(2.5)%

Net income (loss)	(703,000)	(69.21)%	(884,000)	(65.6)%

Earnings (loss) per share	$ (0.02)		$ (0.03)

Revenues:  Total revenues decreased 21.7%, or $282,000, for the year ended December 31, 2004, as compared to the same period in the prior year (the "comparable prior year period").  These revenues were primarily generated from the following four revenue streams:

1.  Revenues generated by software sales and maintenance decreased 31.0%, or $257,000, for the year ended December 31, 2004, as compared to the comparable prior year period.  This decrease is attributable to a combination of factors.  Software sales decreased 44.2% or $197,000 as compared to the comparable prior year period.  This decrease was mostly attributable to a decrease in the number of large contracts for our enterprise-level products.   We completed the development phase of Roswell, XRexpress and our three desktop products during 2004.  As a result, sales of these products have only recently begun to impact our revenues and their sales growth is still inconsistent.  We anticipate that sales of Roswell and XRexpress will increase gradually over the next two years; however, since they are high-level enterprise systems, their sales are characterized by a small number of contracts with much higher revenues than our other products.  As a result, their sales growth will most likely be inconsistent from one quarter to the next.  Sales of these enterprise products, however, will be balanced by sales of our desktop products.  Development was completed on the desktop products in the third quarter 2004, and we made our first shipment in September.  These desktop products range in price from $39.95 to $249.95, so they will have a much lower margin than Roswell and XRexpress.  Revenues from these products will be driven more by volume, providing balance for the more expensive enterprise products which provide only a few contracts per year. We are not currently emphasizing sales of our DFC product, although we will continue to sell it as customers request it.  We also occasionally sell upgrades to current DFC customers.

Revenues from software maintenance decreased 15.8% or $60,000 for the year 2004 as compared to the comparable prior year period.  This decrease is due to the termination of the hosting agreement for one customer.  Software maintenance consists mainly of hosting and managing our customers' data on our systems, and to a lesser extent includes technical support programs associated with our products.  We will continue hosting for various existing clients and for our Roswell and XRexpress products, in addition to focusing new marketing efforts on the sale of our desktop products.  We have several projects currently in negotiations that will involve on-going software maintenance.  Based on these projects in addition to our current contracts, management anticipates that revenues from software maintenance will increase in the coming year.

2.  Custom programming revenue decreased 71.8%, or $161,000, for the year ended December 31, 2004, as compared to the comparable prior year period.  This decrease was primarily due to the fact that we recognized revenue on two custom programming contracts of $72,000 and $75,000 respectively during the third quarter of 2003, and we had no major custom programming contracts during 2004.  Approximately 10% of the customers that purchase our products will require customization, and we continue to offer this service.  In addition, our Roswell and XRexpress products are offered chiefly as customizable packages, so we anticipate that custom programming projects associated with new product purchases will continue to provide revenues in this category.  We currently are working on two major projects involving custom programming.  We also continue to offer programming services for customer database integration.  Therefore, we anticipate that this revenue source will increase in the coming year.

3.  Revenues generated by license fees increased 136.8%, or $82,000 during the year ended December 31, 2004, as compared to the comparable prior year period.  This increase is primarily due to the renewal of licenses by two customers during 2004.  Although our products have been developed using open source code, we have added additional code that is considered proprietary technology, particularly in our Roswell, XRexpress, and Santa Fe products.  This additional technology can be licensed, however we anticipate generating license fees only from the enterprise-level products in the future.  As a result, management believes that this category may increase modestly but probably not significantly in the coming years.  We anticipate that most revenues will be generated from sales of our software products.

4.  Revenue generated by scanning services remained steady for the year ended December 31, 2004, as compared to the comparable prior year period.  We continued our progress on a long-term scanning project with a major movie studio. This studio has committed to scan over 5,000 titles for this project.  At the current rate of progress, we expect the project to continue for approximately three to four years.  We had no additional scanning projects during 2004.  In general, management is currently assessing the importance of scanning services as part of an overall focus on client services during the coming year.  Although we are not emphasizing scanning services at this time, we anticipate that this revenue source will continue to remain steady during the coming year due to the long-term project mentioned above.

We also generated other revenue from hardware sales and the sale of other miscellaneous items and services.  Revenue generated by these other services increased 703.5% or $53,000, for the year ended December 31, 2004, as compared to the comparable prior year period.  Sales of hardware associated with our Digital Filing Cabinet system accounted for 100% of this revenue.  The Digital Filing Cabinet system may be sold as software only, or as a complete system of software and hardware.  We provide the option including hardware for customers who need the complete system, but we do not emphasize hardware sales, therefore we do not consider it a significant part of our business on an on-going basis.

Cost of Services.  Cost of services increased 13.3%, or $44,000, for the year ended December 31, 2004, as compared to the comparable prior year period.  Approximately $37,000 (38%) of this increase is attributable to the cost of inventory and stocking fees related to manufacturing and preparing our prepackaged software products for shipment.  The remainder of the increase is due to increased compensation-related expenses due to the hiring of a technical writer and graphics designer.  During the current year, approximately 80% of our cost of sales consists of engineering salaries and compensation-related expenses.  We consider these salaries to be directly associated with our ability to generate revenues, however, they do not vary with revenues in that much of those costs are fixed.  As a result, the gross margin percent will vary as sales vary.  During the current year, revenues decreased 16.6% as compared to last year, while engineering salaries increased slightly, resulting in a higher ratio of cost of sales to revenues.

For the year ended December 31, 2004, cost of services as a percentage of revenues was 36.7%, as compared with 25.4% for the comparable prior year period.  Management anticipates that as revenues increase in the coming year, the cost of goods and services required to support those revenues will continue to increase, and engineering salaries will also increase as we hire additional staff to support a greater number of products and customers.  However, we expect that revenues will increase at a greater rate than cost of services, since most of our costs are relatively fixed.  We believe this range of percentages over the last two years is more indicative of the percentage of costs associated with future revenues, but until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

General and Administrative.  General and administrative expenses decreased 14.1%, or $163,000, for the year ended December 31, 2004, as compared to the comparable prior year period.  We have made a dedicated effort in the last year to reduce our general and administrative expenses.  Although compensation-related expenses and accounting expenses increased by $113,000 (51.0%) and 71,000 (100.0%) respectively, advertising and legal/consulting expenses decreased by $147,000 (78.2%) and $155,000 (77.3%) respectively.  The apparent increase in accounting expenses is mainly due to a $75,000 credit in 2003 related to the settlement of an account.  The remainder of the decrease in general and administrative expenses is comprised of a variety of smaller items.

For the year ended December 31, 2004, general and administrative expenses as a percentage of revenues was 97.4%, as compared with 88.8% for the comparable prior year period.  Management believes the ratio of general and administrative costs to revenues will decrease in the future because revenues will increase at a greater rate than general and administrative costs, but until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

Research and Development.  Research and development expenses increased 84.8%, or $95,000, for the year ended December 31, 2004, as compared to the comparable prior year period.  This increase is primarily attributable to management's focus on completing the development phase of the first version of our three new desktop products, XRexpress, and Trinity Mothership.  Additional staff was hired in order to accomplish these goals.  However, in the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  Management anticipates that research and development costs in the future will focus both on the upgrading of our existing products and the continued development of new products using our core technology; therefore they will remain relatively steady or increase slightly in the coming year.

Other Income.  Interest expense increased 121.2%, or $40,000 for the year ended December 31, 2004, as compared to the comparable prior year period.  The increase in interest expense was due to the accrual of an additional $46,000 in estimated penalties and interest on the outstanding payroll tax obligation, which was recorded in the year ended December 31, 2004, while a $37,000 accrual for such was recorded in the year ended December 31, 2003.  There was no loss on disposal of fixed assets in the third quarter of 2004.

In general, our key indicator of operating progress is gross revenue.  For the years ending December 2004 and 2003, personnel-related expenses have accounted for approximately 56% of our total expenses, with fixed costs such as building and equipment rent, utilities, insurance, communications and depreciation accounting for an additional 20%.  The only personnel-related costs that are directly variable with sales are those associated with custom programming, because they are directly billable.  This means that over 75% of our expenses are relatively fixed.  All of the remaining expenses vary, but less than 5% varies directly with sales.  We will incur more definite variable costs associated with our new desktop products beginning in the fourth quarter of 2004, so in 2005 we may be able to use some other indicators such as gross margins to help analyze performance, but for 2003 and 2004 gross revenue is our primary indicator of when we will achieve profitability and break-even cash flow.

REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on the two distinct product lines and the two separate legal entities. New Mexico Software (NMS) derives revenues from the development and marketing proprietary internet technology-based software and Working Knowledge, Inc. (WKI) provides data maintenance services related to the NMS digital asset management system. Information related to the Company's reportable segments for the year ended December 31, 2004 is as follows:

 2004

 2003

	NMS	WKI	NMS	WKI
Revenue	$ 982,000	$ 36,000	$ 1,266,000	$ 34,000

Cost of services	335,000	39,000	267,000	62,000
General and administrative	826,000	166,000	1,556,000	123,000
Research and development	207,000	-	112,000	-
Impairment of goodwill	-	75,000	-	-

Operating income (loss)	(386,000)	(244,000)	(669,000)	(151,000)

Total assets	$528,000	$ 23,000	$ 704,000	$ 36,000

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

Liquidity and Capital Resources

As of December 31, 2004, cash and cash equivalents totaled ($11,000), representing a $22,000 decrease from the beginning of the period.  The decrease in available cash was due to a combination of several factors during the year, but the primary factor at the end of the year was a slight delay in regular monthly collections.  In the first four days of 2005 we had received approximately $104,000 in payments on customer accounts, which brought the available cash balance to over $70,000.

Operating activities used $118,000 of cash for the year ended December 31, 2004, as compared to $179,000 for the comparable prior year period, a decrease of $61,000.  The decrease in the use of cash for operating activities was mainly due to our collection of funds for stock not yet issued offset by our emphasis on reducing the number of equity transactions used for operating activities.  Equity transactions used for salaries or services have decreased from $469,000 in 2002, to $383,000 in 2003, and to $284,000 in 2004.  The subscription payable increase of $130,000 offset by the decrease in equity transactions issued during 2004 as opposed to 2003 of $99,000, accounts for the majority of the decrease in the use of cash for operating activities during 2004.

During the year ended December 31, 2004, we used $28,000 to continue paying down accrued expenses and trade accounts payable, as opposed to using $46,000 during the same period in 2003.  This resulted in total accrued expenses and trade accounts payable of $559,000 as of December 31, 2004, as compared with $587,000 at December 31, 2003, a decrease of $28,000.  However, the balance in accrued expenses as of December 31, 2004 includes an additional accrual of estimated penalties and interest on the payroll tax obligation of $46,000.  Excluding that accrual, we actually used operating cash of $74,000 to continue to pay down accounts payable and accrued expenses during 2004.  The payments on accrued expenses are all payments toward past-due tax obligations.

Trade accounts payable were $111,000 at December 31, 2004 as compared to $122,000 at December 31, 2003, reflecting our emphasis on keeping our payables current.  We continue to carry the accrued salary of our president, Richard Govatski, which totaled $107,000.  This amount represents 88% of the accrued payroll balance at December 31, 2004.  This obligation will only be paid when there is available cash, therefore it will have no material adverse effect on our liquidity.  The remaining accrued payroll of $15,000 will be paid in common shares, therefore it also will have no material adverse effect on our liquidity.  Payroll taxes due as of December 31, 2004, are approximately $283,000, including penalties and interest.

The following table shows current balances and payment details of our obligations as of December 31, 2004:

	Dec 31	Negotiated	Payment
	Balance	Payment	Frequency
Notes Payable:
Los Alamos National Bank note + interest	140,000	25,000	semiannually
Grossman + interest	62,000	In negotiations
First Mirage + interest	82,000	No payment plan established yet
Demand notes	13,000

Past due Accounts Payable:
New Mexico payroll taxes	14,000	1,000	monthly
IRS + estimated penalties & interest	269,000	5,000	monthly
Attorney fees	6,000	No payment plan established yet

Other payables (current)	127,000
Subscriptions payable	130,000
Accrued payroll and deferred revenue	208,000

Total Liabilities per Balance Sheet	1,051,000

Net accounts receivable decreased from $450,000 at December 31, 2003 to $433,000 at December 31, 2004.  Four customers account for $379,000 (87%) of the outstanding balance at December 31, 2004.  One is a December billing of $75,000 for 2005 services, one is a new contract of $65,000 an extended payment plan, one is an existing customer on a payment plan with a current balance of $104,000, and the other $135,000 is an agreement for advertising still owed to us, which we anticipate using during 2005.  The advertising agreement was a barter transaction, so this receivable will not directly generate cash.  However, it will allow us to generate advertising in the coming year without expending cash.

Investing activities used $16,000 for the year ended December 31, 2004, as compared to $1,000 for the comparable prior year period.  The increase in the cash used for investing activities for the current period was due to the purchase of leasehold improvements associated with our office relocation (approximately $11,000) and the purchase of equipment to manufacture our new prepackaged products (approximately $5,000).

Financing activities provided $112,000 in cash for the year ended December 31, 2004, as compared to $152,000 for the comparable prior year period.  The decrease in cash provided by financing activities was due a decrease in issuance of common stock for cash during the year ended 2004.  During the year we issued 588,000 shares of common stock for gross proceeds of $112,000.

Management anticipates that our primary uses of cash in the next year will be allocated to continue to satisfy delinquent obligations and for general operating purposes.  Our business strategy is to increase working capital by internal growth through the development of joint venture projects as discussed in the Business Strategy section above, continued hosting of our existing customers, sale of licenses for our Roswell products, maintenance of these licenses, and sales of our prepackaged products, as well as externally through the sale of potentially dilutive securities.  We may also continue to incur debt as needed to meet our operating needs.  In addition, we may be forced to issue additional equity compensation to employees and outside consultants to meet payroll and pay for needed legal and other services.

At December 31, 2004, we had an outstanding balance on a line of credit with Los Alamos National Bank (LANB) which was originally due on July 24, 2002.  The outstanding principal amount due at that date was $300,000, plus interest of $10,545.  We negotiated a three month extension on the repayment of the outstanding balance of the line of credit by reducing the principal amount of the debt with the payment of $50,000 and the payment of the interest due on July 24, 2002.  We were able to negotiate an extension of the amount due on the line of credit until April 24, 2003, by paying $25,000 of the principal amount due and $4,555 in interest due at October 24, 2002.  On April 24, 2003, we paid $12,224 of principal and $12,768 of interest, and we negotiated another six-month extension to October 20, 2003. On October 20, 2003 we negotiated an extension of the amount due until April 23, 2004 by paying $25,000 in principal and $7,500 in interest.  On March 27, 2004, we received a letter from LANB extending the note until October 15, 2004, with payment of $25,000 of principal and approximately $6,000 of interest due on April 15, 2004.  On April 5, 2004, we paid the $25,000 of principal and $6,000 of interest as agreed.  On October 4, 2004, we received a letter from LANB extending the note until April 15, 2005 upon payment of $25,000 of principal and approximately $6,000 of interest, which we paid on October 8, 2004.  The outstanding principal balance was $138,168 at December 31, 2004.   The company has the necessary cash to continue to reduce the note under these circumstances.  Our inability to retire this debt, negotiate an extension of the payment amount and/or date, or obtain an alternative loan would likely have a material negative impact on our business, and could impair our ability to continue operations if the bank foreclosed on the note.  However, the bank has continued to extend the note six months at a time, providing we pay an agreed-upon amount of principal and interest at the time of the extension.  We believe that LANB will continue to work with us in this manner.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space.

Management anticipates that the capital requirements for operations for the next twelve months will be approximately $1,500,000 - $1,800,000, based on cash flow projections.  The company currently has contracts which provide for recurring revenues of approximately $700,000 over the next twelve months.  Although one annual contract for software maintenance for 2005 was prepaid at the end of 2004, the remaining software maintenance contracts provide a monthly cash flow of approximately $45,000.  Based on the prior two years' licensing and custom programming revenue, we can expect these services to generate an additional $250,000 - $350,000 over the next twelve months.  We have four projects in process (combined maintenance and custom programming) that will generate additional cash flow of approximately $30,000 per month plus initial custom programming fees of approximately $300,000.  We anticipate that new clients and our new products will provide the remaining necessary cash flow for the next year.

We have received a non-binding letter of intent from a fiduciary trust, In God We Trust, to invest up to $500,000 in the company through December 31, 2005.  These funds, if made available, would provide additional working capital necessary for operations over the next twelve months and to retire long-term debt and past-due payroll taxes. The letter of intent does not require the investor to fund.  To date, we have not received any financing from this investor.  However, we have had a long-term relationship with this investor and believe that the investor has the willingness and wherewithal to provide funds should our cash requirements exceed our abilities to generate cash elsewhere.  Through a combination of increased marketing efforts and continued reduction of expenses, management anticipates positive working cash flow during 2005.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board

of NMXS.com, Inc.:

We have audited the accompanying consolidated balance sheet of NMXS.com, Inc. and subsidiaries as of December 31, 2004 and the related statements of operations, stockholders' equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NMXS.com, Inc. and subsidiaries as of December 31, 2004, and the consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Epstein, Weber & Conover, PLC

Scottsdale, Arizona

April 13, 2005

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board  of  Directors

NMXS.com, Inc.

Las  Vegas,  Nevada

We  have  audited  the  Statements of Operations, Stockholders' Equity, and Cash Flows  for  the  year  ended  December  31, 2003 of NMXS.com, Inc. (A Delaware  Corporation).  These  financial statements are the responsibility of the Company's  management.  Our  responsibility  is  to  express an opinion on these financial  statements  based  on  our  audit.

We  conducted  our  audit  in  accordance  with  standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements  are free of material misstatement. An audit includes examining, on a test  basis,  evidence  supporting  the amounts and disclosures in the financial statement  presentation.  An  audit  also  includes  assessing  the  accounting principles  used  and  significant  estimates  made  by  management,  as well as evaluating  the  overall  financial  statement presentation. We believe that our audit  provides  a  reasonable  basis  for  our  opinion.

In  our  opinion,  the  financial  statements  referred  to  above  present fairly,  in  all  material  respects, the results of NMXS.com's operations  and cash flows  for  the year ended December 31, 2003, in conformity with generally   accepted accounting principles in the United States of America.

Beckstead  and  Watts,  LLP

March  29,  2004

F2

NMXS.com, Inc. and Subsidiaries
Consolidated Balance Sheets
(Rounded to the nearest thousand)

	December 31,
	2004	2003
Assets

Current assets:
Cash and equivalents	$(11,000)	$11,000
Accounts receivable, net	433,000	450,000
Inventory	7,000	3,000
Prepaid expenses and other assets	26,000	21,000
Officer advances	-	-
Total current assets	455,000	485,000

Furniture, equipment and improvements, net	85,000	141,000
Security deposits	11,000	39,000
Goodwill, net	-	75,000

	$551,000	$740,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$111,000	$122,000
Accrued expenses	448,000	465,000
Deferred revenue	86,000	70,000
Subscriptions payable	130,000	-
Notes payable	276,000	276,000
Total current liabilities	1,051,000	933,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares
authorized, 135 and 135 shares issued and outstanding
as of 12/31/04 and 12/31/03, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 32,834,458 and 29,392,256 shares issued and
outstanding as of 12/31/04 and 12/31/03, respectively	33,000	29,000
Additional paid-in capital	9,279,000	8,861,000
Deferred compensation	(161,000)	(135,000)
Accumulated (deficit)	(9,651,000)	(8,948,000)
Total stockholders' equity	(500,000)	(193,000)

	$551,000	$740,000

The accompanying notes are an integral part of these financial statements.

F3

NMXS.com, Inc. and Subsidiaries
Consolidated Statements of Operations
(Rounded to the nearest thousand)

	For the years ended
	December 31,
	2004	2003

Revenue
Software sales and maintenance	$572,000	$841,000
Custom programming	63,000	224,000
License fees	142,000	60,000
Scanning services	181,000	168,000
Other	60,000	7,000
	1,018,000	1,300,000

Operating costs and expenses:
Cost of services	374,000	330,000
General and administrative	992,000	1,678,000
Research and development	207,000	112,000
Impairment of goodwill	75,000	-
Total operating costs and expenses	1,648,000	2,120,000

Net operating (loss)	(630,000)	(820,000)

Other income (expense):
Interest income	-	-
Interest (expense)	(73,000)	(64,000)
(Loss) on disposal of fixed assets	-	-
Total other income (expense)	(73,000)	(64,000)

Net (loss)	$(703,000)	$(884,000)

Weighted average number of
common shares outstanding - basic and fully diluted	30,744,304	26,794,295

Net (loss) per share - basic and fully diluted	$(0.02)	$(0.03)

The accompanying notes are an integral part of these financial statements.

F4

NMXS.com, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Rounded to the nearest thousand)

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	(Deficit)	Equity

Balance, December 31, 2002	-	-	24,757,726	25,000	8,184,000	-	(8,064,000)	145,000

Issuance of common stock
for salaries			590,076		89,000			89,000

Issuance of common stock
for services			1,016,954	1,000	102,000			103,000

Issuance of options
for services					83,000			83,000

Issuance of common stock
for services to be rendered			2,750,000	3,000	162,000	(165,000)		-

Issuance of warrants
for services					67,000			67,000

Issuance of preferred stock
for cash	135	-			135,000			135,000

Compensation
expense						30,000		30,000

Issuance of common stock
for cash			250,000		28,000			28,000

Issuance of common stock
for bonuses			27,500		11,000			11,000

Net (loss)
For the year ended
December 31, 2003							(884,000)	(884,000)

Balance, December 31, 2003	135	$-	29,392,256	$29,000	$8,861,000	$(135,000)	$(8,948,000)	$(193,000)

Issuance of common stock
for services			90,000	-	22,000			22,000

Issuance of common stock
for services to be rendered			1,425,000	1,000	85,000	(86,000)		-

Cash received for
exercise of warrants								-

Compensation
earned						60,000		60,000

Cancellation of common
stock for bonus correction			(22,500)		(9,000)			(9,000)

Issuance of common stock
for cash			243,000	1,000	60,000			61,000

Issuance of common stock
for exercise of warrants/options			345,000	1,000	50,000			51,000

Issuance of common stock
for cashless exercise of warrants			309,000	-	-			-

Issuance of common stock
for salaries			1,052,702	1,000	210,000			211,000

Common stock issuable
for services								-

Net (loss)
For the year ended
December 31, 2004							(703,000)	(703,000)

	135	$-	32,834,458	$33,000	$9,279,000	$(161,000)	$(9,651,000)	$(500,000)

The accompanying notes are an integral part of these financial statements.

F5

NMXS.com, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Rounded to the nearest thousand)

	For the years ended
	December 31,
	2004	2003
Cash flows from operating activities
Net (loss)	$(703,000)	$(884,000)
Adjustments to reconcile net (loss) to
net cash provided (used) by operating activities:
Common stock issued for salaries	211,000	89,000
Common stock issued for services	82,000	133,000
Common stock issued/(cancelled) for bonuses	(9,000)	11,000
Stock options issued for services	-	83,000
Warrants issued for services	-	67,000
Depreciation and amortization	72,000	86,000
Impairment of goodwill	75,000	-
Changes in operating assets and liabilities:
Accounts receivable	17,000	193,000
Inventory	(4,000)	(3,000)
Prepaid expenses and other assets	(5,000)	21,000
Officer advances	-	1,000
Security deposits	28,000	-
Accounts payable	(11,000)	(193,000)
Accrued expenses	(17,000)	147,000
Subscriptions payable	130,000	-
Deferred revenue	16,000	70,000
Net cash (used) by operating activities	(118,000)	(179,000)

Cash flows from investing activities
Acquisition of fixed assets	(16,000)	(1,000)
Net cash (used) by investing activities	(16,000)	(1,000)

Cash flows from financing activities
Proceeds from notes payable	50,000	33,000
Repayment of note payable	(50,000)	(44,000)
Net proceeds from the issuance of preferred stock	-	135,000
Net proceeds from the issuance of common stock	61,000	28,000
Net proceeds from warrants/options exercised	51,000	-
Net cash provided by financing activities	112,000	152,000

Net (decrease) in cash equivalents	(22,000)	(28,000)
Cash equivalents - beginning	11,000	39,000
Cash equivalents - ending	$(11,000)	$11,000

Supplemental disclosures:
Interest paid	$12,000	$15,000

Supplemental schedule of noncash investing and
financing activities:
Exercise of warrants through cashless transaction	$38,000	$-

The accompanying notes are an integral part of these financial statements.

F6

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

The Company has received a non-binding letter of intent from a fiduciary trust, In God We Trust, to invest up to $500,000 in the Company through December 31, 2005.  These funds, if made available, would provide additional working capital necessary for operations over the next twelve months and to retire long-term debt and past-due payroll taxes. Subsequent to December 31, 2004, the investor has placed $150,000 in escrow subject to clearance of a registration by state securities regulators   The Company has had a long-term relationship with this investor and believe that the investor has the willingness and wherewithal to provide funds should our cash requirements exceed our abilities to generate cash elsewhere.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

[2] Revenue recognition:

The Company recognizes revenue in accordance with Statement of Position 97-2 "Software Revenue Recognition".  Revenue from proprietary software sales that does not require further commitment from the company is recognized upon shipment.  Maintenance contract revenue is recognized on a straight-line basis over the life of the respective contract. Revenue from custom software development, which is generally billed separately from the Company's proprietary software, is recognized based on its percentage of completion.  Revenue recognized under percentage of completion contracts are generally based upon specific milestones achieved as specified in customer contracts.  The Company also derives revenue from the sale of third party hardware and software.  Consulting revenue is recognized when the services are rendered.  License revenue is recognized ratably over the term of the license.

Due to uncertainties inherent in the estimation process it is at least reasonably possible that completion costs for contracts in progress will be further revised in the near- term.

The cost of services, consisting of staff payroll, outside services, equipment rental, communication costs and supplies, is expensed as incurred.

F7

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

[7] Per share data:

The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock.  All potentially dilutive securities have been excluded from the computations since they would be antidilutive, however, these dilutive securities could potentially dilute earnings per share in the future. Options and warrants exercisable for 5,865,092 shares of common stock have been excluded from the diluted loss per share calculation for the year ended December 31, 2004, because inclusion of such would be antidilutive.

[8] Research and development expenses:

Costs of research and development activities are expensed as incurred.

[9] Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $33,000 and $188,000 for the years ended December 31, 2004 and 2003, respectively.

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

F8

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

During the year ended December 31, 2003, the Company effected the following preferred convertible stock transactions:

The Company received a total of $135,000 from four individuals to purchase 135 shares of the Company's $0.001 par value preferred stock.  As of August 31, 2003, the Company closed the preferred stock offering and all of the shareholders have received their preferred stock.

During the year ended December 31, 2004, the Company effected no transactions involving preferred convertible stock.

Common stock:

During the year ended December 31, 2003, the Company effected the following stock transactions:

The Company issued a total of 590,076 shares of its $0.001 par value common stock to its employees in lieu of salary which was valued at $89,000.

The Company issued a total of 1,016,954 shares of its $0.001 par value common stock to independent contractors for services rendered which were valued at $103,000.

The Company issued 250,000 shares of its $0.001 par value common stock to a director of the Company for a cash payment of $28,000.

The Company issued a total of 27,500 shares of its $0.001 par value common stock to its employees as bonuses which were valued at $11,000.  The Company issued 22,500 shares in error to an employee and the shares will be returned to the Company in 2004, the amount is considered due from employee in the amount of $9,000.

F9

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[11] Stock-based compensation: (Continued)

The Company issued a total of 2,750,000 shares of its $0.001 par value common stock to Brian McGowan as part of a five-year consulting agreement in the amount of $165,000.  The amount is considered deferred compensation.  During the year ended December 31, 2003, $30,000 of the compensation was earned.

During the year ended December 31, 2004, the Company effected the following stock transactions:

The Company issued a total of 1,052,702 shares of the Company's $0.001 par value common stock to employees in lieu of salary and bonuses which were valued at $211,000.

The Company issued a total of 1,425,000 shares of its $0.001 par value common stock to Brian McGowan of the Company as part of a five-year consulting agreement in the amount of $86,000.  The amount is considered deferred compensation.  During the year ended December 31, 2004, $60,000 of the compensation was earned.

The Company issued a total of 90,000 shares the Company's $0.001 par value common stock to outside contractors in exchange for services rendered of $22,000.

The Company cancelled 22,500 shares of its $0.001 par value common stock that was erroneously issued to an employee as a bonus on December 10, 2003.

The Company issued a total of 243,000 shares of the Company's $0.001 par value common stock in exchange for cash of $61,000.

The Company issued a total of 345,000 shares of the Company's $0.001 par value common stock which were related to the exercise of options/warrants in exchange for $51,000 cash.

The Company issued a total of 309,000 shares of its $0.001 par value common stock to First Mirage for the cashless exercise of warrants.  In return for the shares, First Mirage agreed to surrender 170,483 of their remaining warrants which were valued at $25,000.  The Company originally issued 1,000,000 warrants to First Mirage in August 2003; therefore, First Mirage retains a total of 520,517 warrants as of December 31, 2004.

Commons stock issued in these noncash transactions are valued at the trading price of the Company's shares at the time the agreements are entered into.

Warrants:

During the year ended December 31, 2003, the Company effected the following transactions:

The Company issued 1,000,000 warrants to First Mirage (FM) at the rate of one warrant for each common share.  The warrants have an exercise price of $0.08 per share and a five-year contractual life from date of issuance.  The fair value of the warrants has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these warrants was $0.06.  The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 3.35%, zero dividend yield, volatility of the Company's common stock of 181% and an expected life of the warrants of five years. Approximately $67,000 of expense was included in the statement of operations for the year ended December 31, 2003.

F10

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[11] Stock-based compensation: (Continued)

During the year ended December 31, 2004 there were no warrants issued and 664,483 warrants exercised.  These warrants were exercised on a cashless basis resulting in 309,000 shares being issued in the transaction.

The following is a summary of warrants outstanding as of December 31, 2004:

Number of Warrants	Exercise Price	Expiration Date
1,161,545	$0.21	July 24, 2012
520,517	$0.08	August 29, 2008

Stock options:

In 1999 the Company adopted a Stock Option Plan which permits the grant of options exercisable for shares of common stock to corporate officers, directors, employees, and consultants upon such terms, including exercise price and conditions and timing of exercise, as may be determined by the Board of Directors.  The plan authorizes the grants of awards up to a maximum of 3,000,000 shares of common stock.  In 2002, the Company granted 352,686 stock options under the plan.  In 2003, the Company granted 2,603,475 stock options under the plan.  In 2004, the Company granted no stock options under the plan.  At December 31, 2004, 2,993,030 options remained outstanding and unexercised. Of these outstanding options, 2,288,697 had vested.

In 2001 the Company adopted a Stock Issuance Plan.  The plan as amended permits the grant of shares of common stock to employees, non-employee members of the board, and consultants and other independent advisors who provide services to the Company, upon such terms and conditions as may be determined by the Board of Directors.  The plan as amended authorizes the grants of awards up to a maximum of 5,700,000.  In 2003 the Company granted 4,069,530 shares under the plan.  At December 31, 2004, an aggregate of 5,518,973 shares had been granted under the plan, all of which were fully vested upon issuance.

In 2004 the Company adopted a new Stock Issuance Plan.  The plan permits the grant of shares of common stock to employees, non-employee members of the board, and consultants and other independent advisors who provide services to the Company, upon such terms and conditions as may be determined by the Board of Directors.  The plan authorizes the grants of awards up to a maximum of 3,000,000.  In 2004 the Company granted 2,203,712 shares under the plan.  At December 31, 2004, an aggregate of 2,203,712 shares had been granted under the plan, all of which were fully vested upon issuance.

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock- based compensation prescribed therein are shown below. Exercise prices and weighted-average contractual lives of stock options outstanding as of December 31, 2004 are as follows:

Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.05-$0.30	3,963,030	6.11	$0.06	3,258,697	$0.06
$0.31-$0.50	160,000	4.38	$0.36	160,000	$0.36
$0.54-$0.83	60,000	1.33	$0.61	60,000	$0.61

F11

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[11] Stock-based compensation: (Continued)

Summary of Options Granted and Outstanding:

	For the Years Ended December 31,
	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	6,042,824	$0.09	4,136,921	$0.37
Granted	-	$ -	3,933,920	$0.06
Cancelled	(1,699,794)	$0.10	(2,028,017)	$0.60
Exercised	(160,000)	$0.08	0
Outstanding at end of year	4,183,030	$0.08	6,042,824	$0.09

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

The Company granted 1,000,000 stock options to the Company's legal counsel, with an exercise price of $0.06, equal to the fair value of the common stock, with a contractual life of ten years and the options vest immediately. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $0.03. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 5.84%, zero dividend yield, volatility of the Company's common stock of 177%, and an expected life of the options of ten years.  Approximately $65,000 of expense was included in the statement of operations for the year ended December 31, 2003.

The Company granted 713,475 stock options to employees with an exercise price of $0.06, equal to the fair value of the common stock, with a contractual life of ten years and a two year vesting period, 50% at the end of each one year period from the date of grant. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $0.04. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 4.27%, zero dividend yield, volatility of the Company's common stock of 181% and an expected life of the options of ten years.

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

F12

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

The Company granted 60,000 stock options to a contractor with an exercise price of $0.11, equal to the fair value of the common stock, with a contractual life of five years and the options vest immediately. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $0.09. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 4.23%, zero dividend yield, volatility of the Company's common stock of 184% and an expected life of the options of five years.

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

During the year ended December 31, 2004, the Company granted no stock options.

The following table summarizes the pro forma operating results of the Company for December 31, 2004 and 2003 had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

	2004	2003
Net (loss) - as reported	($703,000)	($884,000)
Pro forma effects of stock-based compensation	(30,000)	(195,000)
Net (loss) - pro forma	($733,000)	($1,079,000)

(Loss) per share - as reported	($0.02)	($0.03)
Pro forma effects of stock-based compensation	-	($0.01)
(Loss) per share - pro forma	($0.02)	($0.04)

As of December 31, 2004, the Company has reserved 1,000,000 shares of its common stock for issuance upon exercise of stock options and warrants.

[12] Software development:

The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs. Technological feasibility is generally achieved upon satisfactory beta test results. Upon achieving technological feasibility, programming costs are capitalized and amortized over the economic useful live which is estimated to be two years. There were no capitalized software development costs as of December 31, 2004 and 2003.

F13

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

Goodwill resulting from the acquisition of Working Knowledge, Inc., accounted for as a purchase, was being amortized on a straight-line basis over 5 years through December 31, 2001. The Company adopted SFAS No. 142 effective January 1, 2002 and as such, has tested the goodwill balance for impairment at least on an annual basis. Such analysis has been based upon the expected future cash flows of Working Knowledge, Inc. In December 2004, based upon the Company's impairment analysis, the remainder of the goodwill was written off; therefore, there was $75,000 and $0 as impairment of goodwill as of December 31, 2004 and 2003.

[14] Recent pronouncements:

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments

F14

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[14] Recent pronouncements: (Continued)

entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. SFAS No. 150 did not have any impact on the Company's financial position or results of operations.

In December 2004 the FASB issued a revised Statement 123 (SFAS 123R), "Accounting for Stock-Based Compensation" requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award -- usually the vesting period. The effective date for this statement is as of the first interim period that begins after June 15, 2005. The Company is evaluating the impact of this new pronouncement and has not yet estimated the effect of implementation on the Company's financial statements.

NOTE C - ACCOUNTS RECEIVABLE

During the year ended December 31, 2003, the Company elected to write off $500,000 of accounts receivable to bad debt due to one customer.  The Company is no longer doing business with this customer.

NOTE D - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of December 31, 2004 consisted of the following:

Computers	$ 304,000
Furniture, fixtures and equipment	105,000
Automobiles	38,000
Leasehold improvements	18,000
465,000
Accumulated depreciation	(380,000)
$ 85,000

NOTE E - NOTE PAYABLE

During January 2001, the Company borrowed $300,000. The loan is collateralized by substantially all of the Company's assets and personally guaranteed by an officer of the Company. The note was renewed with a due date of July 24, 2002 at a current interest rate of 7%. On July 24, 2002, the Company paid $50,000 of principal and $10,525 of interest. The remaining $250,000 of principal was extended to October 24, 2002 at a current interest rate of 7%. On October 24, 2002 the Company paid $25,000 of principal and $4,555 of interest. The remaining $225,000 of principal was extended until April 24, 2003 at a current interest rate of 7%.  On April 24, 2003, the Company paid $12,224 of principal and $12,768 of interest.  The remaining $212,776 of principal was extended until October 15, 2003 at a current interest rate of 7%.  On October 20, 2003, the Company has negotiated a payment of $25,000 in principal and $7,500 in interest and extended the note to April 23, 2004.  As of December 31, 2003, the Company had a balance due of $188,000.  On March 27, 2004, the Company received a notice from the bank to extend the note to October 15, 2004 upon payment of an additional $25,000 of principal and approximately $6,000 of accrued interest.  On October 8, 2004, the Company paid $25,000 of principal and $6,000 of interest.  The remaining $138,168 was extended until April 15, 2005.  As of December 31, 2004, the Company had a balance due of $138,000 plus accrued interest of $2,000.

On April 22, 2002, the Company borrowed $50,000.  The loan is due on April 23, 2003 at a current interest rate of 10% per annum.  This note is secured by 500,000 shares of the Company's $0.001 par

F15

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E - NOTE PAYABLE (CONTINUED)

value common stock.  As of December 31, 2004, the Company is in default and is negotiating with the note holder.  The lender filed a complaint for Breach of Contract on a Promissory Note against us on November 25, 2003 (see Note K for discussion of legal proceedings).

In April 2002, the Company borrowed $12,500.  The loan is due on demand and bears no interest.  As of December 31, 2004, the Company had a balance due of $12,500.

On March 1, 2003, the Company borrowed $25,000. The loan was due on September 30, 2003 at a current interest rate of 7% per annum until the due date and 18% per annum thereafter.  On August 29, 2003, the note was extended to December 31, 2003.   On December 31, 2003, the note was extended to April 15, 2004.  On April 15, 2004, the note was extended to June 30, 2004.  As of December 31, 2004, the Company had a balance due of $25,000, plus accrued interest of $5,000. On May 21, 2004, the Company borrowed an additional $50,000.  The loan was due on demand at a current interest rate of 8% per annum.  As of December 31, 2004, the total amount owed on the two loans was $82,000 of which $75,000 is principal and $7,000 is interest.

NOTE F - INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of December 31, 2004, the Company had net operating loss carryforwards of approximately $8,754,000, which expire in varying amounts between 2016 and 2024. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.

Deferred income tax assets of $3,501,600 and $24,000 at December 31, 2004 relate to the net operating loss carryforward and deferred compensation, respectively.  The total deferred income tax asset of $3,525,600 is offset by an equal valuation allowance.  The valuation allowance was increased by $286,800 in the year ended December 31, 2004.

The difference between the statutory federal income tax rate on the Company's pre-tax loss and the Company's effective income tax rate and the valuation allowance is summarized as follows:

	Rate	Valuation Allowance
Statutory federal and state income tax	(34.0%)	(287,600)
Increase in valuation allowance	34.0%	286,800
Other	0.0%	800
Effective income tax	0.0%	0

F16

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G - RELATED PARTY TRANSACTIONS

Consulting agreement:

The Company entered into a consulting agreement with a stockholder to advise the CEO on business strategy and to formulate marketing ideas. The term of the employment agreement is for approximately five years commencing on July 1, 2003 and terminating on December 31, 2008.  The shareholder will receive a total of 5,500,000 shares of the Company's $0.001 par value common stock valued at $330,000.  As of December 31, 2004, the shareholder was paid a total of 4,175,000 shares of common stock, but he has earned only 1,500,000 shares and the difference of 2,675,000 shares is considered prepaid compensation.  During the years ended December 31, 2004 and December 31, 2003, respectively, the Company has expensed $60,000 and $30,000 in consulting fees.

NOTE H - MAJOR CUSTOMERS

During the year ended December 31, 2004, five customers accounted for 55% of the Company's revenue.  During the year ended December 31, 2003, seven customers accounted for 85% of the Company's revenue.

As of December 31, 2004, balances due from two customers comprised 50% of total accounts receivable. As of December 31, 2003, balances due from four customers comprised 75% of total accounts receivable.

NOTE I - REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on separate legal entities. NMS derives revenues from the development and marketing proprietary internet technology-based software and WKI provides data maintenance services related to NMS digital asset management system. Information related to the Company's reportable segments for 2004 is as follows:

	NMS	WKI	Total
Revenue	$982,000	$ 36,000	$1,018,000

Cost of services	335,000	39,000	374,000
General and administrative	826,000	166,000	992,000
Research and development	207,000	-	207,000
Impairment of goodwill	0	75,000	75,000

Operating income (loss)	(386,000)	(244,000)	(630,000)

Total assets	$528,000	$ 23,000	$ 551,000

WKI revenue consists primarily of software maintenance and scanning services.

A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

Segment's operating loss

$(630,000)

Other income (expense)

(73,000)

Consolidated net loss/comprehensive loss

$(703,000)

Prior to acquisition of Working Knowledge, Inc., in April 2000, the Company operated within one business segment.

F17

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I - REPORTABLE SEGMENTS (CONTINUED)

For the year ended December 31, 2004, amortization and depreciation expense amounted to $50,000 and $22,000 for NMS and WKI, respectively.  Total fixed asset additions amounted to $16,000 and $0 for NMS and WKI, respectively.

For the year ended December 31, 2003, amortization and depreciation expense amounted to $62,000 and $24,000 for NMS and WKI, respectively.  There were no fixed asset additions or disposals.

NOTE J - COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico and California expiring through April 30, 2009.  The Company also leases copier equipment and one automobile.  Future minimum lease payments as of December 31, 2004 are as follows:

Year	Amount
2005	92,000
2006	73,000
2007	60,000
2008	60,000
2009	20,000

Rent expense for the years ended December 31, 2004 and 2003 amounted to $85,000 and $124,000, respectively.

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2003. The agreement allows for a one-year renewal option unless terminated by either party.  Base salary is $44,000 per annum with available additional cash compensation as defined in the agreement.  Compensation under this agreement of $44,000 is included in general and administrative expenses for the year ended December 31, 2004.  The non-competition agreement commences upon the termination of the employment agreement for a period of one year.   As of December 31, 2004, there was a total of $107,000 in accrued payroll for this executive.

Outstanding Payroll Taxes:

The Company has estimated unpaid Federal and State payroll taxes totaling $283,000 as of December 31, 2004, including estimated penalties and interest. The penalties and interest associated with this liability is estimated to be in excess of 20% of the total payroll taxes due, and the Company has accrued $75,000 in penalties and interest.

On June 1, 2003, the Company settled with the State of New Mexico and agreed to pay $1,000 per month of past due payroll taxes plus the current amount due.  During the year ended December 31, 2004, the Company paid a total of $12,000 of past due payroll taxes.

On October 17, 2003, the Company settled with the IRS and agreed to pay $5,000 per month of past due payroll taxes plus the current amount due.  During the year ended December 31, 2004, the Company paid a total of $65,000 of past due payroll taxes.

F18

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE K - LEGAL PROCEEDINGS

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

Internal Revenue Service Payments:  In October 2003 we entered into an interim agreement with the Internal Revenue Service concerning the repayment of federal tax deposits which we failed to pay for the six operating quarters ended September 30, 2003.  We have agreed to pay $5,000 per month beginning November 1, 2003.  During this interim period the IRS has agreed to withhold the filing of a federal tax lien.  Consideration of filing a lien in the future will be based upon a determination of how long it may take to pay the taxes.  Also, our failure to make timely federal tax deposits will default this interim agreement and necessitate the filing of the lien.  Our unpaid tax returns for these quarters are being assessed by the IRS, and we expect to receive an assessment notice for each period upon completion of this assessment.  We estimate that these assessments will total approximately $269,000, including penalties and interest.

Manhattan Scientifics Lawsuit:  On March 9, 2004, our legal counsel received a letter from an attorney representing Manhattan Scientifics.  The letter threatened litigation against us for alleged breach of contract and against Richard Govatski for alleged tortious interference with contract.  This is based on the fact that we were alleged to have declined to honor Manhattan Scientifics' request for a cashless exercise of 150,000 of our Common Stock Purchase Warrants (the "Warrants") allegedly issued to Manhattan Scientifics.  It is our position that the Warrants, among other things, were issued in a transaction that was not an arms-length transaction and therefore, the Warrants should be cancelled, and that in any event, the alleged cashless exercise was not properly done and itself is a nullity.  In May 2004, Manhattan Scientifics filed a suit in Federal Court in New York against us and Mr. Govatski for damages in this matter.  The case was dismissed by the Federal Court due to a lack of diversity jurisdiction.  On June 25, 2004, we were served with a complaint filed in the Supreme Court of the State New York, County of New York, Index No. 601793/04, asserting the same claims.  Manhattan Scientifics seeks damages against us for an alleged breach of contract for failure to allow the cashless exercise, in an amount of $1.5 million, and alleges a tortious interference claim against Mr. Govatski.

We served our Answer to the Complaint on August 16, 2004.  Mr. Govatski is seeking dismissal of the claim against him for lack of personal jurisdiction and for failure to state a claim.  Mr. Govatski's motion to dismiss has been fully submitted to the court, but has not yet been decided. Along with our Answer, we are asserting Counterclaims against Manhattan Scientifics for monies owed by Manhattan Scientifics and for a declaratory judgment, and against a former Company Director, Marvin Maslow for fraud and breach of fiduciary duty due to his persuading the Company to enter into the Warrant transaction with Manhattan Scientifics, which we contend was done for the benefit of Maslow and Manhattan Scientifics, and not for the benefit of the Company.   We believe that due to the fact that Mr. Maslow and a second former Company director (Scott Bach), were also Directors of Manhattan Scientifics at the time of the transactions in dispute, and constituted two of the Company's three Directors at the time, Mr. Maslow and Mr. Bach should have excused themselves from participating in negotiating and voting on the issue of whether to approve the Warrants. Messrs. Maslow and Bach resigned as our Directors in December 2002.   It is our position that such financial conflicts include Mr. Maslow's causing the Company to pay for

F19

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE K - LEGAL PROCEEDINGS (CONTINUED)

third-party consulting services provided to Manhattan Scientifics, while stating  that such services would be provided to, and were needed by, the Company as part of the transaction.  It is our position that Mr. Maslow also misrepresented the fairness of the transaction in dispute at the time to us, which we contend was being done for the benefit of Mr. Maslow and Manhattan Scientifics, to the detriment of the Company  In our counterclaims, we are seeking, among other relief, a determination that the Warrants should be declared null and void from inception, plus damages against Mr. Maslow.  It is further our position that even if the Warrants were properly issued (we contend they were not), the Warrants were never properly exercised by Manhattan Scientifics.  Manhattan Scientifics and Mr. Maslow have moved to dismiss certain of our Counterclaims alleged against them.  That motion too has been fully submitted to the court, but not yet decided.

NOTE L - SUBSEQUENT EVENTS

In March 2005, the Company received a demand for repayment of a note payable of $75,000 to First Mirage, Inc.  An Officer of the Company had pledged 400,000 of his personal shares as collateral to secure the note.  In order to effect settlement of the demand in the most expeditious manner, the Company and the Officer chose to surrender those shares as repayment of the loan and all accumulated interest.  The Company will issue 400,000 shares of restricted stock to the Officer to replace the shares surrendered.

In September 2004, the Company received $25,000 from an investor to purchase common stock.  The amount is included in subscriptions payable at December 31, 2004.  In February 2005, the Company authorized an outside consultant to transfer 125,000 of his personal shares to the investor in order to satisfy the subscription payable in a timely manner.  The Company will issue shares to the outside consultant at a rate to be determined to compensate him for the transferred shares.

During the first quarter of 2005, two preferred shareholders converted their preferred shares into common shares.  The following table summarizes the conversion activity:

Preferred Shares	Preferred Value	Conversion Rate	Common Shares issued
10	$10,000.00	$0.25	40,000
30	30,000.00	0.05	600,000

F20

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two most recent fiscal years, there have been no disagreements with Beckstead and Watts, LLP, our independent auditor for the year ended December 31, 2003, nor with Epstein, Weber and Conover, PLC, our independent auditor for the year ended December 31, 2004 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

Changes in internal controls

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of April 11, 2005, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing board are filled by a majority vote of the remaining directors. The officers serve at the will of the board of directors. The following is a biographical summary of our directors and officers:

Name

Age

Position

Director Since

Richard Govatski

60

Chairman, President & CEO

1999

Teresa B. Dickey

61

Director, Secretary & Treasurer

2003

John E. Handley

43

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

Section 16(a) Beneficial Ownership Reporting Compliance

We have made all required filings for the fiscal year ended December 31, 2004.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table.  The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2004, 2003 and 2002:

SUMMARY COMPENSATION TABLE

Annual Compensation

Long-Term Compensation

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options
Richard Govatski	2004	$44,000 (4)	-0-	$0	-0-	-0-
President and CEO	2003	$20,000 (3)	-0-	$0	-0-	-0-
	2002	$120,000 (1)	-0-	$3,600 (2)	-0-	-0-

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

(4) Mr. Govatski agreed to forgo most of his salary in 2004.  In lieu thereof, Mr. Govatski received a salary of $44,000.

Option Grants Table.  The following table sets forth information concerning individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table during fiscal 2004.

OPTIONS GRANTS IN LAST FISCAL YEAR

(Individual Grants)

Name	Number of securities underlying options granted (#)	Percent of total options granted to employees in last fiscal year	Exercise or base price ($/Share)	Expiration date
Richard Govatski	-0-	N/A	N/A	N/A

Aggregated Option Exercises and Fiscal Year-End Option Value Table. The following table sets forth certain information regarding stock options exercised during fiscal 2004 and held as of December 31, 2004, by the executive officer named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

Name	Shares acquired on exercise (#)	Value realized ($)	Number of securities underlying unexercised options at fiscal year-end (#) Exercisable/Unexercisable	Value of unexercised in-the-money options at fiscal year-end ($) (1) Exercisable/Unexercisable
Richard Govatski	-0-	N/A	500,000/0	$55,000/$0 (2)

(1) Value is based on the closing sale price of the Common Stock on December 31, 2004, the last trading day of fiscal 2004 ($0.17), less the applicable option exercise price.

(2) Of these options, 500,000 were exercisable at $0.06 per share.

Employment Contracts

The Company entered into an employment and non-competition agreement with Mr. Govatski to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2003. The agreement allows for a one-year renewal option unless terminated by either party.  Base salary is $44,000 per annum with available additional cash compensation as defined in the agreement.  The non-competition agreement commences upon the termination of the employment agreement for a period of one year.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services to the company, but they are not permitted to receive compensation for their services as directors.  The Board of Directors has the authority to fix the compensation of directors.  No amounts have been paid to, or accrued to, directors in such capacity.

Stock Option and Stock Issuance Plans

Our 1999 Stock Option Plan permits the grant of options exercisable for shares of our common stock to corporate officers, directors, employees, and consultants upon such terms, including exercise price and conditions and timing of exercise, as may be determined by the Board of Directors.  The plan authorizes the grants of awards up to a maximum of 3,000,000 shares of our common stock.  In 2002, we granted 352,686 stock options under the plan.  In 2003, we granted 2,603,475 stock options under the plan.  In 2004, we granted no stock options under the plan.  At December 31, 2004, 2,993,030 remained outstanding and unexercised.  Of these outstanding options, 2,538,697 had vested.

Our 2001 Stock Issuance Plan, as amended, permits the grant of shares of our common stock to employees of our company and any of its subsidiaries, non-employee members of our board or non-employee members of the board of directors of any of our subsidiaries, and consultants and other independent advisors who provide services to us or any of our subsidiaries, upon such terms and conditions as may be determined by the Board of Directors.  The plan as amended authorizes the grants of awards up to a maximum of 5,700,000.  In 2003 we granted 4,069,530 shares under the plan.  At December 31, 2004, an aggregate of 5,518,973 shares had been granted under the plan, all of which were fully vested upon issuance.

Our 2004 Stock Issuance Plan, permits the grant of shares of our common stock to employees of our company and any of its subsidiaries, non-employee members of our board or non-employee members of the board of directors of any of our subsidiaries, and consultants and other independent advisors who provide services to us or any of our subsidiaries, upon such terms and conditions as may be determined by the Board of Directors.  The plan authorizes the grants of awards up to a maximum of 3,000,000.  In 2004, we granted 2,528,712 shares under the plan.  At December 31, 2004, an aggregate of 2,528,712 shares had been granted under the plan, all of which were fully vested upon issuance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information derived from the named person, or from the transfer agent, concerning the ownership of common stock as of December 31, 2004, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of the common stock; (ii) all directors and executive officers; and (iii) directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Richard Govatski	4,445,500	13.54%
5021 Indian School Rd. NE	4,945,500 (2) (including 500,000 options)	15.06%
Albuquerque, NM 87110

Teresa B. Dickey	107,563	*
	807,563 (3) (including 700,000 options)	2.46%

John Handley	265,000 (4)	*
	765,000 (4) (including 500,000 options)	2.33%

Executive Officers and Directors	4,818,063	14.67%
as a Group (3 Persons)	6,518,063	19.85% on a
	(including the options set forth above)	fully diluted basis

* - Represents beneficial ownership of less than 1% of the total number of shares of common stock outstanding.

(1) All of the persons are believed to have sole voting and investment power over the shares of common stock listed or share voting and investment power with his or her spouse, except as otherwise provided.  Percentage is based on 32,834,458 shares outstanding as of December 31, 2004.  Fully diluted percentage includes 1,424,453 options.

(2) This number of shares includes options to purchase 500,000 shares, which options have vested and are currently exercisable. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Govatski. The number of shares also includes 400,000 shares pledged by Mr. Govatski to First Mirage, Inc. to secure a loan to the company which was due and payable on June 30, 2004. Such shares are presently in the name of David A. Rapaport, President of First Mirage, Inc. Mr. Govatski retains the right to vote these shares until foreclosure under the terms of the pledge agreement. However, subsequent to December 31, 2004, the shares were foreclosed on by First Mirage, Inc.  Therefore, Mr. Govatski's shareholdings have been reduced accordingly.

(3) This number of shares includes 107,563 shares issued to Ms. Dickey and options to purchase 700,000 shares, which options have vested and are currently exercisable. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Ms. Dickey.

(4) This number of shares includes 265,000 shares issued to Mr. Handley and options to purchase 500,000 shares. Fifty percent of these options have vested and are currently exercisable.  The remaining 50% will vest in 2005.  The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage held by Mr. Handley.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Richard Govatski, our president, director, and principal shareholder, may be deemed a promoter or founder in relation to the organization of our business. In connection with the acquisition of New Mexico Software, Mr. Govatski exchanged all 1,000 of his shares of New Mexico Software for 5,597,000 shares in the public company.

In January 2001 our wholly owned subsidiary, New Mexico Software, Inc., entered into a line of credit agreement with Los Alamos National Bank in the maximum principal amount of $300,000.  It also issued a promissory note dated January 24, 2001, in the principal amount of $300,000, representing the amount that it borrowed under the line of credit.  The note is secured by all of New Mexico Software's furniture, fixtures, equipment, inventory, accounts, chattel paper, tangibles and general intangibles, and a letter of credit in the amount of $250,000 issued by another bank and provided by Murray Kelly. We issued 250,000 shares to Mr. Kelly for providing this letter of credit as collateral on this note.  The note was originally due on or before July 24, 2001, and was extended to July 24, 2002.  At July 24, 2002, we negotiated a three-month extension until October 24, 2002, by paying $50,000, plus accrued interest.  At or about October 24, 2002, we were able to negotiate an extension of the note until April 24, 2003, by paying $25,000, plus interest. The bank has continued to extend the note for six-month intervals upon payment of $25,000 of principal plus accrued interest.  The note bears interest at 7%.  Mr. Govatski has personally guaranteed to the bank repayment of $50,000 of this line of credit. The lease payments for our office space in Albuquerque, New Mexico, of $47,000 and improvements of approximately $28,000 were provided through the payment of 75,000 shares of our common stock to the landlord by Richard Govatski, our president, a director, and a principal shareholder.  In March 2001 we issued 75,000 shares to Mr. Govatski for providing his shares to the landlord.

In March 2001 we issued 1,500,000 Series C Warrants to Manhattan Scientifics, Inc., one of our 5% shareholders.  These warrants were issued in consideration of Manhattan Scientifics issuing 150,000 of its common shares to a consultant for services performed by the consultant for us.

We have granted options to Mr. Govatski under our option plan to purchase an aggregate of 500,000 shares of common stock.  The options were granted in August 1999 and vest at the rate of 20% per year.  Of the total options, 500,000 are exercisable at $0.06 per share.

We have granted options under our option plan to Teresa Dickey, one of our executive officers, to purchase an aggregate of 700,000 shares.  Of the total options, 56,000 were granted in January 2000 and are exercisable at $0.06 per share; 56,000 were granted in July 2000 and are exercisable at $0.06 per share; 3,000 were granted in January 2001 and are exercisable at $0.06 per share; 400,000 were granted in October 2001 and are exercisable at $0.06 per share; 3,780 were granted in January 2002 and are exercisable at $0.06 per share, and 181,220 were granted in August 2003 and are exercisable at $0.06 per share.  The options vest at the rate of 50% per year.

In March 2003 we borrowed $25,000 from an outside lender.  To secure repayment of this loan Mr. Govatski pledged 400,000 of his personal shares as collateral.  In March 2005, we received a demand notice for repayment of the loan.  In order to settle the matter in the most expeditious manner, Mr. Govatski agreed to surrender his shares as repayment in full of the loan and all accumulated interest (approximately $82,000).  New Mexico Software will issue 400,000 restricted shares to Mr. Govatski to replace the surrendered shares.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1. Financial statements; see index to financial statement and schedules in Item 7 herein.

2. Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3. Exhibits: None

(a) Reports on Form 8-K.

There were no Form 8-K's filed with the SEC during the fourth quarter of 2004.

Item 14.  Principal Accountant Fees and Services

Audit Fees

For our fiscal year ended December 31, 2004 and 2003, respectively, we were billed approximately $30,000 and $20,000 for professional services rendered for the audit of our financial statements.  We also were billed approximately $8,000 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2004 and 2003, respectively.

Tax Fees

For our fiscal years ended December 31, 2004 and 2003, we were billed approximately $5,000 and $0 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2004.

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

NMXS.COM, Inc.

Date:  April 14, 2005

By /s/ Richard Govatski

Richard Govatski

President, Chief Executive

Officer and Chairman of the

Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacitIes and on the dates indicated.

Date:  April 14, 2005

/s/ Richard Govatski

Richard Govatski, President, Chief Executive Officer and Chairman of the Board of Directors

Date:  April 14, 2005

/s/ Teresa B. Dickey

Teresa B. Dickey, Director, Secretary, Treasurer and Principal Financial Officer

Date:  April 14, 2005

/s/ John Handley

John E. Handley, Director