Form 10QSB
period 2005-03-31
NMXS COM INC
filed 2005-05-17
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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

YES [X] NO [   ]

NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF MAY 13, 2005 IS:   37,952,000.

TRANSFER AGENT AS OF MAY 16, 2005:  Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NMXS.com, Inc. and Subsidiaries
Consolidated Balance Sheets
(Rounded to the nearest thousand)
(UNAUDITED)

	March 31,
	2005	2004
Assets

Current assets:
Cash and equivalents	$33,000	$115,000
Accounts receivable, net	620,000	415,000
Inventory	7,000	10,000
Prepaid expenses and other assets	24,000	21,000
Total current assets	684,000	561,000

Furniture, equipment and improvements, net	80,000	120,000
Security deposits	11,000	39,000
Goodwill, net	-	75,000

	$775,000	$795,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$119,000	$57,000
Accrued expenses	470,000	444,000
Deferred revenue	64,000	45,000
Subscriptions payable	213,000	116,000
Notes payable	201,000	276,000
Total current liabilities	1,067,000	938,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized, 105 and 135 shares issued and outstanding as of 3/31/05 and 3/31/04, respectively

	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 36,280,782 and 30,119,979 shares issued and outstanding as of 3/31/05 and 3/31/04, respectively

	36,000	30,000
Additional paid-in capital	9,536,000	8,912,000
Deferred compensation	(226,000)	(156,000)
Accumulated (deficit)	(9,638,000)	(8,929,000)
Total stockholders' equity	(292,000)	(143,000)

	$775,000	$795,000

The accompanying notes are an integral part of these condensed financial statements.

NMXS.com, Inc. and Subsidiaries
Consolidated Statements of Operations
(Rounded to the nearest thousand)
(UNAUDITED)

	For the years ended
	March 31,
	2005	2004

Revenue
Software sales and maintenance	$330,000	$270,000
Custom programming	50,000	1,000
License fees	8,000	25,000
Scanning services	48,000	43,000
Hardware sales	26,000	28,000
Other	2,000	-
	464,000	367,000

Operating costs and expenses:
Cost of services	131,000	85,000
General and administrative	259,000	235,000
Research and development	53,000	24,000
Total operating costs and expenses	443,000	344,000

Net operating (loss)	21,000	23,000

Other income (expense):
Interest income	-	-
Interest (expense)	(8,000)	(4,000)
(Loss) on disposal of fixed assets	-	-
Total other income (expense)	(8,000)	(4,000)

Net (loss)	$13,000	$19,000
Earnings per share - basic	$0.00	$0.00
Earnings per share - fully diluted	$0.00	$0.00

Weighted average number of
common shares outstanding - basic	34,806,209	29,777,864

Weighted average number of
common shares outstanding - fully diluted	37,735,940	35,096,020

The accompanying notes are an integral part of these condensed financial statements.

NMXS.com, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Rounded to the nearest thousand)
(UNAUDITED)

	For the three months ended
	March 31,
	2005	2004
Cash flows from operating activities
Net income	$13,000	$19,000
Adjustments to reconcile net (loss) to
net cash provided (used) by operating activities:
Common stock issued for salaries	121,000	16,000
Common stock issued for services	32,000	15,000
Stock options issued for services	-	-
Depreciation and amortization	16,000	21,000
Changes in operating assets and liabilities:
Accounts receivable	(187,000)	35,000
Inventory	-	(7,000)
Prepaid expenses and other assets	2,000	-
Security deposits	-	-
Accounts payable	(3,000)	(65,000)
Accrued expenses	22,000	(21,000)
Deferred revenue	(22,000)	(25,000)
Net cash (used) by operating activities	(6,000)	(12,000)

Cash flows from investing activities
Acquisition of fixed assets	(11,000)	-
Disposal of fixed assets	-	-
Net cash (used) by investing activities	(11,000)	-

Cash flows from financing activities
Proceeds from notes payable	-	-
Repayment of note payable	(75,000)	-
Subscriptions payable	83,000	-
Net proceeds from the issuance of common stock	-	116,000
Net proceeds from warrants/options exercised	42,000	-
Net cash provided by financing activities	50,000	116,000

Net increase (decrease) in cash equivalents	33,000	104,000
Cash equivalents - beginning	-	11,000
Cash equivalents - ending	$33,000	$115,000

Supplemental disclosures:
Interest paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2004 and notes thereto included in the Company's Form 10-KSB.  The Company follows the same accounting policies in the preparation of interim reports.

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

NMXS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

[7] Per share data:

The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock.  All potentially dilutive securities have been excluded from the computations since they would be antidilutive, however, these dilutive securities could potentially dilute earnings per share in the future. Options and warrants exercisable for 260,000 shares of common stock have been excluded from the diluted loss per share calculation for the year ended March 31, 2005, because inclusion of such would be antidilutive.

[8] Research and development expenses:

Costs of research and development activities are expensed as incurred.

[9] Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $3,000 and $7,000 for the quarters ended March 31, 2005 and 2004, respectively.

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

NMXS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common stock:

During the three month period ended March 31, 2005, the Company effected the following stock transactions:

The Company issued a total of 1,325,000 shares of its $0.001 par value common stock to Brian McGowan as part of a five year consulting agreement in the amount of $80,000.  The entire amount is considered deferred compensation.  During the quarter ended March 31, 2005, $15,000 of the compensation was earned.

The Company issued a total of 180,000 shares of its $0.001 par value common stock to Brian McGowan as part of a separate seven year consulting agreement in the amount of $23,000.  The entire amount is considered deferred compensation.  During the quarter ended March 31, 2005, $10,000 of the compensation was earned.

The Company issued a total of 774,140 shares of the Company's $0.001 par value common stock to employees in lieu of salary, which was valued at $121,000.

The Company issued a total of 46,667 shares the Company's $0.001 par value common stock to outside contractors in exchange for services rendered of $7,000.

The Company issued a total of 520,517 shares of the Company's $0.001 par value common stock which were related to the exercise of options/warrants in exchange for $41,000 cash.

The Company issued a total of 600,000 shares of the Company's $0.001 par value common stock which were related to the conversion of 30 shares of Series A convertible preferred stock.

Warrants:

During the three month period ended March 31, 2005 there were no warrants issued and none exercised.

The following is a summary of warrants outstanding as of March 31, 2005:

Number of Warrants	Exercise Price	Expiration Date
1,161,545	$0.21	July 24, 2012

Stock options:

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock- based compensation prescribed therein are shown below. Exercise prices and weighted-average contractual lives of stock options outstanding as of March 31, 2005 are as follows:

Options Outstanding				Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.10-$0.30	3,914,500	6.00	$0.06	3,310,167	$0.06
$0.31-$0.50	160,000	4.13	$0.36	160,000	$0.36
$0.54-$0.83	60,000	1.08	$0.61	60,000	$0.61

NMXS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Options Granted and Outstanding:

	For the three months ended March 31,
	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	4,183,030	$0.08	6,042,824	$0.12
Granted	-	$ -	-	$ -
Cancelled	(48,530)	$0.06	(73,520)	$0.26
Exercised	-	-	-	-
Outstanding at end of year	4,134,500	$0.08	5,969,304	$0.12

The following table summarizes the pro forma operating results of the Company for March 31, 20045 and 2004 had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

	2005	2004
Net income- as reported	13,000	19,000
Pro forma effects of stock-based compensation	(6,000)	(8,000)
Net (loss) - pro forma	7,000	11,000

(Loss) per share - as reported	$0.00	$0.00
Pro forma effects of stock-based compensation	-	-
(Loss) per share - pro forma	$0.00	$0.00

As of March 31, 2005, the Company has reserved 1,000,000 shares of its common stock for issuance upon exercise of stock options and warrants.

NOTE C - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of March 31, 2005 consisted of the following:

Computers	$ 308,000
Furniture, fixtures and equipment	112,000
Automobiles	38,000
Leasehold improvements	10,000
468,000
Accumulated depreciation	(389,000)
$ 79,000

NMXS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - NOTE PAYABLE

During January 2001, the Company borrowed $300,000. The loan is collateralized by substantially all of the Company's assets and personally guaranteed by an officer of the Company. Additional collateral was provided by a letter of credit issued by a then unrelated third party. The letter of credit expired on January 19, 2002. The note was renewed with a due date of July 24, 2002 at a current interest rate of 7%. On July 24, 2002, the Company paid $50,000 of principal and $10,525 of interest. The remaining $250,000 of principal was extended to October 24, 2002 at a current interest rate of 7%. On October 24, 2002 the Company paid $25,000 of principal and $4,555 of interest. The remaining $225,000 of principal was extended until April 24, 2003 at a current interest rate of 7%.  On April 24, 2003, the Company paid $12,224 of principal and $12,768 of interest.  The remaining $212,776 of principal was extended until October 15, 2003 at a current interest rate of 7%.  On October 20, 2003, the Company negotiated a payment of $25,000 in principal and $7,500 in interest and extended the note to April 23, 2004.  On March 27, 2004, the Company received a notice from the bank to extend the note to October 15, 2004 upon payment of an additional $25,000 of principal and approximately $6,000 of accrued interest, which was paid on April 5, 2004.  On October 8, 2004, the Company paid $25,000 of principal and $6,000 of interest, and the remaining $138,168 was extended until April 15, 2005.  As of March 31, 2005, the Company had a balance due of $138,000 plus accrued interest of $5,000.

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

On March 1, 2003, the Company borrowed $25,000. The loan was due on September 30, 2003 at a current interest rate of 7% per annum until the due date and 18% per annum thereafter.  On August 29, 2003, the note was extended to December 31, 2003.   On December 31, 2003, the note was extended to April 15, 2004.  On April 15, 2004, the note was extended to June 30, 2004.  On May 21, 2004, the Company borrowed an additional $50,000.  The loan was due on demand at a current interest rate of 8% per annum.  The loans were secured by 400,000 shares of NMXS.com, Inc. common stock owned by the Company's President/CEO.  On January 12, 2005, the Company received a letter requesting payment of the loans.  On March 31, 2005, the Company elected to surrender the 400,000 shares owned by the President/CEO as payment in full of the loan and accumulated interest of approximately $9,000.  The Board of Directors has approved the issuance of 400,000 shares of restricted common stock to the President/CEO to replace the shares surrendered.

NOTE E - RELATED PARTY TRANSACTIONS

Consulting agreement:

The Company entered into a consulting agreement with Brian McGowan to advise the CEO on business strategy and to formulate marketing ideas. The term of the employment agreement is for approximately five years commencing on July 1, 2003 and terminating on December 31, 2008.  Mr. McGowan will receive a total of 5,500,000 shares of the Company's $0.001 par value common stock valued at $330,000.  As of March 31, 2005, he was paid a total of 5,500,000 shares of common stock, but he has earned only 1,750,000 shares and the difference of 3,750,000 shares is considered deferred compensation.  During the three month period ended March 31, 2005, the Company has expensed $15,000 in consulting fees.

NMXS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 27, 2005, the Company entered into a second consulting agreement with Brian McGowan to assist the Company's CEO in the structure, formation, marketing and growth of two joint venture partnerships involving the Company's consumer products division and the Company's wholly-owned subsidiary (Working Knowledge, Inc.). The term of the employment agreement is for approximately seven years commencing on January 27, 2005 and terminating on December 31, 2011.  Mr. McGowan will receive a total of 3,220,000 shares of the Company's $0.001 par value common stock valued at $419,000.  As of March 31, 2005, the shareholder was paid a total of 180,000 shares of common stock, but he has earned only 77,000 shares and the difference of 103,000 shares is considered deferred compensation.  During the three month period ended March 31, 2005, the Company has expensed $10,000 in consulting fees.

NOTE F- MAJOR CUSTOMERS

During the three month period ended March 31, 2005, two customers accounted for 74% of the Company's revenue.  The Company recognized $300,000 as revenue and $0 as expense from barter agreements for the three-month period ended March 31, 2005.

As of March 31, 2005, balances due from two customers comprised 79% of total accounts receivable.

NOTE G - REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on separate legal entities. On January 1, 2005, the Company reorganized its segments to more clearly reflect the Company's direction and growth.  In addition to having a variety of products and services available, management has formulated a business strategy for the next two years that will take advantage of opportunities to market these products.   The current business strategy is to form up to twenty joint venture projects over the next two to three years.  These joint venture projects would be formed to develop, market and distribute various digital lifecycle management applications built around our core Roswell technology.

In the past, Working Knowledge, Inc. provided data maintenance services related to the NMS digital asset management system. The data maintenance services have been absorbed into New Mexico Software, and Working Knowledge, Inc. has been redefined to include those product divisions for which joint venture projects are being formed.  Therefore, at this time, Working Knowledge, Inc. includes the healthcare division and the Sox Advisors division.  These divisions are centered around the products XR-EXpress and SOXtrac.  Information related to the Company's reportable segments for the three months ended March 31, 2005 is as follows:

	NMS	WKI	Total
Revenue	$ 461,000	$ 3,000	$ 464,000

Cost of services	123,000	8,000	131,000
General and administrative	251,000	8,000	259,000
Research and development	51,000	2,000	53,000

Operating income (loss)	36,000	(15,000)	21,000

Total assets	$765,000	$ 10,000	$ 775,000

WKI revenue consists primarily of software maintenance and scanning services.

NMXS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

Segment's operating income

$      21,000

Other income

  (8,000)

Consolidated net loss/comprehensive loss

$      13,000

Prior to acquisition of Working Knowledge, Inc., in April 2000, the Company operated within one business segment.

For the three months ended March 31, 2005, amortization and depreciation expense amounted to $16,000 and $0 for NMS and WKI, respectively.  Also, total fixed asset additions amounted to $10,000 and $1,000 for NMS and WKI, respectively, while fixed asset disposals amounted to $8,000 and $0 for NMS and WKI, respectively.

NOTE H - COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico and California.  Future minimum lease payments as of March 31, 2005 are as follows:

Year	Amount
2005	$ 68,000
2006	$ 73,000
2007	$ 60,000
2008	$ 60,000
2009	$ 20,000

Rent expense for the three months ended March 31, 2005 and 2004 amounted to $25,000 and $7,000, respectively.

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2003. The agreement allows for a one-year renewal option unless terminated by either party.  Base salary is $44,000 per annum with available additional cash compensation as defined in the agreement.  Compensation under this agreement of $11,000 is included in general and administrative expenses for the quarter ended March 31, 2005.  The non-competition agreement commences upon the termination of the employment agreement for a period of one year.   As of March 31, 2005, there was a total of $107,000 in accrued payroll for this executive.

Outstanding Payroll Taxes:

The Company has estimated unpaid Federal and State payroll taxes totaling $269,000 as of March 31, 2005, including estimated penalties and interest. The penalties and interest associated with this liability is estimated to be in excess of 20% of the total payroll taxes due, and the Company has accrued $75,000 in penalties and interest.

On June 1, 2003, the Company settled with the State of New Mexico and agreed to pay $1,000 per month of past due payroll taxes plus the current amount due.  During the quarter ended March 31, 2005, the Company paid a total of $3,000 of past due payroll taxes.

NMXS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 17, 2003, the Company settled with the IRS and agreed to pay $5,000 per month of past due payroll taxes plus the current amount due.  During the quarter ended March 31, 2005, the Company paid a total of $15,000 of past due payroll taxes.

NOTE I - LEGAL PROCEEDINGS

Grossman Lawsuit:  Kurt Paul Grossman and Ann Grossman filed a complaint for Breach of Contract on a Promissory Note against us on November 25, 2003, in the Superior Court of California, Orange County Division, case # 03CC14074. There was a question of whether the complaint was properly served and whether the California courts have jurisdiction over us. The Grossmans filed an Application for Writ of Attachment which was denied on January 30, 2004. The Grossmans asked for $55,000  ($50,000 on the promissory note plus $5,000 interest); $304.40 in costs; and $24,000 in attorney's fees. The Grossmans, through a separate entity, Doctors Telehealth Network, purchased software from us, and it has not been paid for.  We filed a motion to quash the service of summons for lack of personal jurisdiction and to vacate a default judgment against us.  The court tentatively ruled in favor of the Grossmans.  However, after our oral argument on April 23, 2004, the court withdrew its tentative ruling and ruled in favor of us.  Specifically, the court ruled that we do not have sufficient contact with California to warrant the exercise of personal jurisdiction.  Based on this ruling, there is no action pending against us at this time.

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

One of the challenges of operating in this industry is creating a balance between sustaining a consistent vision and business strategy and yet maintaining the flexibility required to adapt to the rapidly changing market conditions.  We believe that our product structure allows us to do that.  Since our core technology is useful to literally any company that manages digital assets and has access to browser and search functions, it is the backbone of our product framework.  As such, it provides the consistency and stability aspect of the business strategy.  The next generation of our products primarily consists of derivative products, new technological combinations, and enhancements to the core product.  These have the advantage of taking less than a year to develop into a marketable product, thus providing the flexibility necessary to be able to respond quickly to new market opportunities.

Some challenges we face in the next year are continuing to develop a sales force and distribution channels in order to market our products, as well as educating potential customers about the benefits of digital lifecycle systems.  We have hired two executive managers to focus on marketing XR-EXpress, and we have hired a manager to focus on the consumer products division (Santa Fe, White Sands, Taos and Trinity Mothership).  We also have made the same commitment for our Sox Advisors products and services.  These executive managers are known as SME's (Subject Matter Experts) who have had the experience to understand the broad range of requirements needed to successfully manage complex IT structures, technology, client relationships and products.

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

Scanning services are performed principally for our entertainment clients.  To date, management has anticipated that these services will be reserved in the future primarily for existing customers and customers of our core products, although revenue could be generated from unsolicited customers.  Accordingly, in 2004 management did not focus on developing this segment of our business, but we are currently assessing the importance of scanning services as part of an overall focus on client services during the coming year.

Cost of services consists primarily of engineering salaries and compensation-related expenses, engineering supplies, connectivity expenses, hardware purchases and equipment rental.  General and administrative expenses consist primarily of salaries and benefits of personnel responsible for business development and operating activities, and include corporate overhead expenses.  Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including acquisitions, administrative, and reporting responsibilities.  We record these expenses when incurred.

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

We follow the guidance in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require us to provide significant production, customization or modification.  Revenue is generally recognized for such arrangements under the percentage of completion method.  Under percentage of completion accounting, both the product license and consulting services revenue are recognized as work progresses based on labor hours incurred.  At March 31, 2005 and March 31, 2004, there were no custom software development arrangements in progress.

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

At March 31, 2005, the Company is involved in litigation related to a dispute over the validity of the issuance of 150,000 of the Company's common stock warrants.  The plaintiff has made a claim of damages of $1,500,000 against the Company.  We believe that we have adequate defenses and counter claims and therefore we have not accrued for any potential loss on this case nor are the 150,000 warrants included in the number of our potentially dilutive securities at March 31, 2005.

The Company is paying past due payroll taxes of approximately $269,000 (including estimated penalties and interest) at a rate of $5,000 per month.  The Company has accrued its estimate of interest and penalties of $75,000 on this past due amount.  However, the Company has received notices from the IRS reflecting interest and penalty amounts greater than $75,000.  The Company is close to negotiating an accelerated final settlement with the IRS. This will include the payment of the full amount owed to the IRS over a period of time. Negotiations are proceeding with the assistance of tax counsel.

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

RESULTS OF OPERATIONS

A summary of operating results for the three months ended March 31, 2005 and 2004 is as follows:

	2005		2004
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenues	$ 464,000	100.0%	$ 367,000	100.0%
Cost of service	131,000	28.2%	85,000	23.2%

Gross profit	333,000	71.8%	282,000	76.8%

General & administrative	259,000	55.8%	235,000	64.0%
Research & development	53,000	11.4%	24,000	6.5%

Net operating (loss)	21,000	4.5%	23,000	6.5%

Other income (expense)	(8,000)	(1.7)%	(4,000)	(1.1)%

Net income (loss)	13,000	2.8%	19,000	5.2%

Earnings (loss) per share	$ 0.00		$ 0.00

Revenues:  Total revenues increased 26.4%, or $97,000, for the quarter ended March 31, 2005, as compared to the same period in the prior year (the "comparable prior year period").  These revenues were primarily generated from the following four revenue streams:

1.  Revenues generated by software sales increased 51%, or $84,000, for the quarter ended March 31, 2005, as compared to the comparable prior year period.  This increase is mostly attributable to a single sale of our software in 2005 of $250,000 as compared with a single sale of $150,000 in the first quarter of 2004.  We completed the development phase of Roswell, XR-EXpress and our three desktop products during 2004.  As a result, sales of these products have only recently begun to impact our revenues and their sales growth is still inconsistent.  We anticipate that sales of Roswell and XR-EXpress will increase gradually over the next two years; however, since they are high-level enterprise systems, their sales are characterized by a small number of contracts with much higher revenues than our other products.  As a result, their sales growth will most likely be inconsistent from one quarter to the next.  Sales of these enterprise products, however, will be balanced by sales of our desktop products.  Development was completed on the desktop products in the third quarter 2004, and we made our first shipment in September.  These desktop products range in price from $39.95 to $249.95, so they will have a much lower margin than Roswell and XR-EXpress.  Revenues from these products will be driven more by volume, providing balance for the more expensive enterprise products which provide only a few contracts per year.

Revenues from software maintenance decreased 23% or $24,000 for the first quarter of 2005 as compared to the comparable prior year period.  This decrease is mostly due to the termination of the hosting agreement for one customer.  Software maintenance consists mainly of hosting and managing our customers' data on our systems, and to a lesser extent includes technical support programs associated with our products.  We will continue hosting for various existing clients and for our Roswell and XR-EXpress products, in addition to focusing new marketing efforts on the sale of our desktop products.  We have several projects currently in negotiations that will involve on-going software maintenance.  Based on these projects in addition to our current contracts, management anticipates that revenues from software maintenance will increase in the coming year.

2.  Custom programming revenue increased 100%, or $49,000, for the quarter ended March 31, 2005, as compared to the comparable prior year period.  This increase was attributable to one $50,000 contract for custom programming during the first quarter of 2005.  Approximately 10% of the customers that purchase our products will require customization, and we continue to offer this service.  In addition, our Roswell and XR-EXpress products are offered chiefly as customizable packages, so we anticipate that custom programming projects associated with new product purchases will continue to provide revenues in this category.  We currently are working on two major projects involving custom programming.  We also continue to offer programming services for customer database integration.  Therefore, we anticipate that this revenue source will increase in the coming year.

3.  Revenues generated by license fees decreased 68%, or $17,000 during the quarter ended March 31, 2005, as compared to the comparable prior year period.  This decrease is primarily attributable to the fact that in the first quarter of 2005 we did not enter into any significant new license agreements.  Although our products have been developed using open source code, we have added additional code that is considered proprietary technology, particularly in our Roswell, XR-EXpress, and Santa Fe products.  This additional technology can be licensed, however we anticipate generating license fees only from the enterprise-level products in the future.  As a result, management believes that this category may increase modestly but probably not significantly in the coming years.  We anticipate that most revenues will be generated from sales of our software products.

4.  Revenue generated by scanning services increased 12%, or $5,000 for the quarter ended March 31, 2005, as compared to the comparable prior year period.  We continued our progress on a long-term scanning project with a major movie studio. This studio has committed to scan over 5,000 titles for this project.  At the current rate of progress, we expect the project to continue for approximately two to three years.  We had no additional scanning projects during the quarter.  In general, management is currently assessing the importance of scanning services as part of an overall focus on client services during the coming year.  Although we are not emphasizing scanning services at this time, we anticipate that this revenue source will continue to remain steady during the coming year due to the long-term project mentioned above.

We also generated other revenue from hardware sales and the sale of other miscellaneous items and services.  Revenue generated by these other remained steady for the quarter ended March 31, 2005, as compared to the comparable prior year period.  Sales of hardware associated with our XR-EXpress system accounted for all of the revenue in the current quarter.

Cost of Services.  Cost of services increased 51%, or $46,000, for the quarter ended March 31, 2005, as compared to the comparable prior year period.  Substantially all of the increase is due to the hiring of additional engineering staff in the last few months, and the remainder is due to the cost of additional bandwidth for our internet connections.  During the current year, approximately 90% of our cost of sales consists of engineering salaries and compensation-related expenses.  We consider these salaries to be directly associated with our ability to generate revenues, however, they do not vary with revenues in that much of those costs are fixed.  As a result, the gross margin percent will vary as sales vary.

For the quarter ended March 31, 2005, cost of services as a percentage of revenues was 28.2%, as compared with 23.2% for the comparable prior year period.  Management anticipates that as revenues increase in the coming year, the cost of goods and services required to support those revenues will continue to increase, and engineering salaries will also increase as we hire additional staff to support a greater number of products and customers.  However, we expect that revenues will increase at a greater rate than cost of services, since most of our costs are relatively fixed.  We believe this range of percentages over the last two years is more indicative of the percentage of costs associated with future revenues, but until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

General and Administrative.  General and administrative expenses increased 10%, or $24,000, for the quarter ended March 31, 2005, as compared to the comparable prior year period.  This increase was entirely attributable to increased staffing costs during the quarter.  General and administrative expenses as a percentage of revenues were 55.8%, as compared with 64.0% for the comparable prior year period.  Management believes the ratio of general and administrative costs to revenues will decrease in the future because revenues will increase at a greater rate than general and administrative costs, but until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

Research and Development.  Research and development expenses increased 121%, or $29,000, for the quarter ended March 31, 2005, as compared to the comparable prior year period.  This increase is primarily attributable to management's focus on completing the development phase of XR-EXpress, Trinity Mothership, and SOXtrac.  Additional staff was hired in order to accomplish these goals.  However, in the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  Management anticipates that research and development costs in the future will focus both on the upgrading of our existing products and the continued development of new products using our core technology; therefore they will remain relatively steady or increase slightly in the coming year.

Other Income.  Interest expense increased 100%, or $4,000 for the quarter ended March 31, 2005, as compared to the comparable prior year period.  The increase in interest expense was associated with the fact that we had not accrued interest associated with several of our notes payable during the first quarter of 2004.  (This underaccrual was corrected in the third quarter of 2004.)  There was no loss on disposal of fixed assets in the first quarter of 2005.

In general, our key indicator of operating progress is gross revenue.  For the three-month periods ending March 31, 2005 and 2004, personnel-related expenses have accounted for approximately 56% of our operating expenses, with fixed costs such as building and equipment rent, utilities, insurance, communications and depreciation accounting for an additional 13%.  The only personnel-related costs that are directly variable with sales are those associated with custom programming, because they are directly billable.  This means that approximately 70% of our expenses are relatively fixed.  All of the remaining expenses vary, but less than 5% varies directly with sales.  We will incur more definite variable costs associated with our new consumer products in 2005.  At that time, we may be able to use some other indicators such as gross margins to help analyze performance, but for 2004 and in the first quarter of 2005, gross revenue is our primary indicator of when we will achieve profitability and break-even cash flow.

REPORTABLE SEGMENTS

On January 1, 2005, we reorganized our company's segments to more clearly reflect the company's direction and growth.  In addition to having a variety of products and services available (please see our annual report on Form 10K-SB for product descriptions), we have formulated a business strategy for the next two years that will take advantage of opportunities to market these products.   Our current business strategy is to form up to twenty joint venture projects over the next two to three years.  These joint venture projects would be formed to develop, market and distribute various digital lifecycle management applications built around our core Roswell technology.

In the past, Working Knowledge, Inc. provided data maintenance services related to the NMS digital asset management system. We have absorbed the data maintenance services into New Mexico Software, and redefined Working Knowledge, Inc. to include those product divisions for which we are forming the joint venture projects.  Therefore, at this time, Working Knowledge, Inc. includes the healthcare division and the Sox Advisors division.  These divisions are centered around the products XR-EXpress and SOXtrac.  Information related to the Company's reportable segments for the three months ended March 31, 2005 is as follows:

2005

	NMS	WKI
Revenue	$ 461,000	$ 3,000

Cost of services	123,000	8,000
General and administrative	251,000	8,000
Research and development	51,000	2,000
Impairment of goodwill	-	-

Operating income (loss)	36,000	(15,000)

Total assets	$765,000	$ 10,000

In the first quarter of 2004, XR-EXpress and SOXtrac did not exist, nor did the healthcare and Sox Advisors divisions.  Therefore, only 2005 data is reflected in the table, since no comparison is available.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, cash and cash equivalents totaled $33,000, representing an $82,000 decrease from the beginning of the period.  This decrease is primarily attributable to the fact that we generated less cash from our financing activities.

Operating activities used $6,000 of cash for the quarter ended March 31, 2005, as compared to $12,000 for the comparable prior year period.  The decrease in the net use of cash was a result of several factors.  In the first quarter of 2004, we used $86,000 to pay down our accounts payable and accrued expenses, while in the first quarter of 2005 our combined accounts payable and accrued expenses provided a source of cash of $19,000.  The change in accrued expenses is primarily due to accrued payroll for March 31, which was paid on April 1.  One other significant source of funds was the issuance of common stock for salaries, which provided $121,000.

We continue to accrue the salary of our president, Richard Govatski, which at March 31, 2005, was an aggregate of $106,000.  Payroll taxes due at March 31, 2005, were approximately $280,000, including penalties and interest.

The following table shows current balances and payment details of our obligations as of March 31, 2005:

	Mar 31	Negotiated	Payment
	Balance	Payment	Frequency
Notes Payable:
Los Alamos National Bank note + interest	143,000	25,000	semiannually
Grossman + interest	65,000	In negotiations
Demand note	13,000

Past due Accounts Payable:
New Mexico payroll taxes	11,000	1,000	monthly
IRS + estimated penalties & interest	269,000	5,000	monthly
Attorney fees	6,000	No payment plan established yet

Other payables (current)	133,000
Subscriptions payable	213,000
Accrued payroll and deferred revenue	214,000

Total Liabilities per Balance Sheet	1,067,000

Accounts receivable increased from $433,000 at December 31, 2004 to $620,000 at March 31, 2005, constituting a use of funds in the amount of $187,000 during the quarter ended March 31, 2005.  The increase is entirely due to a barter transaction for the sale of software to Forbes.com in return for advertising for $300,000.  This transaction is in addition to $135,000 of advertising still owed to us for a prior barter transaction.  Although no schedule has been determined (nor is one required by the agreement), we anticipate using a portion of the advertising credits during 2005.

Investing activities used $11,000 for the quarter ended March 31, 2005, as compared to $0 for the comparable prior year period.  We purchased $11,000 in new computer equipment for testing and demonstrating our Trinity Mothership and XR-EXpress products.

Financing activities provided $50,000 in cash for the quarter ended March 31, 2005, as compared to $116,000 for the comparable prior year period.  As of December 31, 2004, we had a note payable of $75,000 to First Mirage, Inc., plus accumulated interest of approximately $9,000.  The note was secured by 400,000 shares of our common stock owned by the President/CEO of NMXS.com, Inc.  On March 31, 2005, we elected to surrender the 400,000 shares owned by the President/CEO as payment in full of the loan and all accumulated interest.  The Board of Directors has approved the issuance of 400,000 shares of restricted common stock to the President/CEO to replace the shares surrendered.  The repayment of the note is indicated as a use of $75,000 (the repayment of interest is included in the change in accrued expenses in the operating section), and the shares owed to the President/CEO are indicated as a source of $83,000 due to the increase in subscriptions payable.  The only financing activity during March 2004 was the sale of 462,400 shares of common stock for gross proceeds of $116,000.

Management anticipates that our primary uses of cash in the next year will be allocated to continue to satisfy delinquent obligations and for general operating purposes.  Our business strategy is to increase working capital by internal growth through the development of joint venture projects associated with our new products SOXtrac and XR-EXpress, continued hosting of our existing customers, sale of licenses for our Roswell products, maintenance of these licenses, and sales of our consumer products, as well as externally through the sale of potentially dilutive securities.  We may also continue to incur debt as needed to meet our operating needs.  In addition, we may be forced to issue additional equity compensation to employees and outside consultants to meet payroll and pay for needed legal and other services.

At March 31, 2005, we had an outstanding balance on a line of credit with Los Alamos National Bank (LANB) which was originally due on July 24, 2002.  The outstanding principal amount due at that date was $300,000, plus interest of $10,545.  We negotiated a three month extension on the repayment of the outstanding balance of the line of credit by reducing the principal amount of the debt with the payment of $50,000 and the payment of the interest due on July 24, 2002.  We were able to negotiate an extension of the amount due on the line of credit until April 24, 2003, by paying $25,000 of the principal amount due and $4,555 in interest due at October 24, 2002.  On April 24, 2003, we paid $12,224 of principal and $12,768 of interest, and we negotiated another six-month extension to October 20, 2003. On October 20, 2003 we negotiated an extension of the amount due until April 23, 2004 by paying $25,000 in principal and $7,500 in interest.  On March 27, 2004, we received a letter from LANB extending the note until October 15, 2004, with payment of $25,000 of principal and approximately $6,000 of interest due on April 15, 2004.  On April 5, 2004, we paid the $25,000 of principal and $6,000 of interest as agreed.  On October 4, 2004, we received a letter from LANB extending the note until April 15, 2005 upon payment of $25,000 of principal and approximately $6,000 of interest, which we paid on October 8, 2004.  The outstanding principal balance was $138,168 at March 31, 2005.

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

Management anticipates that the capital requirements for operations for the next twelve months will be approximately $1,800,000 - $2,000,000, based on cash flow projections.  The company currently has contracts which provide for recurring revenues of approximately $720,000 over the next twelve months.  Although one annual contract for software maintenance for 2005 was prepaid at the end of 2004, the remaining software maintenance contracts provide a monthly cash flow of approximately $60,000.  Based on the prior two years' licensing and custom programming revenue, we can expect these services to generate an additional $250,000 - $350,000 over the next twelve months.  We have four projects in process (combined maintenance and custom programming) that will generate additional cash flow of approximately $30,000 per month plus initial custom programming fees of approximately $300,000.  We anticipate that new clients and our new products will provide the remaining necessary cash flow for the next year.

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

FORWARD-LOOKING STATEMENTS

This report contains statements that plan for or anticipate the future.  Forward-looking statements include statements about the future of operations involving the marketing and maintenance of products which manage large volumes of media or digital material, statements about our future business plans and strategies, and most other statements that are not historical in nature.  In this report forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like.  Although management believes that any forward-looking statements it makes in this report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include the following:

○

Rapid changes in technology relating to the Internet

○

Continued growth and use of the Internet

○

Changes in government regulations

○

Changes in our business strategies

○

Hardware failure of a catastrophic proportion

○

Terrorist interference with the operation of the Internet or effects of terrorist activities on the economy

○

Difficulty recruiting and retaining staff of sufficient technical caliber to provide adequate and on-going customer support and product maintenance and development

○

Failure to successfully market our products through the Internet and our representatives

○

Inability to locate sources to retire our line of credit or to obtain alternative lending sources

○

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

PART II

ITEM 1.

LEGAL PROCEEDINGS

Grossman Lawsuit:  Kurt Paul Grossman and Ann Grossman filed a complaint for Breach of Contract on a Promissory Note against us on November 25, 2003, in the Superior Court of California, Orange County Division, case # 03CC14074. There was a question of whether the complaint was properly served and whether the California courts have jurisdiction over us. The Grossmans filed an Application for Writ of Attachment which was denied on January 30, 2004. The Grossmans asked for $55,000  ($50,000 on the promissory note plus $5,000 interest); $304.40 in costs; and $24,000 in attorney's fees. The Grossmans, through a separate entity, Doctors Telehealth Network, purchased software from us, and it has not been paid for.  We filed a motion to quash the service of summons for lack of personal jurisdiction and to vacate a default judgment against us.  The court tentatively ruled in favor of the Grossmans.  However, after our oral argument on April 23, 2004, the court withdrew its tentative ruling and ruled in favor of us.  Specifically, the court ruled that we do not have sufficient contact with California to warrant the exercise of personal jurisdiction.  Based on this ruling, there is no action pending against us at this time.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2005, no securities were sold by us without registering the securities under the Securities Act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

During the quarter ended March 31, 2005, we were delinquent in the payment of interest and principal on a $50,000 promissory note payable to Kurt and Ann Grossman.  The note was due and payable on April 23, 2003, and bears interest of $5,000.  As of the filing date of this report, the total amount due on the note is $65,000, assuming an imputed annual interest rate of 10%.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.  The following exhibits are attached to this report:

31.1

Rule 15d-14 (a)  Certification by Principal Executive Officer

a.1

Rule 15d-14 (a)  Certification by Principal Financial Officer

32.2

Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

(b)    Reports.  On February 9, 2005, we filed a Form 8-K disclosing the change in auditing firms.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NMXS.com, INC.

Date:

May 16, 2005

By  /s/  Richard Govatski

Richard Govatski, President

Date:  May 16, 2005

By  /s/  Teresa Dickey

Teresa Dickey, Treasurer  (Principal

Financial Officer)