Form 10QSB
period 2005-06-30
NMXS COM INC
filed 2005-08-15
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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

YES [X] NO [   ]

NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF AUGUST 11, 2005 IS:   42,040,349.

TRANSFER AGENT AS OF AUGUST 11, 2005:  Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NMXS.com, Inc. and Subsidiaries
Consolidated Balance Sheets
(Rounded to the nearest thousand)
(UNAUDITED)

	June 30,
	2005	2004
Assets

Current assets:
Cash and equivalents	$-	$56,000
Accounts receivable, net	586,000	602,000
Inventory	5,000	6,000
Prepaid expenses and other assets	14,000	41,000
Total current assets	605,000	705,000

Furniture, equipment and improvements, net	76,000	111,000
Security deposits	11,000	40,000
Goodwill, net	-	75,000

	$692,000	$931,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$149,000	$73,000
Accrued expenses	486,000	417,000
Deferred revenue	42,000	30,000
Subscriptions payable	135,000	71,000
Notes payable	177,000	301,000
Total current liabilities	989,000	892,000

Stockholders' equity/(deficit):
Preferred stock, $0.001 par value, 500,000 shares authorized, 95 and 135 shares issued and outstanding as of 6/30/05 and 6/30/04, respectively	-	-

Common stock, $0.001 par value, 50,000,000 shares authorized, 39,272,093 and 30,827,479 shares issued and outstanding as of 6/30/05 and 6/30/04, respectively	39,000	31,000

Additional paid-in capital	9,921,000	9,017,000
Deferred compensation	(316,000)	(157,000)
Accumulated (deficit)	(9,941,000)	(8,852,000)
Total stockholders' equity/(deficit)	(297,000)	39,000

	$692,000	$931,000

NMXS.com, Inc. and Subsidiaries
Consolidated Statements of Operations
(Rounded to the nearest thousand)
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenue
Software sales and maintenance	$103,000	$220,000	$432,000	$490,000
Custom programming	18,000	37,000	68,000	38,000
License fees	7,000	85,000	15,000	110,000
Scanning services	43,000	45,000	92,000	88,000
Hardware sales	(2,000)	22,000	23,000	50,000
Other	1,000	-	4,000	1,000
	170,000	409,000	634,000	777,000

Operating costs and expenses:
Cost of services	125,000	90,000	256,000	175,000
General and administrative	288,000	205,000	547,000	440,000
Research and development	56,000	35,000	109,000	59,000
Total operating costs and expenses	469,000	330,000	912,000	674,000

Net operating income/(loss)	(299,000)	79,000	(278,000)	103,000

Other income (expense):
Interest income	-	-	-	-
Interest (expense)	(4,000)	(3,000)	(12,000)	(7,000)
(Loss) on disposal of fixed assets	-	-	-	-
Total other income (expense)	(4,000)	(3,000)	(12,000)	(7,000)

Net income(loss)	$(303,000)	$76,000	$(290,000)	$96,000

Earnings per share - basic	$(0.01)	$0.00	$(0.01)	$0.00

Earnings per share - fully diluted	$(0.01)	$0.00	$(0.01)	$0.00

Weighted average number of
common shares outstanding - basic	38,822,281	30,233,770	37,033,231	30,005,817

Weighted average number of
common shares outstanding - fully diluted	38,822,281	35,820,049	37,033,231	35,083,248

NMXS.com, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Rounded to the nearest thousand)
(UNAUDITED)

	For the six months ended
	June 30,
	2005	2004
Cash flows from operating activities
Net income	$(290,000)	$96,000
Adjustments to reconcile net (loss) to
net cash provided (used) by operating activities:
Common stock issued for salaries	257,000	16,000
Common stock issued for services	62,000	21,000
Common stock issued for interest	1,000	-
Depreciation and amortization	26,000	42,000
Changes in operating assets and liabilities:
Accounts receivable	(153,000)	(152,000)
Inventory	2,000	(3,000)
Prepaid expenses and other assets	12,000	(20,000)
Security deposits	-	(1,000)
Accounts payable	27,000	(49,000)
Accrued expenses	47,000	(48,000)
Deferred revenue	(44,000)	(40,000)
Net cash (used) by operating activities	(53,000)	(138,000)

Cash flows from investing activities
Acquisition of fixed assets	(17,000)	(12,000)
Disposal of fixed assets	-	-
Net cash (used) by investing activities	(17,000)	(12,000)

Cash flows from financing activities
Proceeds from notes payable	-	50,000
Repayment of note payable	(24,000)	(25,000)
Net proceeds from the issuance of common stock	53,000	170,000
Net proceeds from warrants/options exercised	41,000	-
Net cash provided by financing activities	70,000	195,000

Net increase (decrease) in cash equivalents	-	45,000
Cash equivalents - beginning	-	11,000
Cash equivalents - ending	$-	$56,000

Supplemental disclosures:
Interest paid	$6,000	$-

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

[7] Per share data:

The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock.  All potentially dilutive securities have been excluded from the computations since they would be antidilutive, however, these dilutive securities could potentially dilute earnings per share in the future. Options and warrants exercisable for 1,567,000 shares of common stock have been excluded from the diluted loss per share calculation for the year ended June 30, 2005, because inclusion of such would be antidilutive.

[8] Research and development expenses:

Costs of research and development activities are expensed as incurred.

[9] Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $12,000 and $7,000 for the six months ended June 30, 2005 and 2004, respectively.

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

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Common stock:

During the six-month period ended June 30, 2005, the Company effected the following stock transactions:

The Company issued a total of 1,325,000 shares of its $0.001 par value common stock to Brian McGowan as part of a five year consulting agreement in the amount of $79,000.  The entire amount is considered deferred compensation.  During the six months ended June 30, 2005, $30,000 of the compensation was earned.

The Company issued a total of 1,005,000 shares of its $0.001 par value common stock to Brian McGowan as part of a separate seven year consulting agreement in the amount of $131,000.  The entire amount is considered deferred compensation.  During the six months ended June 30, 2005, $25,000 of the compensation was earned.

The Company issued a total of 1,702,385 shares of the Company's $0.001 par value common stock to employees in lieu of salary, which was valued at $257,000.

The Company issued a total of 46,667 shares the Company's $0.001 par value common stock to outside contractors in exchange for services rendered of $7,000.

The Company issued a total of 520,517 shares of the Company's $0.001 par value common stock which were related to the exercise of options/warrants in exchange for $42,000 cash.

The Company issued a total of 640,000 shares of the Company's $0.001 par value common stock which were related to the conversion of 40 shares of Series A convertible preferred stock.

The Company issued a total of 1,193,066 shares of the Company's $0.001 par value common stock for cash in the amount of $132,000.

Warrants:

During the six-month period ended June 30, 2005 there were no warrants issued and 520,517 exercised.

The following is a summary of warrants outstanding as of June 30, 2005:

Number of Warrants	Exercise Price	Expiration Date
1,161,545	$0.21	July 24, 2012

Stock options:

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock- based compensation prescribed therein are shown below. Exercise prices and weighted-average contractual lives of stock options outstanding as of June 30, 2005 are as follows:

Options Outstanding				Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.10-$0.30	3,914,500	5.75	$0.06	3,310,167	$0.06
$0.31-$0.50	160,000	3.88	$0.36	160,000	$0.36
$0.54-$0.83	60,000.83		$0.61	60,000	$0.61

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Summary of Options Granted and Outstanding:

	For the six months ended June 30,
	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	4,183,030	$0.08	6,042,824	$0.12
Granted	-	$ -	-	$ -
Cancelled	(48,530)	$0.06	(322,049)	$0.26
Exercised	-	-	-	-
Outstanding at end of year	4,134,500	$0.08	5,720,775	$0.12

The following table summarizes the pro forma operating results of the Company for the six months ended June 30, 2005 and 2004 had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

	2005	2004
Net income- as reported	(290,000)	96,000
Pro forma effects of stock-based compensation	(12,000)	(16,000)
Net (loss) - pro forma	(303,000)	80,000

(Loss) per share - as reported	($0.01)	$0.00
Pro forma effects of stock-based compensation	-	-
(Loss) per share - pro forma	($0.01)	$0.00

As of June 30, 2005, the Company has reserved 1,000,000 shares of its common stock for issuance upon exercise of stock options and warrants.

NOTE C - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of June 30, 2005 consisted of the following:

Computers	$ 313,000
Furniture, fixtures and equipment	112,000
Automobiles	38,000
Leasehold improvements	12,000
475,000
Accumulated depreciation	(399,000)
$ 76,000

NOTE D - NOTE PAYABLE

During January 2001, the Company borrowed $300,000. The loan is collateralized by substantially all of the Company's assets and personally guaranteed by an officer of the Company. Additional collateral was provided by a letter of credit issued by a then unrelated third party. The letter of credit expired on January 19, 2002. The note was renewed with a due date of July 24, 2002 at a current interest rate of 7%. On July 24, 2002, the Company paid $50,000 of principal and $10,525 of interest. The remaining $250,000 of principal was extended to October 24, 2002 at a current interest rate of 7%. On October 24, 2002 the Company paid $25,000 of principal and $4,555 of interest. The remaining $225,000 of principal was extended until April 24, 2003 at a current interest rate of 7%.  On April 24, 2003, the Company paid $12,224 of principal and $12,768 of interest.  The remaining $212,776 of principal was extended until October 15, 2003 at a current interest rate of 7%.  On October 20, 2003, the Company negotiated a payment of $25,000 in principal and $7,500 in interest and extended the note to April 23, 2004.  On March 27, 2004, the Company received a notice from the bank to extend the note to October 15, 2004 upon payment of an additional $25,000 of principal and approximately $6,000 of accrued interest, which was paid on April 5, 2004.  On October 8, 2004, the Company paid $25,000 of principal and $6,000 of interest, and the remaining $138,168 was extended until April 15, 2005.  In May 2005, the Company paid $24,000 of principal and $6,000 of interest, and the remaining $114,112 was extended until October 15, 2005.  As of June 30, 2005, the Company had a balance due of $114,000 plus accrued interest of $1,000.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On April 22, 2002, the Company borrowed $50,000.  The loan was due on April 23, 2003 at a current interest rate of 10% per annum.  This note is secured by 500,000 shares of the Company's $0.001 par value common stock.  As of June 30, 2005, the Company is in default and is negotiating with the note holder.

In April 2002, the Company borrowed $12,500.  The loan is due on demand and bears no interest.  As of June 30, 2005, the Company had a balance due of $12,500.

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

NOTE E - RELATED PARTY TRANSACTIONS

Consulting agreement:

The Company entered into a consulting agreement with Brian McGowan to advise the CEO on business strategy and to formulate marketing ideas. The term of the employment agreement is for approximately five years commencing on July 1, 2003 and terminating on December 31, 2008.  Mr. McGowan will receive a total of 5,500,000 shares of the Company's $0.001 par value common stock valued at $330,000.  As of June 30, 2005, he was paid a total of 5,500,000 shares of common stock, but he has earned only 2,000,000 shares and the difference of 3,500,000 shares is considered deferred compensation.  During the six-month period ended June 30, 2005, the Company has expensed $30,000 in consulting fees.

On January 27, 2005, the Company entered into a second consulting agreement with Brian McGowan to assist the Company's CEO in the structure, formation, marketing and growth of two joint venture partnerships involving the Company's consumer products division and the Company's wholly-owned subsidiary (Working Knowledge, Inc.). The term of the employment agreement is for approximately seven years commencing on January 27, 2005 and terminating on December 31, 2011.  Mr. McGowan will receive a total of 3,220,000 shares of the Company's $0.001 par value common stock valued at $419,000.  As of June 30, 2005, the shareholder was paid a total of 1,005,000 shares of common stock, but he has earned only 192,000 shares and the difference of 813,000 shares is considered deferred compensation.  During the six-month period ended June 30, 2005, the Company has expensed $25,000 in consulting fees.

NOTE F- MAJOR CUSTOMERS

During the six-month period ended June 30, 2005, two customers accounted for 60% of the Company's revenue.  The Company recognized $300,000 as revenue and $0 as expense from barter agreements for the six-month period ended June 30, 2005.

As of June 30, 2005, balances due from two customers comprised 77% of total accounts receivable.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

In the past, Working Knowledge, Inc. provided data maintenance services related to the NMS digital asset management system. The data maintenance services have been absorbed into New Mexico Software, and Working Knowledge, Inc. has been redefined to include those product divisions for which joint venture projects are being formed.  Therefore, at this time, Working Knowledge, Inc. includes the healthcare division and the Sox Advisors division.  These divisions are centered around the products XR-EXpress and SOXtrac.  Information related to the Company's reportable segments for the six months ended June 30, 2005 is as follows:

	NMS	WKI	Total
Revenue	$ 615,000	$ 19,000	$ 634,000

Cost of services	229,000	27,000	256,000
General and administrative	537,000	10,000	547,000
Research and development	107,000	2,000	109,000

Operating income (loss)	(258,000)	(20,000)	(278,000)

Total assets	$669,000	$ 23,000	$ 692,000

WKI revenue consists primarily of software maintenance and diagnostic reports for XR-EXpress customers.

A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

Segment's operating income

$   (278,000)

Other expense

       (12,000)

Consolidated net loss/comprehensive loss

$   (290,000)

Prior to acquisition of Working Knowledge, Inc., in April 2000, the Company operated within one business segment.

For the six months ended June 30, 2005, amortization and depreciation expense amounted to $26,000 and $0 for NMS and WKI, respectively.  Also, total fixed asset additions amounted to $16,000 and $1,000 for NMS and WKI, respectively, while gross fixed asset balance disposals amounted to $8,000 and $0 for NMS and WKI, respectively.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H - COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico and California.  Future minimum lease payments as of June 30, 2005 are as follows:

Year	Amount
2005	$ 48,000
2006	$ 73,000
2007	$ 60,000
2008	$ 60,000
2009	$ 20,000

Rent expense for the six months ended June 30, 2005 and 2004 amounted to $40,000 and $30,000, respectively.

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2003. The agreement allows for a one-year renewal option unless terminated by either party.  Base salary is $44,000 per annum with available additional cash compensation as defined in the agreement.  Compensation under this agreement of $22,000 is included in general and administrative expenses for the six months ended June 30, 2005.  The non-competition agreement commences upon the termination of the employment agreement for a period of one year.   As of June 30, 2005, there was a total of $118,000 in accrued payroll for this executive.

Outstanding Payroll Taxes:

The Company has estimated unpaid Federal and State payroll taxes totaling $279,000 as of June 30, 2005, including estimated penalties and interest. The penalties and interest associated with this liability is estimated to be in excess of 20% of the total payroll taxes due, and the Company has accrued $75,000 in penalties and interest.

On June 1, 2003, the Company settled with the State of New Mexico and agreed to pay $1,000 per month of past due payroll taxes plus the current amount due.  During the six months ended June 30, 2005, the Company paid a total of $6,000 of past due payroll taxes.

On October 17, 2003, the Company settled with the IRS and agreed to pay $5,000 per month of past due payroll taxes plus the current amount due.  During the six months ended June 30, 2005, the Company paid a total of $30,000 of past due payroll taxes.

NOTE I - LEGAL PROCEEDINGS

Grossman Lawsuit:  Kurt Paul Grossman and Ann Grossman filed a complaint for Breach of Contract on a Promissory Note against us on November 25, 2003, in the Superior Court of California, Orange County Division, case # 03CC14074. There was a question of whether the complaint was properly served and whether the California courts have jurisdiction over us. The Grossmans filed an Application for Writ of Attachment which was denied on January 30, 2004. The Grossmans asked for $55,000  ($50,000 on the promissory note plus $5,000 interest); $304.40 in costs; and $24,000 in attorney's fees. The Grossmans, through a separate entity, Doctors Telehealth Network, purchased software from us, and it has not been paid for.  We filed a motion to quash the service of summons for lack of personal jurisdiction and to vacate a default judgment against us.  The court tentatively ruled in favor of the Grossmans.  However, after our oral argument on April 23, 2004, the court withdrew its tentative ruling and ruled in favor of us.  Specifically, the court ruled that we do not have sufficient contact with California to warrant the exercise of personal jurisdiction.  Mr. Grossman appealed this ruling on the issue of the quashing of service on jurisdictional grounds.  After the case was fully briefed to the Appellate Court, the Appellate Court affirmed the decision of the trial court, in favor of us, finding that there was no jurisdiction in California for this matter.  The Appellate Court also stated that the Company "shall recover its costs on appeal."  Because of the Appellate Court's ruling, the Grossman action is no longer pending against us.

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

One of the most significant issues affecting our type of business is that the Internet as a commercial industry is less than ten years old.  Therefore, the entire industry is subject to intense competition and rapidly changing conditions, causing uncertainty and inconsistencies for the individual companies operating within that industry.  According to the Standard & Poors Industry Survey "Computers:  Consumer Services & The Internet" dated March 3, 2005, two key factors used to analyze Internet-related companies are: 1 - "because many Internet-related companies do not generate consistent and substantial earnings, and some have only a small base of revenues, such firms often are valued largely on their prospects for future growth", and 2 - for Internet-related companies "qualitative assessments are crucial in helping to determine the competitive position, growth opportunities, and value of an Internet company".  According to Standard & Poors, some of the qualitative items investors should look at in addition to financial statement analysis are business models, competitive positioning, management's vision and execution, diversification of revenue streams, capital requirements, ability to recruit and retain skilled software programmers, ability to convert new ideas into saleable offerings quickly, ability to capitalize on the unique benefits offered by the Internet, and the ability to generate new ideas, market new products and foster an entrepreneurial and innovative corporate structure.  We believe that these subjects apply to New Mexico Software.

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

Some challenges we face in the next year are continuing to develop a sales force and distribution channels in order to market our products, as well as educating potential customers about the benefits of digital lifecycle systems.  We have hired two executive managers to focus on marketing XR-EXpress, and we have hired a manager to focus on the consumer products division. These executive managers are known as SME's (Subject Matter Experts) who have had the experience to understand the broad range of requirements needed to successfully manage complex IT structures, technology, client relationships and products.

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

We presently realize revenues from four primary sources:  (i) software sales, maintenance and hosting; (ii) custom programming services; (iii) license fees; and (iv) scanning and other services.  We also occasionally realize revenues from hardware sales when the hardware is sold together with the software.  To date, license fees and software sales have been directly related.  With each sale of our products, the end user enters into a license agreement for which an initial license fee is paid.  The license agreement also provides that in order to continue the license, the licensee must pay an annual software maintenance fee for which the party receives access to product upgrades and bug fixes or product patches.  With the marketing of the new prepackaged products, management anticipates that revenues for direct software sales and technical support will increase as those products are sold and the associated technical support programs are purchased.  The change in focus to include our newer products reflects management's belief that a broader range of products and customers will provide greater stability in revenues.

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

Scanning services are performed principally for our entertainment clients.  To date, management has anticipated that these services will be reserved in the future primarily for existing customers and customers of our core products, although revenue could be generated from unsolicited customers.  Accordingly, we are currently assessing the importance of scanning services as part of an overall focus on client services during the coming year.

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

Revenue Recognition

The Company derives revenues from five general activities; the sale of software licenses to end users, software maintenance contracts, scanning and consulting services, software licenses that require us to provide significant production, customization or modification to our core software product, and third party hardware and software sales.

Our software recognition policies are in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, Software Revenue Recognition as amended.

The Company sells software licenses directly to its end user customers.  These sales do not require further commitment from the Company and are recognized upon persuasive evidence of an arrangement as provided by agreements executed by both parties, delivery of the software and determination that collection of a fixed or determinable fee is reasonably assured.

In connection with the sales of software licenses, we sell maintenance contracts that vary in terms.  Maintenance contract revenue is recognized on a straight-line basis over the life of the respective contract.

We follow the guidance in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require us to provide significant production, customization or modification.  Revenue is generally recognized for such arrangements under the percentage of completion method.  Under percentage of completion accounting, both the product license and consulting services revenue are recognized as work progresses based on labor hours incurred.  At June 30, 2005 and June 30, 2004, there were no custom software development arrangements in progress.

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

At June 30, 2005, the Company is involved in litigation related to a dispute over the validity of the issuance of 150,000 of the Company's common stock warrants.  The plaintiff has made a claim of damages of $1,500,000 against the Company.  We believe that we have adequate defenses and counter claims and therefore we have not accrued for any potential loss on this case nor are the 150,000 warrants included in the number of our potentially dilutive securities at June 30, 2005.

The Company is paying past due federal payroll taxes of approximately $269,000 (including estimated penalties and interest) at a rate of $5,000 per month.  The Company has accrued its estimate of interest and penalties of $75,000 on this past due amount.  However, the Company has received notices from the IRS reflecting interest and penalty amounts greater than $75,000.  The Company is close to negotiating an accelerated final settlement with the IRS. This will include the payment of the full amount owed to the IRS over a period of time. Negotiations are proceeding with the assistance of tax counsel.

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

RESULTS OF OPERATIONS

A summary of operating results for the three months ended June 30, 2005 and 2004 is as follows:

	2005		2004
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenues	$ 170,000	100.0%	$ 409,000	100.0%
Cost of service	125,000	73.5%	90,000	22.0%

Gross profit	45,000	26.5%	319,000	78.0%

General & administrative	288,000	169.4%	205,000	50.1%
Research & development	56,000	32.9%	35,000	8.6%

Net operating (loss)	(299,000)	(175.9)%	79,000	19.3%

Other income (expense)	(4,000)	(2.4)%	(3,000)	(0.7)%

Net income (loss)	(303,000)	(178.2)%	76,000	18.6%

Earnings (loss) per share	($ 0.01)		$ 0.00

A summary of operating results for the six months ended June 30, 2005 and 2004 is as follows:

	2005		2004
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenues	$ 634,000	100.0%	$ 777,000	100.0%
Cost of service	256,000	40.4%	175,000	22.5%

Gross profit	378,000	59.6%	602,000	77.5%

General & administrative	547,000	86.3%	440,000	56.6%
Research & development	109,000	17.2%	59,000	7.6%

Net operating (loss)	(278,000)	(43.8)%	103,000	13.3%

Other income (expense)	(12,000)	(1.9)%	(7,000)	(0.9)%

Net income (loss)	(290,000)	(45.7)%	96,000	12.4%

Earnings (loss) per share	($ 0.01)		$ 0.00

Revenues:  Total revenues decreased 58.4%, or $239,000, for the quarter ended June 30, 2005, as compared to the same period in the prior year (the "comparable prior year period").  These revenues were primarily generated from the following four revenue streams:

1.  Revenues generated by software sales decreased 99%, or $146,000, for the quarter ended June 30, 2005, as compared to the comparable prior year period.  This decrease is attributable to two large sales of our software in the second quarter of 2004 ($50,000 and $90,000), coupled with no significant sales in the same quarter of 2005.  We completed the development phase of Roswell, XR-EXpress and our three desktop products during 2004.  As a result, sales of these products have only recently begun to impact our revenues and their sales growth is still inconsistent, especially for products at the enterprise level.  We anticipate that sales of Roswell and XR-EXpress will increase gradually over the next two years; however, since they are high-level enterprise systems, their sales are characterized by a small number of contracts with much higher revenues than our other products.  As a result, their sales growth will most likely be inconsistent from one quarter to the next.  Development was completed on our three desktop products in the third quarter of 2004, and we have been anticipating that sales of the enterprise products would be balanced by sales of our desktop products.  However, we have shifted our priorities during the last few months to focus on the development of the next version of our Digital Filing Cabinet.  We believe that the revamped Digital Filing Cabinet provides greater market opportunities and greater potential return on investment at this time than the desktop products.  It will be available during the third quarter of 2005.

Revenues from software maintenance increased 42% or $30,000 for the second quarter of 2005 as compared to the comparable prior year period.  This increase is due to the addition of several new hosting agreements.  Software maintenance consists mainly of hosting and managing our customers' data on our systems, and to a lesser extent includes technical support programs associated with our products.  We will continue hosting for various existing clients and for our Roswell and XR-EXpress products.  In addition, we are now offering the Digital Filing Cabinet as a hosted model.  Therefore, management anticipates that revenues from software maintenance will increase in the coming year.

2.  Custom programming revenue decreased 53%, or $20,000, for the quarter ended June 30, 2005, as compared to the comparable prior year period.  This decrease was attributable to a reduced number of contracts for custom programming during the second quarter of 2005.  Approximately 10% of the customers that purchase our products will require customization, and we continue to offer this service.  In addition, our Roswell and XR-EXpress products are offered chiefly as customizable packages, so we anticipate that custom programming projects associated with new product purchases will continue to provide revenues in this category.  We currently are working on two major projects involving custom programming.  We also continue to offer programming services for customer database integration.  Therefore, we anticipate that this revenue source will increase in the coming year.

3.  Revenues generated by license fees decreased 92%, or $78,000 during the quarter ended June 30, 2005, as compared to the comparable prior year period.  This decrease is primarily attributable to two factors.  During the second quarter of 2004 we billed the second installment of a software license to one customer for $70,000, whereas in the first quarter of 2005 we did not enter into any significant new license agreements.  Although our products have been developed using open source code, we have added additional code that is considered proprietary technology, particularly in our Roswell, XR-EXpress, and Santa Fe products.  This additional technology can be licensed, however we anticipate generating license fees only from the enterprise-level products in the future.  As a result, management believes that this category may increase modestly but probably not significantly in the coming years.  We anticipate that most revenues will be generated from sales of our software products and monthly software maintenance agreements.

4.  Revenue generated by scanning services decreased 2%, or $1,000 for the quarter ended June 30, 2005, as compared to the comparable prior year period.  We continued our progress on a long-term scanning project with a major movie studio. This studio has committed to scan over 5,000 titles for this project.  At the current rate of progress, we expect the project to continue for approximately two to three years.  We had no additional scanning projects during the quarter.  In general, management is currently assessing the importance of scanning services as part of an overall focus on client services during the coming year.  Although we are not emphasizing scanning services at this time, we anticipate that this revenue source will continue to remain steady during the coming year due to the long-term project mentioned above.

We also generated other revenue from hardware sales and the sale of other miscellaneous items and services.  Revenue generated by these other items decreased 100% or $24,000 for the quarter ended June 30, 2005, as compared to the comparable prior year period.  A credit issued to one customer for hardware returned offset the small amount of hardware sales we experienced during the quarter.

Cost of Services.  Cost of services increased 39%, or $35,000, for the quarter ended June 30, 2005, as compared to the comparable prior year period.  Substantially all of the increase is due to the hiring of additional engineering staff in the last few months, and the remainder is due to the cost of additional bandwidth for our internet connections.  During the current year, over 80% of our cost of sales consists of engineering salaries and compensation-related expenses.  We consider these salaries to be directly associated with our ability to generate revenues, however, they do not vary with revenues in that much of those costs are fixed.  As a result, the gross margin percent will vary as sales vary.

For the quarter ended June 30, 2005, cost of services as a percentage of revenues was 73.5%, as compared with 22.0% for the comparable prior year period.  Management anticipates that as revenues increase in the coming year, the cost of goods and services required to support those revenues will continue to increase, and engineering salaries will also increase as we hire additional staff to support a greater number of products and customers.  However, we expect that revenues will increase at a greater rate than cost of services, since most of our costs are relatively fixed.  We believe the range of percentages during 2004 is more indicative of the percentage of costs associated with future revenues, but until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

General and Administrative.  General and administrative expenses increased 40%, or $83,000, for the quarter ended June 30, 2005, as compared to the comparable prior year period.  Approximately 78% ($65,000) of this increase is attributable to additional legal fees during the quarter related to the Grossman litigation described in Legal Proceedings below.  The remainder of the increase is due to the combination of several factors, including increased advertising, consulting and accounting fees, offset by decreased office rent and depreciation.  General and administrative expenses as a percentage of revenues were 169.4%, as compared with 50.1% for the comparable prior year period, mainly due to decreased revenues during the current period.  Management believes the ratio of general and administrative costs to revenues will decrease in the future because revenues will increase at a greater rate than general and administrative costs, but until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

Research and Development.  Research and development expenses increased 60%, or $21,000, for the quarter ended June 30, 2005, as compared to the comparable prior year period.  This increase is primarily attributable to additional staffing compared to the second quarter of last year.  During 2005, over 90% of our research and development costs are directly associated with staffing.  In the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software which require modification.  Management anticipates that research and development costs in the future will focus both on the upgrading of our existing products and the continued development of new products using our core technology; therefore they will remain relatively steady or increase slightly in the coming year.

Other Income.  Interest expense increased 33%, or $1,000 for the quarter ended June 30, 2005, as compared to the comparable prior year period.  The increase in interest expense was associated with the fact that we did not accrue interest associated with several of our notes payable during the second quarter of 2004.  (This underaccrual was corrected in the third quarter of 2004.)  There was no loss on disposal of fixed assets in the second quarter of 2005.

In general, our key indicator of operating progress is gross revenue.  For the six-month period ending June 30, 2005, personnel-related expenses have accounted for approximately 60% of our operating expenses, with fixed costs such as building and equipment rent, utilities, insurance, communications and depreciation accounting for an additional 12%.  The only personnel-related costs that are directly variable with sales are those associated with custom programming, because they are directly billable.  This means that approximately 70% of our expenses are relatively fixed.  All of the remaining expenses vary, but less than 5% varies directly with sales. We will incur more definite variable costs associated with our new consumer products, however, we don't expect to have a significant impact from these sales during 2005.  As a result, during 2005 we anticipate that gross revenue will continue to be our primary indicator of when we will achieve profitability and break-even cash flow.

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

In the past, Working Knowledge, Inc. provided data maintenance services related to the NMS digital asset management system. We have absorbed the data maintenance services into New Mexico Software, and redefined Working Knowledge, Inc. to include those product divisions for which we are forming the joint venture projects. Therefore, at this time, Working Knowledge, Inc. includes the healthcare division, which is centered around the product XR-EXpress.  Information related to the Company's reportable segments for the six months ended June 30, 2005 is as follows:

2005

	NMS	WKI
Revenue	$ 615,000	$ 19,000

Cost of services	229,000	27,000
General and administrative	537,000	10,000
Research and development	107,000	2,000
Impairment of goodwill	-	-

Operating income (loss)	(258,000)	(20,000)

Total assets	$669,000	$ 23,000

In the second quarter of 2004, XR-EXpress and the healthcare division did not exist.  Therefore, only 2005 data is reflected in the table, since no comparison is available.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, cash and cash equivalents totaled $0, representing no change from the beginning of the period.

Operating activities used $53,000 of cash for the six months ended June 30, 2005, as compared to using $138,000 for the comparable prior year period.  The decrease in the net use of cash was a result of several factors.  In the first half of 2004, we used $97,000 to pay down our accounts payable and accrued expenses, while in the first half of 2005 our combined accounts payable and accrued expenses increased, providing a source of cash of $74,000.  One other significant source of funds during 2005 was the issuance of common stock for salaries and services, which provided $319,000, as opposed to providing only $37,000 during the same period in 2004.

We continue to accrue the salary of our president, Richard Govatski, which at June 30, 2005, was an aggregate of $118,000.  Total past due payroll taxes due as of June 30, 2005, were approximately $279,000, including penalties and interest.

The following table shows current balances and payment details of our obligations as of June 30, 2005:

	Jun 30	Negotiated	Payment
	Balance	Payment	Frequency
Notes Payable:
Los Alamos National Bank note + interest	114,000	25,000	semiannually
Grossman + interest	65,000	In negotiations
Demand note	13,000

Past due Accounts Payable:
New Mexico payroll taxes	10,000	1,000	monthly
IRS + estimated penalties & interest	269,000	5,000	monthly
Attorney fees	5,000	1,000	monthly
Attorney fees	6,000	No payment plan established yet

Other payables (current)	158,000
Subscriptions payable	135,000
Accrued payroll and deferred revenue	214,000

Total Liabilities per Balance Sheet	989,000

Accounts receivable increased from $433,000 at December 31, 2004 to $586,000 at June 30, 2005, constituting a use of funds in the amount of $153,000 during the six months ended June 30, 2005.  The increase is entirely due to a barter transaction for the sale of software to Forbes.com in return for advertising for $300,000.  This transaction is in addition to $135,000 of advertising still owed to us for a prior barter transaction.  Although no schedule has been determined (nor is one required by the agreement), we anticipate using a portion of the advertising credits during 2005.

Investing activities used $17,000 for the six months ended June 30, 2005, as compared to $12,000 for the comparable prior year period.  We purchased $17,000 in new computer equipment for testing and demonstrating our Trinity Mothership and XR-EXpress products during the first six months of 2005.

Financing activities generated $70,000 in cash for the six months ended June 30, 2005, as compared to generating $195,000 for the comparable prior year period. The two key items resulting in this decrease are: 1-in 2004 our net borrowing generated funds of $25,000 as opposed to using $24,000 in 2005, and 2-we received only $94,000 in net proceeds from stock issuances in 2005 as opposed to $170,000 during the same period in 2004.

As of December 31, 2004, we had a note payable of $75,000 to First Mirage, Inc., plus accumulated interest of approximately $9,000. The note was secured by 400,000 shares of our common stock owned by the President/CEO of NMXS.com, Inc. On June 30, 2005, we elected to surrender the 400,000 shares owned by the President/CEO as payment in full of the loan and all accumulated interest. The Board of Directors has approved the issuance of 400,000 shares of restricted common stock to the President/CEO to replace the shares surrendered. This noncash transaction is not reflected in the cash flow.

Management anticipates that our primary uses of cash in the next year will be allocated to continue to satisfy delinquent obligations and for general operating purposes.  Our business strategy is to increase working capital by internal growth through the development of joint venture projects associated with our new products, continued hosting of our existing customers, sale of licenses for our Roswell products, maintenance of these licenses, and sales of our consumer products, as well as externally through the sale of potentially dilutive securities.  We may also continue to incur debt as needed to meet our operating needs.  In addition, we may be forced to issue additional equity compensation to employees and outside consultants to meet payroll and pay for needed legal and other services.

At June 30, 2005, we had an outstanding balance on a line of credit with Los Alamos National Bank (LANB) which was originally due on July 24, 2002.  The outstanding principal amount due at that date was $300,000, plus interest of $10,545.  We negotiated a three month extension on the repayment of the outstanding balance of the line of credit by reducing the principal amount of the debt with the payment of $50,000 and the payment of the interest due on July 24, 2002.  We were able to negotiate an extension of the amount due on the line of credit until April 24, 2003, by paying $25,000 of the principal amount due and $4,555 in interest due at October 24, 2002.  On April 24, 2003, we paid $12,224 of principal and $12,768 of interest, and we negotiated another six-month extension to October 20, 2003. On October 20, 2003 we negotiated an extension of the amount due until April 23, 2004 by paying $25,000 in principal and $7,500 in interest.  On March 27, 2004, we received a letter from LANB extending the note until October 15, 2004, with payment of $25,000 of principal and approximately $6,000 of interest due on April 15, 2004.  On April 5, 2004, we paid the $25,000 of principal and $6,000 of interest as agreed.  On October 4, 2004, we received a letter from LANB extending the note until April 15, 2005 upon payment of $25,000 of principal and approximately $6,000 of interest, which we paid on October 8, 2004.  The remaining $138,000 was extended until April 2005.  In May 2005, we paid $25,000 of principal and approximately $5,000 of interest, and the remaining balance was extended until October 15, 2005.  The outstanding principal balance was $114,000 at June 30, 2005.   The company has the necessary cash to continue to reduce the note under these circumstances.  Our inability to retire this debt, negotiate an extension of the payment amount and/or date, or obtain an alternative loan would likely have a material negative impact on our business, and could impair our ability to continue operations if the bank foreclosed on the note.  However, the bank has continued to extend the note six months at a time, providing we pay an agreed-upon amount of principal and interest at the time of the extension.  We believe that LANB will continue to work with us in this manner.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space.

Management anticipates that the capital requirements for operations for the next twelve months will be approximately $1,800,000 - $2,000,000, based on cash flow projections.  The company currently has contracts which provide for recurring revenues of approximately $700,000 over the next twelve months.  Although one annual contract for software maintenance for 2005 was prepaid at the end of 2004, the remaining software maintenance contracts provide a monthly cash flow of approximately $50,000.  Based on the prior two years' licensing and custom programming revenue, we can expect these services to generate an additional $200,000 - $300,000 over the next twelve months.  We have several projects in process (combined maintenance and custom programming) that will generate additional cash flow of approximately $30,000 per month plus initial custom programming fees of approximately $300,000.  We anticipate that new clients and our new products will provide the remaining necessary cash flow for the next year.

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

PART II

ITEM 1.

LEGAL PROCEEDINGS

Grossman Lawsuit:  Kurt Paul Grossman and Ann Grossman filed a complaint for Breach of Contract on a Promissory Note against us on November 25, 2003, in the Superior Court of California, Orange County Division, case # 03CC14074. There was a question of whether the complaint was properly served and whether the California courts have jurisdiction over us. The Grossmans filed an Application for Writ of Attachment which was denied on January 30, 2004. The Grossmans asked for $55,000  ($50,000 on the promissory note plus $5,000 interest); $304.40 in costs; and $24,000 in attorney's fees. The Grossmans, through a separate entity, Doctors Telehealth Network, purchased software from us, and it has not been paid for.  We filed a motion to quash the service of summons for lack of personal jurisdiction and to vacate a default judgment against us.  The court tentatively ruled in favor of the Grossmans.  However, after our oral argument on April 23, 2004, the court withdrew its tentative ruling and ruled in favor of us.  Specifically, the court ruled that we do not have sufficient contact with California to warrant the exercise of personal jurisdiction.  Mr. Grossman appealed this ruling on the issue of the quashing of service on jurisdictional grounds.  After the case was fully briefed to the Appellate Court, the Appellate Court affirmed the decision of the trial court, in favor of us, finding that there was no jurisdiction in California for this matter.  The Appellate Court also stated that the Company "shall recover its costs on appeal."  Because of the Appellate Court's ruling, the Grossman action is no longer pending against us.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2005, no securities were sold by us without registering the securities under the Securities Act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

During the quarter ended June 30, 2005, we were delinquent in the payment of interest and principal on a $50,000 promissory note payable to Kurt and Ann Grossman.  The note was due and payable on April 23, 2003, and bears interest of $5,000.  As of the filing date of this report, the total amount due on the note is $65,000, assuming an imputed annual interest rate of 10%.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits.  The following exhibits are attached to this report:

31.1

Rule 15d-14 (a)  Certification by Principal Executive Officer

31.1

Rule 15d-14 (a)  Certification by Principal Financial Officer

32.2

Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

(a)

Reports.  On April 5, 2005, we filed an amendment to Form 8-K disclosing the change in auditing firms.  On April 27, we filed a Form 8-K disclosing the appointment of a new Director.  On June 17, 2005, we filed a Form 8-K updating the status of the litigation with Kurt and Ann Grossman described above.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NMXS.com, INC.

Date:

August 12, 2005

By  /s/  Richard Govatski

Richard Govatski, President

Date:

August 12, 2005

By  /s/  Teresa Dickey

Teresa Dickey, Treasurer  (Principal

Financial Officer)