Form 10KSB/A
period 2004-12-31
NMXS COM INC
filed 2005-10-18
CIK 1101865

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1

FORM 10-KSB/A

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

We presently realize revenues from four primary sources:  (i) software sales, maintenance and hosting; (ii) custom programming services; (iii) license fees; and (iv) scanning and other services.  We also occasionally realize revenues from hardware sales when the hardware is sold together with the software, and occasionally from other services.  To date, license fees and software sales have been directly related.  With each sale of our enterprise-level products, the end user enters into a license agreement for which an initial license fee is paid.  The license agreement also provides that in order to continue the license, the licensee must pay an annual software maintenance fee for which the party receives access to product upgrades and bug fixes or product patches.  Software maintenance consists primarily of hosting and managing our customers' data on our servers, as well as technical support programs for our products.  This hosting and licensing structure will continue with both our Roswell and XR-EXpress products; therefore, we anticipate a positive impact on license fees, software maintenance, and custom programming revenues from sales of these products.  However, according to an article in Forbes magazine on March 29, 2004 entitled "A Hard Landing for Software", software companies are gradually relying less on the software license for revenues and more on professional services such as programming and consulting.  Management believes this trend applies to our revenues as well, since only our enterprise-level products will use this licensing structure.

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


Revenue Recognition

The Company derives revenues from three main activities: the sale of software licenses to end users, software hosting and maintenance contracts, and software licenses that require us to provide significant production, customization or modification to our core software product.  The Company also derives revenue from third party hardware and software sales, and from installation, training and consulting services.

Our software recognition policies are in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, Software Revenue Recognition as amended.

The Company sells software licenses directly to its end user customers.  These sales do not require further commitment from the Company and are recognized upon persuasive evidence of an arrangement as provided by agreements executed by both parties, delivery of the software, and determination that collection of a fixed or determinable fee is probable, in accordance with paragraph 8 of SOP 97-2.

In connection with the sales of software licenses for our enterprise-level products, we sell hosting and maintenance contracts that vary in terms.  With regard to the hosting arrangements, both the software application and the customer's data reside on our hardware.  The customer accesses and uses the software on an as-needed basis over the internet, and the customer does not have the right to take possession of the software.  Therefore, according to paragraph 5 of EITF 00-3, our hosting arrangements do not fall within the scope of SOP 97-2.  Accordingly, we recognize revenue from hosting services on a straight-line basis over the life of the respective contracts.   Maintenance contract revenue also is recognized on a straight-line basis over the life of the respective contracts, as this format best approximates the timing of the services rendered per paragraph 57 of SOP 97-2.

We follow the guidance in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require us to provide significant production, customization or modification to our core software.  Revenue is generally recognized for such arrangements under the percentage of completion method.  Under percentage of completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with paragraphs 85 through 91 of SOP 97-2.  We believe that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At December 31, 2003 and December 31, 2004, there were no custom software development arrangements in progress.



The sale of third party hardware and software generally is billed as a separate deliverable under consulting or custom development contracts.

Installation, training and consulting revenue is recognized as the services are rendered.  These services are accounted for separately per paragraph 65 of SPO 97-2.  They include services that are not essential to the functionality of the software. They are usually billed separately; however, if they are included in a software agreement with multiple elements, they are described separately in the contract.  Any amounts allocated to these services are based on the estimated number of hours required to complete the work, which is the same criteria used to bill for the services separately.

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

The application of SOP 97-2, as amended, requires judgment, including a determination that collectibility is probable and the fee is fixed and determinable.  On occasion, we have approved extended payment arrangements for certain customers.  In all cases except one, the extended payment arrangements did not exceed 120 days, therefore we considered collectibility to be probable as per paragraph 8 of SOP 97-2.  The revenue for the sale of the software licenses to these customers was recognized upon delivery of the software, in accordance with paragraph 28 of SOP 97-2.  In one case, a customer was allowed to pay a second installment at the end of twelve months.  Since that software license expired at the end of twelve months, the revenue from the second installment payment was recognized at the time that payment became due, in accordance with paragraph 29 of SOP 97-2.


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


Net accounts receivable decreased from $450,000 at December 31, 2003 to $433,000 at December 31, 2004.  Four customers account for $379,000 (87%) of the outstanding balance at December 31, 2004.  One is a December billing of $75,000 for 2005 services, one is a new contract of $65,000 an extended payment plan, one is an existing customer on a payment plan with a current balance of $104,000, and the other $135,000 is an agreement for advertising still owed to us, which we anticipate using during 2005.  The advertising agreement was a barter transaction, so this receivable will not directly generate cash.  However, it will allow us to generate advertising in the coming year without expending cash.  In this barter transaction we transferred customized software to the customer in return for print advertising.  Paragraph 2 of the Minutes of the 11/18/93 Meeting on EITF Issue 93-11 specifically refers to the transfer of non-monetary assets such as inventory in return for barter credits used to purchase goods and services such as advertising.  Paragraph 7 of those Minutes states that "it should be presumed that the fair value of the non-monetary asset exchanged is more clearly evident than the fair value of the barter credits received and that the barter credits should be reported at the fair value of the non-monetary asset exchanged."  The software and customization was valued at the same price it would have been valued if it had been sold for cash, so no impairment was recorded before the asset was transferred.  The revenue was recognized when the software was transferred to the customer in accordance with paragraph 8 of SOP 97-2, and a corresponding receivable for the barter credits was recorded at that time.  The advertising expense will be recognized as the ads are placed.  The value of any remaining barter credits will be reviewed at the end of each fiscal year for possible impairment, and any such impairment loss will be recorded at that time.


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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board

of NMXS.com, Inc.:

We have audited the accompanying consolidated balance sheet of NMSX.com, Inc. and subsidiaries as of December 31, 2004 and the related statements of operations, stockholders' equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NMXS.com, Inc. and subsidiaries as of December 31, 2004, and the consolidated results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

[2] Revenue recognition:

Our revenues are generally classified into three main categories: software license revenue, custom software development revenue, and maintenance and hosting revenue.The Company recognizes revenue in accordance with Statement of Position 97-2 "Software Revenue Recognition".

Revenue from proprietary software sales that does not require further commitment from the company is recognized upon shipment.  These sales are generally direct purchases of a software product and there is no other involvement by the Company.

The Company offers with certain sales of its software products a software maintenance, upgrade and support arrangement. These contracts may be elements in a multiple-element arrangement or may be sold in a stand-alone basis. Revenues from maintenance and support services are recognized ratably on a straight-line basis over the term that the maintenance service is provided. Maintenance contracts typically provide for 12-month terms with maintenance contracts. The Company typically charges 17% to 21% of the software purchase price for a 12-month contract with discounts available for longer-term agreements. Charges for hosting are likewise spread ratably over the term of the hosting agreement, with the typical hosting agreement having a term of 12 months, with renewal on an annual basis.  Hosting

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

services do not require the customer to purchase the software license, and the customer does not have the right or the ability to operate the software on its own.

Should the sale of its software involve an arrangement with multiple elements (for example, the sale of a software license along with the sale of maintenance and support to be delivered over the contract period), the Company allocates revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. The Company defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount at the time of the delivery of the product or when all other revenue recognition criteria have been met. Fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals of maintenance contracts. Fair value of services, such as training or consulting, is based upon separate sales of these services to other customers. Thus, these types of arrangements require us to make judgments about the fair value of undelivered arrangements.

For contracts and revenues related exclusively to custom software development services, the Company recognizes revenue and profit as work progresses on custom content service contracts using the percentage-of-completion method. This method relies on estimates of total expected contract revenue and costs as each job progresses throughout the relevant contract period. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a custom content service contract can be made.

From time to time, the Company effects sales of its enterprise-level software in return for barter credits for advertising.  The software is valued at the same price it would have been valued if it had been sold for cash.  The revenue is recognized when the software is transferred to the customer, along with a corresponding receivable for the barter credits.  The advertising expense is recognized as the ads are placed.  The value of any remaining barter credits is reviewed at the end of each fiscal year for possible impairment, and any such impairment loss is recorded at that time.   During the fiscal year ended December 31, 2004, the Company recognized $135,000 in revenue from barter transactions.  At December 31, 2004, the Company had $135,000 in barter credits receivable.

The Company also derives revenue from the sale of third party hardware and software.  Revenue from installation, training and consulting services is recognized when the services are rendered.  License revenue is recognized ratably over the term of the license.

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

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the "reasonable assurance" level. Under the supervision and with the participation of management, as of December 31, 2004, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

Changes in internal controls


In connection with our evaluation of our internal controls during the period ended December 31, 2004, our Certifying Officers have not identified any material deficiencies or weaknesses or other factors that have materially affected or are reasonably likely to materially affect these controls, and therefore, we have not made any changes to these controls.


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

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table.  The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2004, 2003 and 2002:

SUMMARY COMPENSATION TABLE

Annual Compensation

Long-Term Compensation

 ---------------------------------------   ------------------------------------------------------

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options
Richard Govatski	2004	$44,000 (4)	-0-	$0	-0-	-0-
President and CEO	2003	$20,000 (3)	-0-	$0	-0-	-0-
	2002	$120,000 (1)	-0-	$3,600 (2)	-0-	-0-

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information derived from the named person, or from the transfer agent, concerning the ownership of common stock as of December 31, 2004, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of the common stock; (ii) all directors and executive officers; and (iii) directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Richard Govatski	4,445,500	13.54%
5021 Indian School Rd. NE	4,945,500 (2) (including	15.06%
Albuquerque, NM 87110	500,000 options)

Teresa B. Dickey	107,563	*
	807,563 (3) (including	2.46%
	700,000 options)

John Handley	265,000 (4)	*
	765,000 (4) (including	2.33%
	500,000 options)

Executive Officers and Directors	4,818,063	14.67%
as a Group (3 Persons)	6,518,063 (including the	19.85% on a
	options set forth above)	fully diluted basis

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

NMXS.COM, Inc.

Date:  October 18, 2005                                              By /s/ Richard Govatski

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

Date:  October 18, 2005                                                    /s/ Richard Govatski

                                                                                             Richard Govatski, President, Chief Executive Officer

                                                                                             and Chairman of the Board of Directors

Date:  October 18, 2005                                                    /s/ Teresa B. Dickey

                                                                                               Teresa B. Dickey, Director, Secretary, Treasurer and Principal

                                                                                               Financial Officer

Date:  October 18, 2005                                                    /s/ John Handley

                                                                                               John E. Handley, Director