Form 10QSB/A
period 2005-03-31
NMXS COM INC
filed 2005-10-18
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1

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

TRANSFER AGENT AS OF OCTOBER 18, 2005:  Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117

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

The Company issued a total of 774,140 shares of the Company"s $0.001 par value common stock to employees in lieu of salary, which was valued at $121,000.

The Company issued a total of 46,667 shares the Company"s $0.001 par value common stock to outside contractors in exchange for services rendered of $7,000.

The Company issued a total of 520,517 shares of the Company"s $0.001 par value common stock which were related to the exercise of options/warrants in exchange for $41,000 cash.

The Company issued a total of 600,000 shares of the Company"s $0.001 par value common stock which were related to the conversion of 30 shares of Series A convertible preferred stock.

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

On April 22, 2002, the Company borrowed $50,000.  The loan was due on April 23, 2003 at a current interest rate of 10% per annum.  This note is secured by 500,000 shares of the Company"s $0.001 par value common stock.  As of March 31, 2004, the Company is in default and is negotiating with the note holder.

In April 2002, the Company borrowed $12,500.  The loan is due on demand and bears no interest.  As of March 31, 2004, the Company had a balance due of $12,500.

On March 1, 2003, the Company borrowed $25,000. The loan was due on September 30, 2003 at a current interest rate of 7% per annum until the due date and 18% per annum thereafter.  On August 29, 2003, the note was extended to December 31, 2003.   On December 31, 2003, the note was extended to April 15, 2004.  On April 15, 2004, the note was extended to June 30, 2004.  On May 21, 2004, the Company borrowed an additional $50,000.  The loan was due on demand at a current interest rate of 8% per annum.  The loans were secured by 400,000 shares of NMXS.com, Inc. common stock owned by the Company"s President/CEO.  On January 12, 2005, the Company received a letter requesting payment of the loans.  On March 31, 2005, the Company elected to surrender the 400,000 shares owned by the President/CEO as payment in full of the loan and accumulated interest of approximately $9,000.  The Board of Directors has approved the issuance of 400,000 shares of restricted common stock to the President/CEO to replace the shares surrendered.

NOTE E - RELATED PARTY TRANSACTIONS

Consulting agreement:

The Company entered into a consulting agreement with Brian McGowan to advise the CEO on business strategy and to formulate marketing ideas. The term of the employment agreement is for approximately five years commencing on July 1, 2003 and terminating on December 31, 2008.  Mr. McGowan will receive a total of 5,500,000 shares of the Company"s $0.001 par value common stock valued at $330,000.  As of March 31, 2005, he was paid a total of 5,500,000 shares of common stock, but he has earned only 1,750,000 shares and the difference of 3,750,000 shares is considered deferred compensation.  During the three month period ended March 31, 2005, the Company has expensed $15,000 in consulting fees.

On January 27, 2005, the Company entered into a second consulting agreement with Brian McGowan to assist the Company"s CEO in the structure, formation, marketing and growth of two joint venture partnerships involving the Company"s consumer products division and the Company"s wholly-owned subsidiary (Working Knowledge, Inc.). The term of the employment agreement is for approximately seven years commencing on January 27, 2005 and terminating on December 31, 2011.  Mr. McGowan will receive a total of 3,220,000 shares of the Company"s $0.001 par value common stock valued at $419,000.  As of March 31, 2005, the shareholder was paid a total of 180,000 shares of common stock, but he has earned only 77,000 shares and the difference of 103,000 shares is considered deferred compensation.  During the three month period ended March 31, 2005, the Company has expensed $10,000 in consulting fees.

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

NOTE G - REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on separate legal entities. On January 1, 2005, the Company reorganized its segments to more clearly reflect the Company"s direction and growth.  In addition to having a variety of products and services available, management has formulated a business strategy for the next two years that will take advantage of opportunities to market these products.   The current business strategy is to form up to twenty joint venture projects over the next two to three years.  These joint venture projects would be formed to develop, market and distribute various digital lifecycle management applications built around our core Roswell technology.

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

	NMS	WKI	Total
Revenue	$ 461,000	$ 3,000	$ 464,000

Cost of services	123,000	8,000	131,000
General and administrative	251,000	8,000	259,000
Research and development	51,000	2,000	53,000

Operating income (loss)	36,000	(15,000)	21,000

Total assets	$765,000	$ 10,000	$ 775,000

WKI revenue consists primarily of software maintenance and scanning services.

A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

Segment"s operating income                                $      21,000

Other income                                                               (8,000)

Consolidated net loss/comprehensive loss          $      13,000

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

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I - LEGAL PROCEEDINGS

Grossman Lawsuit:  Kurt Paul Grossman and Ann Grossman filed a complaint for Breach of Contract on a Promissory Note against us on November 25, 2003, in the Superior Court of California, Orange County Division, case # 03CC14074. There was a question of whether the complaint was properly served and whether the California courts have jurisdiction over us. The Grossmans filed an Application for Writ of Attachment which was denied on January 30, 2004. The Grossmans asked for $55,000  ($50,000 on the promissory note plus $5,000 interest); $304.40 in costs; and $24,000 in attorney"s fees. The Grossmans, through a separate entity, Doctors Telehealth Network, purchased software from us, and it has not been paid for.  We filed a motion to quash the service of summons for lack of personal jurisdiction and to vacate a default judgment against us.  The court tentatively ruled in favor of the Grossmans.  However, after our oral argument on April 23, 2004, the court withdrew its tentative ruling and ruled in favor of us.  Specifically, the court ruled that we do not have sufficient contact with California to warrant the exercise of personal jurisdiction.  Based on this ruling, there is no action pending against us at this time.

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

Manhattan Scientifics Lawsuit:  On March 9, 2004, our legal counsel received a letter from an attorney representing Manhattan Scientifics.  The letter threatened litigation against us for alleged breach of contract and against Richard Govatski for alleged tortious interference with contract.  This is based on the fact that we were alleged to have declined to honor Manhattan Scientifics" request for a cashless exercise of 150,000 of our Common Stock Purchase Warrants (the "Warrants") allegedly issued to Manhattan Scientifics.  It is our position that the Warrants, among other things, were issued in a transaction that was not an arms-length transaction and therefore, the Warrants should be cancelled, and that in any event, the alleged cashless exercise was not properly done and itself is a nullity.  In May 2004, Manhattan Scientifics filed a suit in Federal Court in New York against us and Mr. Govatski for damages in this matter.  The case was dismissed by the Federal Court due to a lack of diversity jurisdiction.  On June 25, 2004, we were served with a complaint filed in the Supreme Court of the State New York, County of New York, Index No. 601793/04, asserting the same claims.  Manhattan Scientifics seeks damages against us for an alleged breach of contract for failure to allow the cashless exercise, in an amount of $1.5 million, and alleges a tortious interference claim against Mr. Govatski.

We served our Answer to the Complaint on August 16, 2004.  Mr. Govatski is seeking dismissal of the claim against him for lack of personal jurisdiction and for failure to state a claim.  Mr. Govatski"s motion to dismiss has been fully submitted to the court, but has not yet been decided. Along with our Answer, we are asserting Counterclaims against Manhattan Scientifics for monies owed by Manhattan Scientifics and for a declaratory judgment, and against a former Company Director, Marvin Maslow for fraud and breach of fiduciary duty due to his persuading the Company to enter into the Warrant transaction with Manhattan Scientifics, which we contend was done for the benefit of Maslow and Manhattan Scientifics, and not for the benefit of the Company.   We believe that due to the fact that Mr. Maslow and a second former Company director (Scott Bach), were also Directors of Manhattan Scientifics at the time of the transactions in dispute, and constituted two of the Company"s three Directors at the time, Mr. Maslow and Mr. Bach should have excused themselves from participating in negotiating and voting on the issue of whether to approve the Warrants. Messrs. Maslow and Bach resigned as our Directors in December 2002.   It is our position that such financial conflicts include Mr. Maslow"s causing the Company to pay for third-party consulting services provided to Manhattan Scientifics, while stating  that such services would be provided to, and were needed by, the Company as part of the transaction.  It is our position that Mr. Maslow also misrepresented the fairness of the transaction in dispute at the time to us, which we contend was being done for the benefit of Mr. Maslow and Manhattan Scientifics, to the detriment of the Company  In our counterclaims, we are seeking, among other relief, a determination that the Warrants should be declared null and void from inception, plus damages against Mr. Maslow.  It is further our position that even if the Warrants were properly issued (we contend they were not), the Warrants were never properly exercised by Manhattan Scientifics.  Manhattan Scientifics and Mr. Maslow have moved to dismiss certain of our Counterclaims alleged against them.  That motion too has been fully submitted to the court, but not yet decided.

ITEM 2.

MANAGEMENT"S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

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

One of the most significant issues affecting our type of business is that the Internet as a commercial industry is less than ten years old.  Therefore, the entire industry is subject to intense competition and rapidly changing conditions, causing uncertainty and inconsistencies for the individual companies operating within that industry.  According to the Standard & Poors Industry Survey "Computers:  Consumer Services & The Internet" dated March 3, 2005, two key factors in analyzing Internet-related companies are that "because many Internet-related companies do not generate consistent and substantial earnings, and some have only a small base of revenues, such firms often are valued largely on their prospects for future growth", and that for Internet-related companies "qualitative assessments are crucial in helping to determine the competitive position, growth opportunities, and value of an Internet company".  According to Standard & Poors, some of the qualitative items investors should look at in addition to financial statement analysis are business models, competitive positioning, management"s vision and execution, diversification of revenue streams, capital requirements, ability to recruit and retain skilled software programmers, ability to convert new ideas into saleable offerings quickly, ability to capitalize on the unique benefits offered by the Internet, and the ability to generate new ideas, market new products and foster an entrepreneurial and innovative corporate structure.  We believe that these subjects apply to New Mexico Software.

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

Some challenges we face in the next year are continuing to develop a sales force and distribution channels in order to market our products, as well as educating potential customers about the benefits of digital lifecycle systems.  We have hired two executive managers to focus on marketing XR-EXpress, and we have hired a manager to focus on the consumer products division (Santa Fe, White Sands, Taos and Trinity Mothership).  We also have made the same commitment for our Sox Advisors products and services.  These executive managers are known as SME"s (Subject Matter Experts) who have had the experience to understand the broad range of requirements needed to successfully manage complex IT structures, technology, client relationships and products.

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

We presently realize revenues from four primary sources:  (i) software sales, maintenance and hosting; (ii) custom programming services; (iii) license fees; and (iv) scanning and other services.  We also occasionally realize revenues from hardware sales when the hardware is sold together with the software, and occasionally from other services.  To date, license fees and software sales have been directly related.  With each sale of our products, the end user enters into a license agreement for which an initial license fee is paid.  The license agreement also provides that in order to continue the license, the licensee must pay an annual software maintenance fee for which the party receives access to product upgrades and bug fixes or product patches.  With the marketing of the new prepackaged products, management anticipates that revenues for direct software sales and technical support will increase as those products are sold and the associated technical support programs are purchased.  The change in focus to include our newer products reflects management"s belief that a broader range of products and customers will provide greater stability in revenues.

Software maintenance consists primarily of hosting and managing our customers" data on our servers, and to a lesser extent includes technical support programs for our products.  This hosting and licensing structure will continue with both our Roswell and XR-EXpress products; therefore, we anticipate a positive impact on license fees, software maintenance, and custom programming revenues from sales of these products.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management"s initial estimates as reported.  A summary of our significant accounting policies is detailed in the notes to the financial statements which are an integral component of this filing.


Revenue Recognition

The Company derives revenues from five general activities; the sale of software licenses to end users, software hosting and maintenance contracts, third party hardware and software sales, installation, training and consulting services, and software licenses that require us to provide significant production, customization or modification to our core software product.

Our software recognition policies are in accordance with the American Institute of Certified Public Accountants" Statement of Position ("SOP") 97-2, Software Revenue Recognition as amended.

The Company sells software licenses directly to its end user customers.  These sales do not require further commitment from the Company and are recognized upon persuasive evidence of an arrangement as provided by agreements executed by both parties, delivery of the software, and determination that collection of a fixed or determinable fee is probable, in accordance with paragraph 8 of SOP 97-2.

In connection with the sales of software licenses, we sell hosting and maintenance contracts that vary in terms.  With regard to the hosting arrangements, both the software application and the customer"s data reside on our hardware, the customer accesses and uses the software on an as-needed basis over the internet, and the customer does not have the right to take possession of the software.  In this situation, we can consider that delivery of the software occurs over the term of the arrangement according to paragraph 7 of EITF 00-3, which allows the hosting revenue to be recognized over the term of the arrangement per paragraph 8 of SOP 97-2.  Accordingly, we recognize revenue from hosting services on a straight-line basis over the life of the respective contracts.   Maintenance contract revenue also is recognized on a straight-line basis over the life of the respective contracts, as this format best approximates the timing of the services rendered per paragraph 57 of SOP 97-2.

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

Goodwill

Goodwill was recognized in the Company"s acquisition of Working Knowledge, Inc. In December 2004, based upon the Company"s impairment analysis, the remainder of the goodwill was written off.

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

At March 31, 2005, the Company is involved in litigation related to a dispute over the validity of the issuance of 150,000 of the Company"s common stock warrants.  The plaintiff has made a claim of damages of $1,500,000 against the Company.  We believe that we have adequate defenses and counter claims and therefore we have not accrued for any potential loss on this case nor are the 150,000 warrants included in the number of our potentially dilutive securities at March 31, 2005.

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

Revenues from software maintenance decreased 23% or $24,000 for the first quarter of 2005 as compared to the comparable prior year period.  This decrease is mostly due to the termination of the hosting agreement for one customer.  Software maintenance consists mainly of hosting and managing our customers" data on our systems, and to a lesser extent includes technical support programs associated with our products.  We will continue hosting for various existing clients and for our Roswell and XR-EXpress products, in addition to focusing new marketing efforts on the sale of our desktop products.  We have several projects currently in negotiations that will involve on-going software maintenance.  Based on these projects in addition to our current contracts, management anticipates that revenues from software maintenance will increase in the coming year.

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

Research and Development.  Research and development expenses increased 121%, or $29,000, for the quarter ended March 31, 2005, as compared to the comparable prior year period.  This increase is primarily attributable to management"s focus on completing the development phase of XR-EXpress, Trinity Mothership, and SOXtrac.  Additional staff was hired in order to accomplish these goals.  However, in the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  Management anticipates that research and development costs in the future will focus both on the upgrading of our existing products and the continued development of new products using our core technology; therefore they will remain relatively steady or increase slightly in the coming year.

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

REPORTABLE SEGMENTS

On January 1, 2005, we reorganized our company"s segments to more clearly reflect the company"s direction and growth.  In addition to having a variety of products and services available (please see our annual report on Form 10K-SB for product descriptions), we have formulated a business strategy for the next two years that will take advantage of opportunities to market these products.   Our current business strategy is to form up to twenty joint venture projects over the next two to three years.  These joint venture projects would be formed to develop, market and distribute various digital lifecycle management applications built around our core Roswell technology.

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


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

Management anticipates that the capital requirements for operations for the next twelve months will be approximately $1,800,000 - $2,000,000, based on cash flow projections.  The company currently has contracts which provide for recurring revenues of approximately $720,000 over the next twelve months.  Although one annual contract for software maintenance for 2005 was prepaid at the end of 2004, the remaining software maintenance contracts provide a monthly cash flow of approximately $60,000.  Based on the prior two years" licensing and custom programming revenue, we can expect these services to generate an additional $250,000 - $350,000 over the next twelve months.  We have four projects in process (combined maintenance and custom programming) that will generate additional cash flow of approximately $30,000 per month plus initial custom programming fees of approximately $300,000.  We anticipate that new clients and our new products will provide the remaining necessary cash flow for the next year.

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

ITEM 3.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) as of March 31, 2005. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.


(b) Changes in internal controls

In connection with our evaluation of our internal controls during the period ended March 31, 2005, our Certifying Officers have not identified any material deficiencies or weaknesses or other factors that have materially affected or are reasonably likely to materially affect these controls, and therefore, we have not made any changes to these controls.


PART II

ITEM 1.

LEGAL PROCEEDINGS

Grossman Lawsuit:  Kurt Paul Grossman and Ann Grossman filed a complaint for Breach of Contract on a Promissory Note against us on November 25, 2003, in the Superior Court of California, Orange County Division, case # 03CC14074. There was a question of whether the complaint was properly served and whether the California courts have jurisdiction over us. The Grossmans filed an Application for Writ of Attachment which was denied on January 30, 2004. The Grossmans asked for $55,000  ($50,000 on the promissory note plus $5,000 interest); $304.40 in costs; and $24,000 in attorney"s fees. The Grossmans, through a separate entity, Doctors Telehealth Network, purchased software from us, and it has not been paid for.  We filed a motion to quash the service of summons for lack of personal jurisdiction and to vacate a default judgment against us.  The court tentatively ruled in favor of the Grossmans.  However, after our oral argument on April 23, 2004, the court withdrew its tentative ruling and ruled in favor of us.  Specifically, the court ruled that we do not have sufficient contact with California to warrant the exercise of personal jurisdiction.  Based on this ruling, there is no action pending against us at this time.

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

Manhattan Scientifics Lawsuit:  On March 9, 2004, our legal counsel received a letter from an attorney representing Manhattan Scientifics.  The letter threatened litigation against us for alleged breach of contract and against Richard Govatski for alleged tortious interference with contract.  This is based on the fact that we were alleged to have declined to honor Manhattan Scientifics" request for a cashless exercise of 150,000 of our Common Stock Purchase Warrants (the "Warrants") allegedly issued to Manhattan Scientifics.  It is our position that the Warrants, among other things, were issued in a transaction that was not an arms-length transaction and therefore, the Warrants should be cancelled, and that in any event, the alleged cashless exercise was not properly done and itself is a nullity.  In May 2004, Manhattan Scientifics filed a suit in Federal Court in New York against us and Mr. Govatski for damages in this matter.  The case was dismissed by the Federal Court due to a lack of diversity jurisdiction.  On June 25, 2004, we were served with a complaint filed in the Supreme Court of the State New York, County of New York, Index No. 601793/04, asserting the same claims.  Manhattan Scientifics seeks damages against us for an alleged breach of contract for failure to allow the cashless exercise, in an amount of $1.5 million, and alleges a tortious interference claim against Mr. Govatski.

We served our Answer to the Complaint on August 16, 2004.  Mr. Govatski is seeking dismissal of the claim against him for lack of personal jurisdiction and for failure to state a claim.  Mr. Govatski"s motion to dismiss has been fully submitted to the court, but has not yet been decided. Along with our Answer, we are asserting Counterclaims against Manhattan Scientifics for monies owed by Manhattan Scientifics and for a declaratory judgment, and against a former Company Director, Marvin Maslow for fraud and breach of fiduciary duty due to his persuading the Company to enter into the Warrant transaction with Manhattan Scientifics, which we contend was done for the benefit of Maslow and Manhattan Scientifics, and not for the benefit of the Company.   We believe that due to the fact that Mr. Maslow and a second former Company director (Scott Bach), were also Directors of Manhattan Scientifics at the time of the transactions in dispute, and constituted two of the Company"s three Directors at the time, Mr. Maslow and Mr. Bach should have excused themselves from participating in negotiating and voting on the issue of whether to approve the Warrants. Messrs. Maslow and Bach resigned as our Directors in December 2002.   It is our position that such financial conflicts include Mr. Maslow"s causing the Company to pay for third-party consulting services provided to Manhattan Scientifics, while stating  that such services would be provided to, and were needed by, the Company as part of the transaction.  It is our position that Mr. Maslow also misrepresented the fairness of the transaction in dispute at the time to us, which we contend was being done for the benefit of Mr. Maslow and Manhattan Scientifics, to the detriment of the Company  In our counterclaims, we are seeking, among other relief, a determination that the Warrants should be declared null and void from inception, plus damages against Mr. Maslow.  It is further our position that even if the Warrants were properly issued (we contend they were not), the Warrants were never properly exercised by Manhattan Scientifics.  Manhattan Scientifics and Mr. Maslow have moved to dismiss certain of our Counterclaims alleged against them.  That motion too has been fully submitted to the court, but not yet decided.

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


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


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

NMXS.com, INC.

Date:

October 18, 2005

By  /s/  Richard Govatski

Richard Govatski, President

Date:  October 18, 2005

By  /s/  Teresa Dickey

Teresa Dickey, Treasurer  (Principal

Financial Officer)