Form 10QSB
period 2005-09-30
NMXS COM INC
filed 2005-11-15
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

COMMISSION FILE #333-30176

NMXS.COM, INC.

(Exact name of Registrant as specified in charter)

DELAWARE

(State or other jurisdiction of incorporation or organization)

91-1287406

(IRS Employer Identification Number)

5021 Indian School Road, Suite 100

Albuquerque, New Mexico 87110

(Address of principal executive offices) (Zip code)

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

YES [X] NO [   ]

NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF NOVEMBER 11, 2005 IS:   48,417,326.

TRANSFER AGENT AS OF NOVEMBER 11, 2005:  Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

(continued on the next page)

NMXS.com, Inc. and Subsidiaries
Consolidated Balance Sheets
(Rounded to the nearest thousand)
(UNAUDITED)

	September 30,
	2005	2004
Assets

Current assets:
Cash and equivalents	$106,000	$89,000
Accounts receivable, net	286,000	507,000
Inventory	19,000	7,000
Prepaid expenses and other assets	569,000	34,000
Total current assets	980,000	637,000

Furniture, equipment and improvements, net	71,000	100,000
Security deposits	11,000	40,000
Prepaid advertising	185,000	-
Goodwill, net	-	75,000

	$1,247,000	$852,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$146,000	$67,000
Accrued expenses	589,000	412,000
Deferred revenue	24,000	15,000
Subscriptions payable	118,000	78,000
Notes payable	177,000	356,000
Total current liabilities	1,054,000	928,000

Stockholders' equity/(deficit):
Preferred stock, $0.001 par value, 500,000 shares
authorized, 75 and 135 shares issued and outstanding
as of 9/30/05 and 9/30/04, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 44,216,781 and 31,436,791 shares issued and
outstanding as of 9/30/05 and 9/30/04, respectively	44,000	31,000
Additional paid-in capital	10,362,000	9,136,000
Deferred compensation	(321,000)	(159,000)
Accumulated (deficit)	(9,892,000)	(9,084,000)
Total stockholders' equity/(deficit)	193,000	(76,000)

	$1,247,000	$852,000

The accompanying notes are an integral part of these financial statements.

NMXS.com, Inc. and Subsidiaries
Consolidated Statements of Operations
(Rounded to the nearest thousand)
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenue
Software sales and maintenance	$390,000	$142,000	$822,000	$632,000
Custom programming	202,000	5,000	270,000	43,000
License fees	7,000	15,000	22,000	125,000
Scanning services	18,000	42,000	110,000	130,000
Hardware sales	20,000	3,000	43,000	53,000
Other	3,000	1,000	7,000	2,000
	640,000	208,000	1,274,000	985,000

Operating costs and expenses:
Cost of services	182,000	136,000	438,000	311,000
General and administrative	231,000	260,000	778,000	700,000
Research and development	53,000	32,000	162,000	91,000
Total operating costs and expenses	466,000	428,000	1,378,000	1,102,000

Net operating income/(loss)	174,000	(220,000)	(104,000)	(117,000)

Other income (expense):
Interest income	-	-	-	-
Interest (expense)	(125,000)	(12,000)	(137,000)	(19,000)
(Loss) on disposal of fixed assets	-	-	-	-
Total other income (expense)	(125,000)	(12,000)	(137,000)	(19,000)

Net income(loss)	$49,000	$(232,000)	$(241,000)	$(136,000)

Earnings per share - basic	$0.00	$(0.01)	$(0.01)	$(0.00)

Earnings per share - fully diluted	$0.00	$(0.01)	$(0.01)	$(0.00)

Weighted average number of
common shares outstanding - basic	42,131,088	30,953,517	38,071,882	30,326,246

Weighted average number of
common shares outstanding - fully diluted	45,718,674	30,953,517	38,071,882	30,326,246

The accompanying notes are an integral part of these financial statements.

NMXS.com, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Rounded to the nearest thousand)
(UNAUDITED)

	For the nine months ended
	September 30,
	2005	2004
Cash flows from operating activities
Net income	$(241,000)	$(136,000)
Adjustments to reconcile net (loss) to
net cash provided (used) by operating activities:
Common stock issued for salaries	403,000	98,000
Common stock issued for services	99,000	48,000
Common stock issued for interest	6,000
Depreciation and amortization	34,000	58,000
Changes in operating assets and liabilities:
Accounts receivable	147,000	(57,000)
Inventory	(12,000)	(4,000)
Prepaid expenses and other assets	(728,000)	(13,000)
Security deposits	-	(1,000)
Accounts payable	24,000	(55,000)
Accrued expenses	150,000	(53,000)
Deferred revenue	(62,000)	(55,000)
Net cash (used) by operating activities	(180,000)	(170,000)

Cash flows from investing activities
Acquisition of fixed assets	(20,000)	(17,000)
Disposal of fixed assets	-	-
Net cash (used) by investing activities	(20,000)	(17,000)

Cash flows from financing activities
Proceeds from notes payable	-	105,000
Repayment of note payable	(24,000)	(25,000)
Net proceeds from the issuance of common stock	289,000	185,000
Net proceeds from warrants/options exercised	41,000	-
Net cash provided by financing activities	306,000	265,000

Net increase (decrease) in cash equivalents	106,000	78,000
Cash equivalents - beginning	-	11,000
Cash equivalents - ending	$106,000	$89,000

Supplemental disclosures:
Interest paid	$7,000	$7,000

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

[7] Per share data:

The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock.  All potentially dilutive securities have been excluded from the computations since they would be antidilutive, however, these dilutive securities could potentially dilute earnings per share in the future. Options and warrants exercisable for 1,567,000 shares of common stock have been excluded from the diluted loss per share calculation for the nine months ended September 30, 2005, because inclusion of such would be antidilutive.

[8] Research and development expenses:

Costs of research and development activities are expensed as incurred.

[9] Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $12,000 and $7,000 for the nine months ended September 30, 2005 and 2004, respectively.

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

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Common stock:

During the nine-month period ended September 30, 2005, the Company effected the following stock transactions:

The Company issued a total of 1,325,000 shares of its $0.001 par value common stock to Brian McGowan as part of a five year consulting agreement in the amount of $79,000.  The entire amount is considered deferred compensation.  During the nine months ended September 30, 2005, $45,000 of the compensation was earned.

The Company issued a total of 1,280,000 shares of its $0.001 par value common stock to Brian McGowan as part of a separate seven year consulting agreement in the amount of $166,000.  The entire amount is considered deferred compensation.  During the nine months ended September 30, 2005, $40,000 of the compensation was earned.

The Company issued a total of 3,130,917 shares of the Company's $0.001 par value common stock to employees in lieu of salary, which was valued at $403,000.

The Company issued a total of 115,715 shares the Company's $0.001 par value common stock to outside contractors in exchange for services rendered of $14,000.

The Company issued a total of 520,517 shares of the Company's $0.001 par value common stock which were related to the exercise of options/warrants in exchange for $42,000 cash.

The Company issued a total of 912,108 shares of the Company's $0.001 par value common stock which were related to the conversion of 60 shares of Series A convertible preferred stock.

The Company issued a total of 313,621 shares of the Company's $0.001 par value common stock in repayment of a short-term note plus interest in the amount of $36,000.

The Company issued a total of 3,784,445 shares of the Company's $0.001 par value common stock for cash in the amount of $385,000.

Warrants:

During the nine-month period ended September 30, 2005 there were 110,000 warrants issued and none exercised.

The following is a summary of warrants outstanding as of September 30, 2005:

Number of Warrants	Exercise Price	Expiration Date
1,161,545	$0.21	July 24, 2012
110,000	$0.25	July 23, 2008

Stock options:

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation prescribed therein are shown below. Exercise prices and weighted-average contractual lives of stock options outstanding as of September 30, 2005 are as follows:

Options Outstanding				Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.10-$0.30	3,914,500	5.50	$0.06	3,310,167	$0.06
$0.31-$0.50	160,000	3.63	$0.36	160,000	$0.36
$0.54-$0.83	60,000.58		$0.61	60,000	$0.61

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Summary of Options Granted and Outstanding:

	For the nine months ended September 30,
	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	4,183,030	$0.08	6,042,824	$0.12
Granted	-	$ -	-	$ -
Cancelled	(48,530)	$0.06	(337,049)	$0.26
Exercised	-	-	-	-
Outstanding at end of year	4,134,500	$0.08	5,705,775	$0.12

The following table summarizes the pro forma operating results of the Company for the nine months ended September 30, 2005 and 2004 had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

	2005	2004
Net income- as reported	(241,000)	(136,000)
Pro forma effects of stock-based compensation	(16,000)	(24,000)
Net (loss) - pro forma	(257,000)	(160,000)

(Loss) per share - as reported	($0.01)	$0.00
Pro forma effects of stock-based compensation	-	-
(Loss) per share - pro forma	($0.01)	$0.00

As of September 30, 2005, the Company has reserved 1,000,000 shares of its common stock for issuance upon exercise of stock options and warrants.

NOTE C - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of September 30, 2005 consisted of the following:

Computers	$ 315,000
Furniture, fixtures and equipment	112,000
Automobiles	38,000
Leasehold improvements	12,000
477,000
Accumulated depreciation	(406,000)
$ 71,000

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE D - NOTE PAYABLE

During January 2001, the Company borrowed $300,000. The loan is collateralized by substantially all of the Company's assets and personally guaranteed by an officer of the Company. Additional collateral was provided by a letter of credit issued by a then unrelated third party. The letter of credit expired on January 19, 2002. The note was renewed with a due date of July 24, 2002 at a current interest rate of 7%. On July 24, 2002, the Company paid $50,000 of principal and $10,525 of interest. The remaining $250,000 of principal was extended to October 24, 2002 at a current interest rate of 7%. On October 24, 2002 the Company paid $25,000 of principal and $4,555 of interest. The remaining $225,000 of principal was extended until April 24, 2003 at a current interest rate of 7%.  On April 24, 2003, the Company paid $12,224 of principal and $12,768 of interest.  The remaining $212,776 of principal was extended until October 15, 2003 at a current interest rate of 7%.  On October 20, 2003, the Company negotiated a payment of $25,000 in principal and $7,500 in interest and extended the note to April 23, 2004.  On March 27, 2004, the Company received a notice from the bank to extend the note to October 15, 2004 upon payment of an additional $25,000 of principal and approximately $6,000 of accrued interest, which was paid on April 5, 2004.  On October 8, 2004, the Company paid $25,000 of principal and $6,000 of interest, and the remaining $138,168 was extended until April 15, 2005.  In May 2005, the Company paid $25,000 of principal and $5,000 of interest, and the remaining $114,112 was extended until October 15, 2005.  As of September 30, 2005, the Company had a balance due of $114,000 plus accrued interest of $3,000.

On April 22, 2002, the Company borrowed $50,000.  The loan was due on April 23, 2003 at a current interest rate of 10% per annum.  This note is secured by 500,000 shares of the Company's $0.001 par value common stock.  As of September 30, 2005, the Company is in default and is negotiating with the note holder.

In April 2002, the Company borrowed $12,500.  The loan is due on demand and bears no interest.  As of September 30, 2005, the Company had a balance due of $12,500.

On March 1, 2003, the Company borrowed $25,000. The loan was due on September 30, 2003 at a current interest rate of 7% per annum until the due date and 18% per annum thereafter.  On August 29, 2003, the note was extended to December 31, 2003.   On December 31, 2003, the note was extended to April 15, 2004.  On April 15, 2004, the note was extended to June 30, 2004.  On May 21, 2004, the Company borrowed an additional $50,000.  The loan was due on demand at a current interest rate of 8% per annum.  The loans were secured by 400,000 shares of NMXS.com, Inc. common stock owned by the Company's President/CEO.  On January 12, 2005, the Company received a letter requesting payment of the loans.  On March 31, 2005, the Company elected to surrender the 400,000 shares owned by the President/CEO as payment in full of the loan and accumulated interest of approximately $9,000.  The Board of Directors has approved the issuance of 400,000 shares of restricted common stock to the President/CEO to replace the shares surrendered.  As of September 30, 2005 these shares have not been issued, and approximately $84,000 is included in subscriptions payable on the balance sheet.

NOTE E - RELATED PARTY TRANSACTIONS

Consulting agreement:

The Company entered into a consulting agreement with Brian McGowan to advise the CEO on business strategy and to formulate marketing ideas. The term of the employment agreement is for approximately five years commencing on July 1, 2003 and terminating on December 31, 2008.  Mr. McGowan will receive a total of 5,500,000 shares of the Company's $0.001 par value common stock valued at $330,000.  As of September 30, 2005, he was paid a total of 5,500,000 shares of common stock, but he has earned only 2,250,000 shares and the difference of 3,250,000 shares is considered deferred compensation.  During the nine-month period ended September 30, 2005, the Company has expensed $45,000 in consulting fees.

On January 27, 2005, the Company entered into a second consulting agreement with Brian McGowan to assist the Company's CEO in the structure, formation, marketing and growth of two joint venture partnerships involving the Company's consumer products division and the Company's wholly-owned subsidiary (Working Knowledge, Inc.). The term of the employment agreement is for approximately seven years commencing on January 27, 2005 and terminating on December 31, 2011.  Mr. McGowan will receive a total of 3,220,000 shares of the Company's $0.001 par value common stock valued at $419,000.  As of September 30, 2005, the shareholder was paid a total of 1,280,000 shares of common stock, but he has earned only 308,000 shares and the difference of 972,000 shares is considered deferred compensation.  During the nine-month period ended September 30, 2005, the Company has expensed $40,000 in consulting fees.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F- MAJOR CUSTOMERS

During the nine-month period ended September 30, 2005, two customers accounted for 60% of the Company's revenue.  The Company recognized $600,000 as revenue and $0 as expense from barter agreements for the nine-month period ended September 30, 2005.

As of September 30, 2005, balances due from two customers comprised 62% of total accounts receivable.

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

In the past, Working Knowledge, Inc. provided data maintenance services related to the NMS digital asset management system. The data maintenance services have been absorbed into New Mexico Software, and Working Knowledge, Inc. has been redefined to include those product divisions for which joint venture projects are being formed.  Therefore, at this time, Working Knowledge, Inc. includes the healthcare division and the Sox Advisors division.  These divisions are centered around the products XR-EXpress and SOXtrac.  Information related to the Company's reportable segments for the nine months ended September 30, 2005 is as follows:

	NMS	WKI	Total
Revenue	$ 1,244,000	$ 30,000	$ 1,274,000

Cost of services	397,000	41,000	438,000
General and administrative	767,000	11,000	778,000
Research and development	160,000	2,000	162,000

Operating income (loss)	(80,000)	(24,000)	(104,000)

Total assets	$ 1,209,000	$ 38,000	$ 1,247,000

WKI revenue consists primarily of software maintenance and diagnostic reports for XR-EXpress customers.

A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

                                        Segment's operating income                                    $   (104,000)

                                        Other expense                                                             (137,000)

                                        Consolidated net loss/comprehensive loss                $   (241,000)

Prior to acquisition of Working Knowledge, Inc., in April 2000, the Company operated within one business segment.

For the nine months ended September 30, 2005, amortization and depreciation expense amounted to $34,000 and $0 for NMS and WKI, respectively.  Also, total fixed asset additions amounted to $19,000 and $1,000 for NMS and WKI, respectively, while fixed asset disposals amounted to $8,000 and $0 for NMS and WKI, respectively.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H - COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico and California.  Future minimum lease payments as of September 30, 2005 are as follows:

Year	Amount
2005	$ 24,000
2006	$ 73,000
2007	$ 60,000
2008	$ 60,000
2009	$ 20,000

Rent expense for the nine months ended September 30, 2005 and 2004 amounted to $58,000 and $53,000, respectively.

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2003. The agreement allows for a one-year renewal option unless terminated by either party.  Base salary is $44,000 per annum with available additional cash compensation as defined in the agreement.  Compensation under this agreement of $33,000 is included in general and administrative expenses for the nine months ended September 30, 2005.  The non-competition agreement commences upon the termination of the employment agreement for a period of one year.   As of September 30, 2005, there was a total of $113,000 in accrued payroll for this executive.

Outstanding Payroll Taxes:

The Company has unpaid Federal and State payroll taxes totaling approximately $348,000 as of September 30, 2005, including estimated penalties and interest. The Company has accrued $108,000 in penalties and interest on the Federal tax obligation based on a notice received from the IRS as of August 31, 2005.

On June 1, 2003, the Company settled with the State of New Mexico and agreed to pay $1,000 per month of past due payroll taxes plus the current amount due.  During the nine months ended September 30, 2005, the Company paid a total of $9,000 of past due payroll taxes.

On September 1, 2005, the Company negotiated a final settlement with the IRS and agreed to pay $25,000 per month of past due payroll taxes plus the current amount due.  During the nine months ended September 30, 2005, the Company paid a total of $70,000 of past due payroll taxes.

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

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Internal Revenue Service Payments:  In October 2003 we entered into an interim agreement with the Internal Revenue Service concerning the repayment of federal tax deposits which we failed to pay for the six operating quarters ended September 30, 2003.  We agreed to pay and did pay $5,000 per month toward the past due tax obligation beginning November 1, 2003.  On September 1, 2005 we negotiated a final settlement with the IRS.  We agreed to pay $25,000 per month until the total balance of $358,000 has been paid.

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

We presently realize revenues from four primary sources:  (i) software sales, maintenance and hosting; (ii) custom programming services; (iii) license fees; and (iv) scanning and other services.  We also occasionally realize revenues from hardware sales when the hardware is sold together with the software.  To date, license fees and software sales have been directly related.  With certain sales of our enterprise-level products, the end user enters into a license agreement for which an initial license fee is paid.  The license agreement also provides that in order to continue the license, the licensee must pay an annual software maintenance fee for which the party receives access to product upgrades and bug fixes or product patches.  With the marketing of the new prepackaged products, management anticipates that revenues for direct software sales and technical support will increase as those products are sold and the associated technical support programs are purchased.  The change in focus to include our newer products reflects management's belief that a broader range of products and customers will provide greater stability in revenues.

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

Revenue Recognition

The Company derives revenues from four primary activities: the sale of software programs to end users as well as software hosting and maintenance contracts, software license fees, scanning and consulting services, and software licenses that require us to provide significant production, customization or modification to our core software product. The Company also occasionally receives revenue from third party hardware and software sales.

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

In connection with the sales of software licenses, we sell software hosting and maintenance contracts that vary in terms. Hosting and maintenance contract revenue is recognized on a straight-line basis over the life of the respective contract.

We follow the guidance in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require us to provide significant production, customization or modification.  Revenue is generally recognized for such arrangements under the percentage of completion method.  Under percentage of completion accounting, both the product license and consulting services revenue are recognized as work progresses based on labor hours incurred.  At September 30, 2005 and September 30, 2004, there were no custom software development arrangements in progress.

The sale of third party hardware and software generally is billed as a separate deliverable under consulting or custom development contracts.

Scanning and consulting revenue is recognized as the services are rendered.

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

Stock-Based Compensation

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

At September 30, 2005, the Company is involved in litigation related to a dispute over the validity of the issuance of 150,000 of the Company's common stock warrants.  The plaintiff has made a claim of damages of $1,500,000 against the Company.  We believe that we have adequate defenses and counter claims and therefore we have not accrued for any potential loss on this case nor are the 150,000 warrants included in the number of our potentially dilutive securities at September 30, 2005.

In October 2003 the Company entered into an interim agreement with the Internal Revenue Service concerning the repayment of federal tax deposits which it failed to pay for the six operating quarters ended September 30, 2003.  We agreed to pay and did pay $5,000 per month toward the past due tax obligation beginning November 1, 2003.  On September 1, 2005 we negotiated a final settlement with the IRS.  We were notified that our balance due as of August 31, 2005 was $358,000, and we agreed to pay $25,000 per month until the total balance due has been paid.

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

RESULTS OF OPERATIONS

A summary of operating results for the three months ended September 30, 2005 and 2004 is as follows:

	2005		2004
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenues	$ 640,000	100.0%	$ 208,000	100.0%
Cost of service	182,000	28.4%	136,000	65.4%

Gross profit	458,000	71.6%	72,000	34.6%

General & administrative	231,000	36.1%	260,000	125.0%
Research & development	53,000	8.3%	32,000	15.4%

Net operating (loss)	174,000	27.2%	(220,000)	(105.8)%

Other income (expense)	(125,000)	(19.5)%	(12,000)	(5.7)%

Net income (loss)	49,000	7.7%	(232,000)	(111.5)%

Earnings (loss) per share	$ 0.00		($ 0.01)

A summary of operating results for the nine months ended September 30, 2005 and 2004 is as follows:

	2005		2004
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenues	$ 1,274,000	100.0%	$ 985,000	100.0%
Cost of service	438,000	34.4%	311,000	31.6%

Gross profit	836,000	65.6%	674,000	68.4%

General & administrative	778,000	61.1%	700,000	71.1%
Research & development	162,000	12.7%	91,000	9.2%

Net operating (loss)	(104,000)	(8.2)%	(117,000)	(11.9%

Other income (expense)	(137,000)	(10.7)%	(19,000)	(1.9)%

Net income (loss)	(241,000)	(18.9)%	(136,000)	(13.8)%

Earnings (loss) per share	($ 0.01)		$ 0.00

Revenues:  Total revenues increased 207.7%, or $432,000, for the quarter ended September 30, 2005, as compared to the same period in the prior year (the "comparable prior year period").  These revenues were primarily generated from the following four revenue streams:

1.  Revenues generated by software sales increased 263%, or $186,000, for the quarter ended September 30, 2005, as compared to the comparable prior year period.  This increase is primarily attributable to two large sales of our software in the third quarter of 2005 ($150,000 and $100,000).  We completed the development phase of Roswell, XR-EXpress and our three desktop products during 2004.  As a result, sales of these products have only recently begun to impact our revenues and their sales growth is still inconsistent, especially for the enterprise-level products Roswell and XR-EXpress.  We anticipate that sales of Roswell and XR-EXpress will increase gradually over the next two years; however, since they are high-level enterprise systems, their sales are characterized by a small number of contracts with much higher revenues than our other products.  As a result, their sales growth will most likely be inconsistent from one quarter to the next.  Development was completed on our three desktop products in the third quarter of 2004, and we have been anticipating that sales of the enterprise products would be balanced by sales of our desktop products.  However, we have shifted our priorities during the last few months to focus on the development of the next version of our Digital Filing Cabinet (DFC3).  We believe that the revamped Digital Filing Cabinet provides greater market opportunities and greater potential return on investment at this time than the desktop products.  The DFC3 product became available during the third quarter of 2005, and we anticipate that we will begin to see the impact of its sales on our revenues during the fourth quarter of 2005 and the first quarter of 2006.

Revenues from software maintenance increased 87% or $61,000 for the third quarter of 2005 as compared to the comparable prior year period.  This increase is due to the addition of several new hosting agreements during 2005. Software maintenance consists mainly of hosting and managing our customers' data on our systems, and to a lesser extent includes technical support programs associated with our products.  We will continue hosting for various existing clients and for our Roswell and XR-EXpress products.  In addition, we are now offering the Digital Filing Cabinet as a hosted model.  Therefore, management anticipates that revenues from software maintenance will increase in the coming year.

2.  Custom programming revenue increased over 4000%, or $197,000, for the quarter ended September 30, 2005, as compared to the comparable prior year period.  This increase was entirely attributable to one large contract for custom programming during the third quarter of 2005.  Approximately 10% of the customers that purchase our products will require customization, and we continue to offer this service.  In addition, our Roswell and XR-EXpress products are offered chiefly as customizable packages, so we anticipate that custom programming projects associated with new product purchases will continue to provide revenues in this category.  We currently are working on two major projects involving custom programming.  We also continue to offer programming services for customer database integration. Therefore, we anticipate that this revenue source will increase in the coming year.

3.  Revenues generated by license fees decreased 53%, or $8,000 during the quarter ended September 30, 2005, as compared to the comparable prior year period.  This decrease is primarily due to the fact that in 2005 we did not enter into any significant new license agreements.  Although our products have been developed using open source code, we have added additional code that is considered proprietary technology, particularly in our Roswell, XR-EXpress, and Santa Fe products.  This additional technology can be licensed, however we anticipate generating license fees only from the enterprise-level products in the future.  As a result, management believes that this category may increase modestly but probably not significantly in the coming years.  We anticipate that most revenues will be generated from sales of our software products and monthly software maintenance agreements.

4.  Revenue generated by scanning services decreased 55%, or $23,000 for the quarter ended September 30, 2005, as compared to the comparable prior year period.  We continued our progress on a long-term scanning project with a major movie studio; however, work on this project decreased during the third quarter due to a temporary decline in the customer's business cycle.  This studio has committed to scan over 5,000 titles for this project.  At the current rate of progress, we expect the project to continue for approximately two to three years.  We had no additional scanning projects during the quarter.  In general, management is currently assessing the importance of scanning services as part of an overall focus on client services during the coming year.  Although we are not emphasizing scanning services at this time, we anticipate that this revenue source will continue to remain steady during the coming year due to the long-term project mentioned above.

We also generated other revenue from hardware sales and the sale of other miscellaneous items and services.  Revenue generated by these other items increased 500% or $19,000 for the quarter ended September 30, 2005, as compared to the comparable prior year period.  The increase is due to sales of hardware associated with sales of our XR-EXpress and DFC3 software products during the quarter.

Cost of Services.  Cost of services increased 33.8%, or $46,000, for the quarter ended September 30, 2005, as compared to the comparable prior year period.  Substantially all of the increase is due to the hiring of additional engineering staff during 2005, and the remainder is due to the cost of additional bandwidth for our internet connections. During the current year, over 80% of our cost of sales consists of engineering salaries and compensation-related expenses.  We consider these salaries to be directly associated with our ability to generate revenues, however, they do not vary with revenues in that much of those costs are fixed.  As a result, the gross margin percent will vary as sales vary.

For the quarter ended September 30, 2005, cost of services as a percentage of revenues was 28.4%, as compared with 65.4% for the comparable prior year period.  The difference is mainly due to the increase in revenue during the third quarter of 2005.  Management anticipates that as revenues increase in the coming year, the cost of goods and services required to support those revenues will continue to increase, and engineering salaries will also increase as we hire additional staff to support a greater number of products and customers.  However, we expect that revenues will increase at a greater rate than cost of services, since most of our costs are relatively fixed.  We believe the range of percentages during 2004 is more indicative of the percentage of costs associated with future revenues, but until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

General and Administrative.  General and administrative expenses decreased 11.2%, or $29,000, for the quarter ended September 30, 2005, as compared to the comparable prior year period.  Approximately 76% ($22,000) of this decrease is attributable to reduced legal fees during the quarter.  The remainder of the increase is due to the combination of several factors, including slightly increased consulting and investing fees, offset by slightly decreased marketing expenses and depreciation.  General and administrative expenses as a percentage of revenues were 36.1%, as compared with 125.0% for the comparable prior year period, mainly due to decreased revenues during the current period.  Management believes the ratio of general and administrative costs to revenues will decrease in the future because revenues will increase at a greater rate than general and administrative costs, but until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

Research and Development.  Research and development expenses increased 65.6%, or $21,000, for the quarter ended September 30, 2005, as compared to the comparable prior year period.  This increase is primarily attributable to additional staffing compared to the second quarter of last year.  During 2005, over 90% of our research and development costs are directly associated with staffing.  In the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software which require modification.  Management anticipates that research and development costs in the future will focus both on the upgrading of our existing products and the continued development of new products using our core technology; therefore they will remain relatively steady or increase slightly in the coming year.

Other Income.  Interest expense increased 942%, or $113,000 for the quarter ended September 30, 2005, as compared to the comparable prior year period.  The increase in interest expense is due to the accrual of an additional $118,000 in penalties and interest on the past-due tax obligation during the third quarter of 2005.  There was no loss on disposal of fixed assets in the second quarter of 2005.

In general, our key indicator of operating progress is gross revenue.  For the nine-month period ending September 30, 2005, personnel-related expenses have accounted for approximately 60% of our operating expenses, with fixed costs such as building and equipment rent, utilities, insurance, communications and depreciation accounting for an additional 10%.  The only personnel-related costs that are directly variable with sales are those associated with custom programming, because they are directly billable.  This means that approximately 70% of our expenses are relatively fixed.  All of the remaining expenses vary, but less than 5% varies directly with sales. We will incur more definite variable costs associated with our new consumer products, however, we don't expect to have a significant impact from these sales during 2005.  As a result, during 2005 we anticipate that gross revenue will continue to be our primary indicator of when we will achieve profitability and break-even cash flow.

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

In the past, Working Knowledge, Inc. provided data maintenance services related to the NMS digital asset management system. We have absorbed the data maintenance services into New Mexico Software, and redefined Working Knowledge, Inc. to include those product divisions for which we are forming the joint venture projects. Therefore, at this time, Working Knowledge, Inc. includes the healthcare division, which is centered around the product XR-EXpress.  Information related to the Company's reportable segments for the nine months ended September 30, 2005 is as follows:

2005

	NMS	WKI
Revenue	$ 1,244,000	$ 30,000

Cost of services	397,000	41,000
General and administrative	767,000	11,000
Research and development	160,000	2,000
Impairment of goodwill	-	-

Operating income (loss)	(80,000)	(24,000)

Total assets	$1,209,000	$ 38,000

In the second quarter of 2004, XR-EXpress and the healthcare division did not exist.  Therefore, only 2005 data is reflected in the table, since no comparison is available.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, cash and cash equivalents totaled $106,000, representing a 100% change from the beginning of the period.

Operating activities used $180,000 of cash for the nine months ended September 30, 2005, as compared to using $170,000 for the comparable prior year period.  This change is attributable to several major differences between the two years.  Two significant increases in the use of operating funds during the nine months ended September 30, 2005 as compared with the same period last year were the net loss for the nine months, which used $241,000 as compared with $136,000 for the prior period, and the increase in prepaid expenses, which used $728,000 as compared with $13,000 for the prior period.  These were balanced by two significant increases in sources of funds during the current period:  the increase in accounts payable and accrued expenses, which provided $174,000 as compared with using $108,000 during the prior period, and the common stock issued for salaries and services, which provided $502,000 as compared with $146,000 for the prior period.  The changes in prepaid expenses and accounts payable are detailed below.

We continue to accrue the salary of our president, Richard Govatski, which at September 30, 2005, was an aggregate of $113,000.  Total past due payroll taxes due as of September 30, 2005, were approximately $348,000, including penalties and interest.

The following table shows current balances and payment details of our obligations as of September 30, 2005:

	Sept 30	Negotiated	Payment
	Balance	Payment	Frequency
Notes Payable:
Los Alamos National Bank note + interest	117,000	25,000	semiannually
Grossman + interest	65,000	In negotiations
Demand note	13,000

Past due Accounts Payable:
New Mexico payroll taxes + penalties and interest	15,000	1,000	monthly
IRS + estimated penalties & interest	333,000	25,000	monthly
Attorney fees	1,000	1,000	monthly
Attorney fees	6,000	No payment plan established yet

Other payables (current)	203,000
Subscriptions payable	118,000
Accrued payroll and deferred revenue	183,000

Total Liabilities per Balance Sheet	1,054,000

Accounts receivable decreased from $433,000 at December 31, 2004 to $286,000 at September 30, 2005, constituting a source of funds in the amount of $147,000 during the nine months ended September 30, 2005.  The decrease is primarily due to the reclassification of the receivable from three barter transactions totaling $735,000 (of which $135,000 was included in accounts receivable as of December 31, 2004) from accounts receivable to prepaid expenses.  This source of funds is offset by the use of funds generated by the increase in prepaid expenses.

Prepaid expenses increased from $26,000 at December 31, 2004 to $754,000 at September 30, 2005, constituting a use of funds in the amount of $728,000.  This increase is entirely due to the reclassification of the advertising credits from the three barter transactions from accounts receivable to prepaid advertising during the quarter ended September 30, 2005.

During the nine months ended September 30, 2005, we have had two barter transactions totaling $600,000 for the sale of software to Forbes.com in return for advertising credits.  These transactions are in addition to $135,000 of advertising still owed to us for a prior barter transaction.  Although no schedule has been determined (nor is one required by the agreement), we anticipate using a portion of the advertising credits during the fourth quarter of 2005. Since the advertising agreements were barter transactions, the sale of the software will not directly generate cash.  However, it will allow us to generate advertising in the coming year without expending cash.  In these barter transactions we transferred customized software to the customer in return for print advertising.  Paragraph 2 of the Minutes of the 11/18/93 Meeting on EITF Issue 93-11 specifically refers to the transfer of non-monetary assets such as inventory in return for barter credits used to purchase goods and services such as advertising.  Paragraph 7 of those Minutes states that "it should be presumed that the fair value of the non-monetary asset exchanged is more clearly evident than the fair value of the barter credits received and that the barter credits should be reported at the fair value of the non-monetary asset exchanged."  The software and customization was valued at the same price it would have been valued if it had been sold for cash, so no impairment was recorded before the asset was transferred.  The revenue was recognized when the software was transferred to the customer in accordance with paragraph 8 of SOP 97-2, and a corresponding receivable for the barter credits was recorded at that time.  During the third quarter of 2005, the receivable was reclassified as prepaid advertising.  The advertising expense will be recognized as the ads are placed.  The value of any remaining barter credits will be reviewed at the end of each fiscal year for possible impairment, and any such impairment loss will be recorded at that time.

Accounts payable and accrued expenses increased from a total of $570,000 at December 31, 2004 to $735,000 at September 30, 2005, constituting a source of funds in the amount of $165,000.  (An additional $9,000 has been included during the current period as payable to Mr. Govatski from the First Mirage stock transaction described below, bringing the total source of funds to $174,000 for the nine-month period.)  Approximately $118,000 of the increase is attributable to penalties and interest on the unpaid tax obligation that were accrued during the current period, and approximately $50,000 relates to a payable for outside services that was accrued in September 2005 and paid in October 2005.

Investing activities used $20,000 for the nine months ended September 30, 2005, as compared to $12,000 for the comparable prior year period.  We purchased $20,000 in new computer equipment for testing and demonstrating our Trinity Mothership, XR-EXpress and DFC3 products during the first nine months of 2005.

Financing activities generated $306,000 in cash for the nine months ended September 30, 2005, as compared to generating $265,000 for the comparable prior year period.  The two key differences in financing activities between the two years are that during the nine months ended September 30, 2004 we borrowed $105,000 and generated $185,000 from the sale of stock, while during the nine months ended September 30, 2005 we borrowed nothing and generated $330,000 from the sale of stock and exercise of warrants.

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

At September 30, 2005, we had an outstanding balance on a line of credit with Los Alamos National Bank (LANB) which was originally due on July 24, 2002.  The outstanding principal amount due at that date was $300,000, plus interest of $10,545.  We negotiated a three month extension on the repayment of the outstanding balance of the line of credit by reducing the principal amount of the debt with the payment of $50,000 and the payment of the interest due on July 24, 2002.  We were able to negotiate an extension of the amount due on the line of credit until April 24, 2003, by paying $25,000 of the principal amount due and $4,555 in interest due at October 24, 2002.  On April 24, 2003, we paid $12,224 of principal and $12,768 of interest, and we negotiated another six-month extension to October 20, 2003. On October 20, 2003 we negotiated an extension of the amount due until April 23, 2004 by paying $25,000 in principal and $7,500 in interest.  On March 27, 2004, we received a letter from LANB extending the note until October 15, 2004, with payment of $25,000 of principal and approximately $6,000 of interest due on April 15, 2004. On April 5, 2004, we paid the $25,000 of principal and $6,000 of interest as agreed.  On October 4, 2004, we received a letter from LANB extending the note until April 15, 2005 upon payment of $25,000 of principal and approximately $6,000 of interest, which we paid on October 8, 2004.  The remaining $138,000 was extended until April 2005.  In May 2005, we paid $25,000 of principal and approximately $5,000 of interest, and the remaining balance was extended until October 15, 2005.  The outstanding principal balance was $114,000 at September 30, 2005.   The company has the necessary cash to continue to reduce the note under these circumstances.  Our inability to retire this debt, negotiate an extension of the payment amount and/or date, or obtain an alternative loan would likely have a material negative impact on our business, and could impair our ability to continue operations if the bank foreclosed on the note.  However, the bank has continued to extend the note six months at a time, providing we pay an agreed-upon amount of principal and interest at the time of the extension.  We believe that LANB will continue to work with us in this manner.

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

ITEM 3.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) as of September 30, 2005. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls

In connection with our evaluation of our internal controls during the period ended September 30, 2005, our Certifying Officers have not identified any material deficiencies or weaknesses or other factors that have materially affected or are reasonably likely to materially affect these controls, and therefore, we have not made any changes to these controls.

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

Internal Revenue Service Payments:  In October 2003 we entered into an interim agreement with the Internal Revenue Service concerning the repayment of federal tax deposits which we failed to pay for the six operating quarters ended September 30, 2003.  We agreed to pay and did pay $5,000 per month toward the past due tax obligation beginning November 1, 2003.  On September 1, 2005 we negotiated a final settlement with the IRS.  We agreed to pay $25,000 per month until the total balance of $358,000 has been paid.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2005, no securities were sold by us without registering the securities under the Securities Act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

During the quarter ended September 30, 2005, we were delinquent in the payment of interest and principal on a $50,000 promissory note payable to Kurt and Ann Grossman.  The note was due and payable on April 23, 2003, and bears interest of $5,000.  As of the filing date of this report, the total amount due on the note is $65,000, assuming an imputed annual interest rate of 10%.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 30, 2005, NMXS.Com, Inc. held its annual meeting of stockholders. At the meeting, the stockholders approved:

1. The election of Richard F. Govatski, Teresa B. Dickey, John E. Handley and Frank A. Reidy as directors for the coming year.

2. A change of the state of incorporation to Nevada from Delaware by statutory merger into a newly created, wholly-owned subsidiary.

3. A change in the name to New Mexico Software, Inc. from NMXS.Com, Inc.

4. An increase in the authorized common stock of the corporation to 200 million shares from 50 million shares.

5. The engagement of Epstein Weber and Conover, PLC as NMXS.com, Inc.'s independent auditors for the 2005 fiscal year.

Management intends to implement items 2 and 3 effective January 1, 2006.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits.  The following exhibits are attached to this report:

31.1

Rule 15d-14 (a)  Certification by Principal Executive Officer

31.2

Rule 15d-14 (a)  Certification by Principal Financial Officer

32

Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

(b)

Reports.   There were no Form 8-K's filed with the SEC during the third quarter of 2005.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NMXS.com, INC.

Date:

November 14, 2005

By  /s/  Richard Govatski

Richard Govatski, President

Date:

November 14, 2005

By  /s/  Teresa Dickey

Teresa Dickey, Treasurer  (Principal

Financial Officer)