Form 10QSB/A
period 2005-03-31
NMXS COM INC
filed 2006-02-07
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(505) 255-1999

(Registrant’s telephone no., including area code)

N/A

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

YES ☒ NO	[ ]

NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK OUTSTANDING AS OF MAY 13, 2005 IS:	37,952,000.

TRANSFER AGENT AS OF MAY 16, 2005: Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

[Continued on next page]

NMXS.com, Inc. and Subsidiaries

Consolidated Balance Sheets

(Rounded to the nearest thousand)

(UNAUDITED)

	March 31,
	2005	2004
Assets

Current assets:
Cash and equivalents	$33,000	$115,000
Accounts receivable, net	620,000	415,000
Inventory	7,000	10,000
Prepaid expenses and other assets	24,000	21,000
Total current assets	684,000	561,000

Furniture, equipment and improvements, net	80,000	120,000
Security deposits	11,000	39,000
Goodwill, net	-	75,000
	$775,000	$795,000

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$119,000	$57,000
Accrued expenses	470,000	444,000
Deferred revenue	64,000	45,000
Subscriptions payable	213,000	116,000
Notes payable	201,000	276,000
Total current liabilities	1,067,000	938,000
Stockholders’ equity:
Preferred stock, $0.001 par value, 500,000 shares
authorized, 105 and 135 shares issued and outstanding
as of 3/31/05 and 3/31/04, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 36,280,782 and 30,119,979 shares issued and
outstanding as of 3/31/05 and 3/31/04, respectively	36,000	30,000
Additional paid-in capital	9,536,000	8,912,000
Deferred compensation	(226,000)	(156,000)
Accumulated (deficit)	(9,638,000)	(8,929,000)
Total stockholders’ equity	(292,000)	(143,000)

	$775,000	$795,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2004 and notes thereto included in the Company’s Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

[2] Revenue recognition:

The Company recognizes revenue in accordance with Statement of Position 97-2 “Software Revenue Recognition”. Revenue from proprietary software sales that does not require further commitment from the company is recognized upon shipment. Maintenance contract revenue is recognized on a straight-line basis over the life of the respective contract. Revenue from custom software development, which is generally billed separately from the Company’s proprietary software, is recognized based on its percentage of completion. Revenue recognized under percentage of completion contracts are generally based upon specific milestones achieved as specified in customer contracts. The Company also derives revenue from the sale of third party hardware and software. Consulting revenue is recognized when the services are rendered. License revenue is recognized ratably over the term of the license.

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

[6] Income taxes:

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the differences between the tax basis of assets and liabilities and their respective financial reporting amount (“temporary differences”) at enacted tax rates in effect for the years in which the differences are expected to reverse.

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

[11] Stock-based compensation:

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) allows companies to either expense the estimated fair value of stock options and warrants, or to continue following the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) but disclose the pro forma effects on net loss had the fair value of the options and warrants been expensed. The Company has elected to apply APB 25 in accounting for grants to employees under its stock based incentive plans. Equity instruments issued to non-employees are measured based on their fair values.

Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”) provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

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

The Company issued a total of 774,140 shares of the Company’s $0.001 par value common stock to employees in lieu of salary, which was valued at $121,000.

The Company issued a total of 46,667 shares the Company’s $0.001 par value common stock to outside contractors in exchange for services rendered of $7,000.

The Company issued a total of 520,517 shares of the Company’s $0.001 par value common stock which were related to the exercise of options/warrants in exchange for $41,000 cash.

The Company issued a total of 600,000 shares of the Company’s $0.001 par value common stock which were related to the conversion of 30 shares of Series A convertible preferred stock.

Warrants:

During the three month period ended March 31, 2005 there were no warrants issued and none exercised.

The following is a summary of warrants outstanding as of March 31, 2005:

Number of Warrants	Exercise Price	Expiration Date
1,161,545	$0.21	July 24, 2012

Stock options:

Disclosures required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock- based compensation prescribed therein are shown below. Exercise prices and weighted-average contractual lives of stock options outstanding as of March 31, 2005 are as follows:

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

	2005	2004
Net income– as reported	13,000	19,000
Pro forma effects of stock-based compensation	(6,000)	(8,000)
Net (loss) – pro forma	7,000	11,000

(Loss) per share – as reported	$0.00	$0.00
Pro forma effects of stock-based compensation	-	-
(Loss) per share – pro forma	$0.00	$0.00

As of March 31, 2005, the Company has reserved 1,000,000 shares of its common stock for issuance upon exercise of stock options and warrants.

NOTE C - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of March 31, 2005 consisted of the following:

Computers	$ 308,000
Furniture, fixtures and equipment	112,000
Automobiles	38,000
Leasehold improvements	10,000
468,000
Accumulated depreciation	(389,000)
$ 79,000

NOTE D - NOTE PAYABLE

During January 2001, the Company borrowed $300,000. The loan is collateralized by substantially all of the Company’s assets and personally guaranteed by an officer of the Company. Additional collateral was provided by a letter of credit issued by a then unrelated third party. The letter of credit expired on January 19, 2002. The note was renewed with a due date of July 24, 2002 at a current interest rate of 7%. On July 24, 2002, the Company paid $50,000 of principal and $10,525 of interest. The remaining $250,000 of principal was extended to October 24, 2002 at a current interest rate of 7%. On October 24, 2002 the Company paid $25,000 of principal and $4,555 of interest. The remaining $225,000 of principal was extended until April 24, 2003 at a current interest rate of 7%. On April 24, 2003, the Company paid $12,224 of principal and $12,768 of interest. The remaining $212,776 of principal was extended until October 15, 2003 at a current interest rate of 7%. On October 20, 2003, the Company negotiated a payment of $25,000

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

in principal and $7,500 in interest and extended the note to April 23, 2004. On March 27, 2004, the Company received a notice from the bank to extend the note to October 15, 2004 upon payment of an additional $25,000 of principal and approximately $6,000 of accrued interest, which was paid on April 5, 2004. On October 8, 2004, the Company paid $25,000 of principal and $6,000 of interest, and the remaining $138,168 was extended until April 15, 2005. As of March 31, 2005, the Company had a balance due of $138,000 plus accrued interest of $5,000.

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

On March 1, 2003, the Company borrowed $25,000. The loan was due on September 30, 2003 at a current interest rate of 7% per annum until the due date and 18% per annum thereafter. On August 29, 2003, the note was extended to December 31, 2003. On December 31, 2003, the note was extended to April 15, 2004. On April 15, 2004, the note was extended to June 30, 2004. On May 21, 2004, the Company borrowed an additional $50,000. The loan was due on demand at a current interest rate of 8% per annum. The loans were secured by 400,000 shares of NMXS.com, Inc. common stock owned by the Company’s President/CEO. On January 12, 2005, the Company received a letter requesting payment of the loans. On March 31, 2005, the Company elected to surrender the 400,000 shares owned by the President/CEO as payment in full of the loan and accumulated interest of approximately $9,000. The Board of Directors has approved the issuance of 400,000 shares of restricted common stock to the President/CEO to replace the shares surrendered.

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

On January 27, 2005, the Company entered into a second consulting agreement with Brian McGowan to assist the Company’s CEO in the structure, formation, marketing and growth of two joint venture partnerships involving the Company’s consumer products division and the Company’s wholly-owned subsidiary (Working Knowledge, Inc.). The term of the employment agreement is for approximately seven years commencing on January 27, 2005 and terminating on December 31, 2011. Mr. McGowan will receive a total of 3,220,000 shares of the Company’s $0.001 par value common stock valued at $419,000. As of March 31, 2005, the shareholder was paid a total of 180,000 shares of common stock, but he has earned only 77,000 shares and the difference of 103,000 shares is considered deferred compensation. During the three month period ended March 31, 2005, the Company has expensed $10,000 in consulting fees.

NOTE F- MAJOR CUSTOMERS

During the three month period ended March 31, 2005, two customers accounted for 74% of the Company’s revenue. The Company recognized $300,000 as revenue and $0 as expense from barter agreements for the three-month period ended March 31, 2005.

As of March 31, 2005, balances due from two customers comprised 79% of total accounts receivable.

NOTE G - REPORTABLE SEGMENTS

Management has identified the Company’s reportable segments based on separate legal entities. On January 1, 2005, the Company reorganized its segments to more clearly reflect the Company’s direction and growth. In addition to having a variety of products and services available, management has formulated a business strategy for the next two years that will take advantage of opportunities to

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

market these products. The current business strategy is to form up to twenty joint venture projects over the next two to three years. These joint venture projects would be formed to develop, market and distribute various digital lifecycle management applications built around our core Roswell technology.

In the past, Working Knowledge, Inc. provided data maintenance services related to the NMS digital asset management system. The data maintenance services have been absorbed into New Mexico Software, and Working Knowledge, Inc. has been redefined to include those product divisions for which joint venture projects are being formed. Therefore, at this time, Working Knowledge, Inc. includes the healthcare division and the Sox Advisors division. These divisions are centered around the products XR-EXpress and SOXtrac. Information related to the Company’s reportable segments for the three months ended March 31, 2005 is as follows:

	NMS	WKI	Total
Revenue	$ 461,000	$ 3,000	$ 464,000

Cost of services	123,000	8,000	131,000
General and administrative	251,000	8,000	259,000
Research and development	51,000	2,000	53,000

Operating income (loss)	36,000	(15,000)	21,000

Total assets	$765,000	$ 10,000	$ 775,000

WKI revenue consists primarily of software maintenance and scanning services.

A reconciliation of the segments’ operating loss to the consolidated net loss/comprehensive loss is as follows:

Segment’s operating income	$21,000
Other income	(8,000)
Consolidated net loss/comprehensive loss	$13,000

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

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

NOTE I – BARTER TRANSACTIONS

During the three months ended March 31, 2005, the Company had one barter transaction totaling $300,000 for the sale of software to Forbes.com in return for advertising credits. In this barter transaction customized software was transferred to the customer in return for print advertising. The software and customization was valued at the same price it would have been valued if it had been sold for cash, so no impairment was recorded before the asset was transferred. The revenue was recognized when the software was transferred to the customer in accordance with paragraph 8 of SOP 97-2, and a corresponding receivable for the barter credits was recorded at that time. The advertising expense will be recognized as the ads are placed. The value of any remaining barter credits will be reviewed at the end of each fiscal year for possible impairment, and any such impairment loss will be recorded at that time.

NOTE J – LEGAL PROCEEDINGS

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

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

We served our Answer to the Complaint on August 16, 2004. Mr. Govatski is seeking dismissal of the claim against him for lack of personal jurisdiction and for failure to state a claim. Mr. Govatski’s motion to dismiss has been fully submitted to the court, but has not yet been decided. Along with our Answer, we are asserting Counterclaims against Manhattan Scientifics for monies owed by Manhattan Scientifics and for a declaratory judgment, and against a former Company Director, Marvin Maslow for fraud and breach of fiduciary duty due to his persuading the Company to enter into the Warrant transaction with Manhattan Scientifics, which we contend was done for the benefit of Maslow and Manhattan Scientifics, and not for the benefit of the Company. We believe that due to the fact that Mr. Maslow and a second former Company director (Scott Bach), were also Directors of Manhattan Scientifics at the time of the transactions in dispute, and constituted two of the Company’s three Directors at the time, Mr. Maslow and Mr. Bach should have excused themselves from participating in negotiating and voting on the issue of whether to approve the Warrants. Messrs. Maslow and Bach resigned as our Directors in December 2002. It is our position that such financial conflicts include Mr. Maslow’s causing the Company to pay for third-party consulting services provided to Manhattan Scientifics, while stating that such services would be provided to, and were needed by, the Company as part of the transaction. It is our position that Mr. Maslow also misrepresented the fairness of the transaction in dispute at the time to us, which we contend was being done for the benefit of Mr. Maslow and Manhattan Scientifics, to the detriment of the Company  In our counterclaims, we are seeking, among other relief, a determination that the Warrants should be declared null and void from inception, plus damages against Mr. Maslow. It is further our position that even if the Warrants were properly issued (we contend they were not), the Warrants were never properly exercised by Manhattan Scientifics. Manhattan Scientifics and Mr. Maslow have moved to dismiss certain of our Counterclaims alleged against them. That motion too has been fully submitted to the court, but not yet decided.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

OVERVIEW

New Mexico Software develops a variety of products centered around the concept of digital lifecycle management systems. The digital lifecycle is the IT (information technology) strategy that associates database information with both paper and digital files including text, email, images, audio, graphics, video and animation files, and coordinates access to a common repository of these processes and files. The digital lifecycle encompasses creation, approval, sharing, storage, retrieval, usage, capture and archiving of the database information. Our core product, Roswell, is an enterprise-level platform that manages digital files. It manages assets by creating folders, or groups of files, catalog hierarchies, users, user groups, and user permissions. The files are managed by a database that maintains both the membership of the file in a folder(s) and information about the file. Roswell’s main user interface is a web browser, which makes it accessible and more intuitive to a greater number of users. It can be used on Windows, Macintosh or Linux operating systems.

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

One of the most significant issues affecting our type of business is that the Internet as a commercial industry is less than ten years old. Therefore, the entire industry is subject to intense competition and rapidly changing conditions, causing uncertainty and inconsistencies for the individual companies operating within that industry. According to the Standard & Poors Industry Survey “Computers: Consumer Services & The Internet” dated March 3, 2005, two key factors in analyzing Internet-related companies are that “because many Internet-related companies do not generate consistent and substantial earnings, and some have only a small base of revenues, such firms often are valued largely on their prospects for future growth”, and that for Internet-related companies “qualitative assessments are crucial in helping to determine the competitive position, growth opportunities, and value of an Internet company”. According to Standard & Poors, some of the qualitative items investors should look at in addition to financial statement analysis are business models, competitive positioning, management’s vision and execution, diversification of revenue streams, capital requirements, ability to recruit and retain skilled software programmers, ability to convert new ideas into saleable offerings quickly, ability to capitalize on the unique benefits offered by the Internet, and the ability to generate new ideas, market new products and foster an entrepreneurial and innovative corporate structure. We believe that these subjects apply to New Mexico Software.

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

Some challenges we face in the next year are continuing to develop a sales force and distribution channels in order to market our products, as well as educating potential customers about the benefits of digital lifecycle systems. We have hired two executive managers to focus on marketing XR-EXpress, and we have hired a manager to focus on the consumer products division (Santa Fe, White Sands, Taos and Trinity Mothership). We also have made the same commitment for our Sox Advisors products and services. These executive managers are known as SME’s (Subject Matter Experts) who have had the experience to understand the broad range of requirements needed to successfully manage complex IT structures, technology, client relationships and products.

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

Software maintenance consists primarily of hosting and managing our customers’ data on our servers, and to a lesser extent includes technical support programs for our products. This hosting and licensing structure will continue with both our Roswell and XR-EXpress products; therefore, we anticipate a positive impact on license fees, software maintenance, and custom programming revenues from sales of these products.

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

In connection with the sales of software licenses, we sell hosting and maintenance contracts that vary in terms. With regard to the hosting arrangements, both the software application and the customer’s data reside on our hardware, the customer accesses and uses the software on an as-needed basis over the internet, and the customer does not have the right to take possession of the software. In this situation, we can consider that delivery of the software occurs over the term of the arrangement according to paragraph 7 of EITF 00-3, which allows the hosting revenue to be recognized over the term of the arrangement per paragraph 8 of SOP 97-2. Accordingly, we recognize revenue from hosting services on a straight-line basis over the life of the respective contracts. Maintenance contract revenue also is recognized on a straight-line basis over the life of the respective contracts, as this format best approximates the timing of the services rendered per paragraph 57 of SOP 97-2.

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

Goodwill

Goodwill was recognized in the Company’s acquisition of Working Knowledge, Inc. In December 2004, based upon the Company’s impairment analysis, the remainder of the goodwill was written off.

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

Revenues: Total revenues increased 26.4%, or $97,000, for the quarter ended March 31, 2005, as compared to the same period in the prior year (the “comparable prior year period”). These revenues were primarily generated from the following four revenue streams:

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

Revenues from software maintenance decreased 23% or $24,000 for the first quarter of 2005 as compared to the comparable prior year period. This decrease is mostly due to the termination of the hosting agreement for one customer. Software maintenance consists mainly of hosting and managing our customers’ data on our systems, and to a lesser extent includes technical support programs associated with our products. We will continue hosting for various existing clients and for our Roswell and XR-EXpress products, in addition to focusing new marketing efforts on the sale of our desktop products. We have several projects currently in negotiations that will involve on-going software maintenance. Based on these projects in addition to our current contracts, management anticipates that revenues from software maintenance will increase in the coming year.

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

Research and Development. Research and development expenses increased 121%, or $29,000, for the quarter ended March 31, 2005, as compared to the comparable prior year period. This increase is primarily attributable to management’s focus on completing the development phase of XR-EXpress, Trinity Mothership, and SOXtrac. Additional staff was hired in order to accomplish these goals. However, in the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed. Management anticipates that research and development costs in the future will focus both on the upgrading of our existing products and the continued development of new products using our core technology; therefore they will remain relatively steady or increase slightly in the coming year.

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

REPORTABLE SEGMENTS

On January 1, 2005, we reorganized our company’s segments to more clearly reflect the company’s direction and growth. In addition to having a variety of products and services available (please see our annual report on Form 10K-SB for product descriptions), we have formulated a business strategy for the next two years that will take advantage of opportunities to market these products. Our current business strategy is to form up to twenty joint venture projects over the next two to three years. These joint venture projects would be formed to develop, market and distribute various digital lifecycle management applications built around our core Roswell technology.

In the past, Working Knowledge, Inc. provided data maintenance services related to the NMS digital asset management system. We have absorbed the data maintenance services into New Mexico Software, and redefined Working Knowledge, Inc. to include those product divisions for which we are forming the joint venture projects. Therefore, at this time, Working Knowledge, Inc. includes the healthcare division and the Sox Advisors division. These divisions are centered around the products XR-EXpress and SOXtrac. Information related to the Company’s reportable segments for the three months ended March 31, 2005 is as follows:

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

Accounts receivable increased from $433,000 at December 31, 2004 to $620,000 at March 31, 2005, constituting a use of funds in the amount of $187,000 during the quarter ended March 31, 2005. The increase is entirely due to a barter transaction for the sale of software to Forbes.com in return for advertising for $300,000. This transaction is in addition to $135,000 of advertising still owed to us for a prior barter transaction. Although no schedule has been determined (nor is one required by the agreement), we anticipate using a portion of the advertising credits during 2005. In this barter transaction we transferred customized software to the customer in return for print advertising. Paragraph 2 of the Minutes of the 11/18/93 Meeting on EITF Issue 93-11 specifically refers to the transfer of non-monetary assets such as inventory in return for barter credits used to purchase goods and services such as advertising. Paragraph 7 of those Minutes states that “it should be presumed that the fair value of the non-monetary asset exchanged is more clearly evident than the fair value of the barter credits received and that the barter credits should be reported at the fair value of the non-monetary asset exchanged.” The software and customization was valued at the same price it would have been valued if it had been sold for cash, so no impairment was recorded before the asset was transferred. The revenue was recognized when the software was transferred to the customer in accordance with paragraph 8 of SOP 97-2, and a corresponding receivable for the barter credits was recorded at that time. The advertising expense will be recognized as the ads are placed. The value of any remaining barter credits will be reviewed at the end of each fiscal year for possible impairment, and any such impairment loss will be recorded at that time.

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

Management anticipates that our primary uses of cash in the next year will be allocated to continue to satisfy delinquent obligations and for general operating purposes. Our business strategy is to increase working capital by internal growth through the development of joint venture projects associated with our new products SOXtrac and XR-EXpress, continued hosting of our existing customers, sale of licenses for our Roswell products, maintenance of these licenses, and sales of our consumer products, as well as externally through the sale of potentially dilutive securities. We may also continue to incur debt as needed to meet our operating needs. In addition, we may be forced to issue additional equity compensation to employees and outside consultants to meet payroll and pay for needed legal and other services. If we are not able to meet our sales objectives as anticipated, and in addition we are not able to secure debt or additional equity sales, the company probably would have to drastically reduce its size and operations, and could possibly have to cease operations. For the last five years we have been able to raise the funds necessary to continue operations and for our growth objectives through a combination of the approaches mentioned above, and given the positive feedback on our new products, we believe that we will be able to continue using these options until such time as we are able to fund our current operations and growth entirely from sales revenue.

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

Management anticipates that the capital requirements for operations for the next twelve months will be approximately $1,800,000 - $2,000,000, based on cash flow projections. The company currently has contracts which provide for recurring revenues of approximately $720,000 over the next twelve months. Although one annual contract for software maintenance for 2005 was prepaid at the end of 2004, the remaining software maintenance contracts provide a monthly cash flow of approximately $60,000. Based on the prior two years’ licensing and custom programming revenue, we can expect these services to generate an additional $250,000 - $350,000 over the next twelve months. We have four projects in process (combined maintenance and custom programming) that will generate additional cash flow of approximately

$30,000 per month plus initial custom programming fees of approximately $300,000. We anticipate that new clients and our new products will provide the remaining necessary cash flow for the next year.

We have received a non-binding letter of intent from a fiduciary trust, In God We Trust, to invest up to $500,000 in the company through December 31, 2005. These funds, if made available, would provide additional working capital necessary for operations over the next twelve months and to retire long-term debt and past-due payroll taxes. The letter of intent does not require the investor to fund. If we are not able to raise funds through sales of products and services, sales of stock or debt, and the funds from this investor are also not obtainable, the company may have to drastically reduce its size and operations, and could possibly have to cease operations. To date, we have not received any financing from this investor, because we have been able to raise any needed financing through other means. However, we have had a long-term relationship with this investor and believe that the investor has the willingness and wherewithal to provide funds should our cash requirements exceed our abilities to generate cash elsewhere. Through a combination of increased marketing efforts and continued reduction of expenses, management anticipates positive working cash flow during 2005.

FORWARD-LOOKING STATEMENTS

This report contains statements that plan for or anticipate the future. Forward-looking statements include statements about the future of operations involving the marketing and maintenance of products which manage large volumes of media or digital material, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this report forward-looking statements are generally identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. Although management believes that any forward-looking statements it makes in this report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include the following:

•	Rapid changes in technology relating to the Internet
•	Continued growth and use of the Internet
•	Changes in government regulations
•	Changes in our business strategies
•	Hardware failure of a catastrophic proportion
•	Terrorist interference with the operation of the Internet or effects of terrorist activities on the economy
•	Difficulty recruiting and retaining staff of sufficient technical caliber to provide adequate and on-going customer support and product maintenance and development
•	Failure to successfully market our products through the Internet and our representatives
•	Inability to locate sources to retire our line of credit or to obtain alternative lending sources
•	Inability to solve cash flow problems

In light of the significant uncertainties inherent in the forward-looking statements made in this report, particularly in view of our early stage of operation, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

ITEM 3.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the

Commission's rules and forms. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our Company required to be disclosed in our periodic filings with the SEC and achieve their intended purposes and objectives.

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

We served our Answer to the Complaint on August 16, 2004. Mr. Govatski is seeking dismissal of the claim against him for lack of personal jurisdiction and for failure to state a claim. Mr. Govatski’s motion to dismiss has been fully submitted to the court, but has not yet been decided. Along with our Answer, we are asserting Counterclaims against Manhattan Scientifics for monies owed by Manhattan Scientifics and for a declaratory judgment, and against a former Company Director, Marvin Maslow for fraud and breach of fiduciary duty due to his persuading the Company to enter into the Warrant transaction with Manhattan Scientifics, which we contend was done for the benefit of Maslow and Manhattan Scientifics, and not for the benefit of the Company. We believe that due to the fact that Mr. Maslow and a second former Company director (Scott Bach), were also Directors of Manhattan Scientifics at the time of the transactions in dispute, and constituted two of the Company’s three Directors at the time, Mr. Maslow and Mr. Bach should have excused themselves from participating in negotiating and voting on the issue of whether to approve the Warrants. Messrs. Maslow and Bach resigned as our Directors in December 2002. It is our position that such financial conflicts include Mr. Maslow’s causing the Company to pay for third-party consulting services provided to Manhattan Scientifics, while stating that such services would be provided to, and were needed by, the Company as part of the transaction. It is our position that Mr. Maslow also misrepresented the fairness of the transaction in dispute at the time to us, which we contend was being done for the benefit of Mr. Maslow and Manhattan Scientifics, to the detriment of the Company  In our counterclaims, we are seeking, among other relief, a determination that the Warrants should be declared null and void from inception, plus damages against Mr. Maslow. It is further our position that even if the Warrants were properly issued (we contend they were not), the Warrants were never properly exercised by Manhattan Scientifics. Manhattan Scientifics and Mr. Maslow have moved to dismiss certain of our Counterclaims alleged against them. That motion too has been fully submitted to the court, but not yet decided.

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

NMXS.com, INC.

Date:	February 6, 2006	By /s/ Richard Govatski
Richard Govatski, President

Date: February 6, 2006	By /s/ Teresa Dickey
Teresa Dickey, Treasurer (Principal
Financial Officer)