Form 10QSB/A
period 2005-06-30
NMXS COM INC
filed 2006-02-07
CIK 1101865

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

YES ☒ NO ☐

NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF AUGUST 11, 2005 IS: 42,040,349.

TRANSFER AGENT AS OF AUGUST 11, 2005: Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

(Continued on following page)

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

The Company issued a total of 1,702,385 shares of the Company’s $0.001 par value common stock to employees in lieu of salary, which was valued at $257,000.

The Company issued a total of 46,667 shares the Company’s $0.001 par value common stock to outside contractors in exchange for services rendered of $7,000.

The Company issued a total of 520,517 shares of the Company’s $0.001 par value common stock which were related to the exercise of options/warrants in exchange for $42,000 cash.

The Company issued a total of 640,000 shares of the Company’s $0.001 par value common stock which were related to the conversion of 40 shares of Series A convertible preferred stock.

The Company issued a total of 1,193,066 shares of the Company’s $0.001 par value common stock for cash in the amount of $132,000.

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

	2005	2004
Net income– as reported	(290,000)	96,000
Pro forma effects of stock-based compensation	(12,000)	(16,000)
Net (loss) – pro forma	(303,000)	80,000

(Loss) per share – as reported	($0.01)	$0.00
Pro forma effects of stock-based compensation	-	-
(Loss) per share – pro forma	($0.01)	$0.00

As of June 30, 2005, the Company has reserved 1,000,000 shares of its common stock for issuance upon exercise of stock options and warrants.

NOTE C - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of June 30, 2005 consisted of the following:

Computers	$ 313,000
Furniture, fixtures and equipment	112,000
Automobiles	38,000
Leasehold improvements	12,000
475,000
Accumulated depreciation	(399,000)
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

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

	NMS	WKI	Total
Revenue	$ 615,000	$ 19,000	$ 634,000

Cost of services	229,000	27,000	256,000
General and administrative	537,000	10,000	547,000
Research and development	107,000	2,000	109,000

Operating income (loss)	(258,000)	(20,000)	(278,000)

Total assets	$669,000	$ 23,000	$ 692,000

WKI revenue consists primarily of software maintenance and diagnostic reports for XR-EXpress customers.

A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

Segment’s operating income	$(278,000)
Other expense	(12,000)
Consolidated net loss/comprehensive loss	$(290,000)

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

NOTE I – BARTER TRANSACTIONS

During the six months ended June 30, 2005, the Company had one barter transaction totaling $300,000 for the sale of software to Forbes.com in return for advertising credits. In this barter transaction customized software was transferred to the customer in return for print advertising. The software and customization was valued at the same price it would have been valued if it had been sold for cash, so no impairment was recorded before the asset was transferred. The revenue was recognized when the software was transferred to the customer in accordance with paragraph 8 of SOP 97-2, and a corresponding receivable for the barter credits was recorded at that time. The advertising expense will be recognized as the ads are placed. The value of any remaining barter credits will be reviewed at the end of each fiscal year for possible impairment, and any such impairment loss will be recorded at that time.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

One of the most significant issues affecting our type of business is that the Internet as a commercial industry is less than ten years old. Therefore, the entire industry is subject to intense competition and rapidly changing conditions, causing uncertainty and inconsistencies for the individual companies operating within that industry. According to the Standard & Poors Industry Survey “Computers: Consumer Services & The Internet” dated March 3, 2005, two key factors used to analyze Internet-related companies are: 1 - “because many Internet-related companies do not generate consistent and substantial earnings, and some have only a small base of revenues, such firms often are valued largely on their prospects for future growth”, and 2 - for Internet-related companies “qualitative assessments are crucial in helping to determine the competitive position, growth opportunities, and value of an Internet company”. According to Standard & Poors, some of the qualitative items investors should look at in addition to financial statement analysis are business models, competitive positioning, management’s vision and execution, diversification of revenue streams, capital requirements, ability to recruit and retain skilled software programmers, ability to convert new ideas into saleable offerings quickly, ability to capitalize on the unique benefits offered by the Internet, and the ability to generate new ideas, market new products and foster an entrepreneurial and innovative corporate structure. We believe that these subjects apply to New Mexico Software.

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

In general, our key indicator of operating progress is gross revenue.  For the six-month period ending June 30, 2005, personnel-related expenses have accounted for approximately 60% of our operating expenses, with fixed costs such as building and equipment rent, utilities, insurance, communications and depreciation accounting for an additional 12%.  The only personnel-related costs that are directly variable with sales are those associated with custom programming, because they are directly billable.  This means that approximately 70% of our expenses are relatively fixed.  All of the remaining expenses vary, but less than 5% varies directly with sales. We will incur more definite variable costs associated with our new consumer products, however, we don’t expect to have a significant impact from these sales during 2005. As a result, during 2005 we anticipate that gross revenue will continue to be our primary indicator of when we will achieve profitability and break-even cash flow.

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

We have received a non-binding letter of intent from a fiduciary trust, In God We Trust, to invest up to $500,000 in the company through December 31, 2005. These funds, if made available, would provide additional working capital necessary for operations over the next twelve months and to retire long-term debt and past-due payroll taxes. The letter of intent does not require the investor to fund. If we are not able to raise funds through sales of products and services, sales of stock or debt, and the funds from this investor are also not obtainable, the company may have to drastically reduce its size and operations, and could possibly have to cease operations. To date, we have not received any financing from this investor, because we have been able to raise any needed financing through other means. However, we have had a long-

term relationship with this investor and believe that the investor has the willingness and wherewithal to provide funds should our cash requirements exceed our abilities to generate cash elsewhere. Through a combination of increased marketing efforts and continued reduction of expenses, management anticipates positive working cash flow during 2005.

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

(a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our Company required to be disclosed in our periodic filings with the SEC and achieve their intended purposes and objectives.

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