Form 10QSB/A
period 2005-09-30
NMXS COM INC
filed 2006-02-07
CIK 1101865

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

(Continued on the following page)

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

The Company issued a total of 3,130,917 shares of the Company’s $0.001 par value common stock to employees in lieu of salary, which was valued at $403,000.

The Company issued a total of 115,715 shares the Company’s $0.001 par value common stock to outside contractors in exchange for services rendered of $14,000.

The Company issued a total of 520,517 shares of the Company’s $0.001 par value common stock which were related to the exercise of options/warrants in exchange for $42,000 cash.

The Company issued a total of 912,108 shares of the Company’s $0.001 par value common stock which were related to the conversion of 60 shares of Series A convertible preferred stock.

The Company issued a total of 313,621 shares of the Company’s $0.001 par value common stock in repayment of a short-term note plus interest in the amount of $36,000.

The Company issued a total of 3,784,445 shares of the Company’s $0.001 par value common stock for cash in the amount of $385,000.

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

	2005	2004
Net income– as reported	(241,000)	(136,000)
Pro forma effects of stock-based compensation	(16,000)	(24,000)
Net (loss) – pro forma	(257,000)	(160,000)

(Loss) per share – as reported	($0.01)	$0.00
Pro forma effects of stock-based compensation	-	-
(Loss) per share – pro forma	($0.01)	$0.00

As of September 30, 2005, the Company has reserved 1,000,000 shares of its common stock for issuance upon exercise of stock options and warrants.

NOTE C - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of September 30, 2005 consisted of the following:

Computers	$ 315,000
Furniture, fixtures and equipment	112,000
Automobiles	38,000
Leasehold improvements	12,000
477,000
Accumulated depreciation	(406,000)
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

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

NOTE F- MAJOR CUSTOMERS

During the nine-month period ended September 30, 2005, two customers accounted for 60% of the Company's revenue. The Company recognized $600,000 as revenue and $0 as expense from barter agreements for the nine-

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

month period ended September 30, 2005.

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

	NMS	WKI	Total
Revenue	$ 1,244,000	$ 30,000	$ 1,274,000

Cost of services	397,000	41,000	438,000
General and administrative	767,000	11,000	778,000
Research and development	160,000	2,000	162,000

Operating income (loss)	(80,000)	(24,000)	(104,000)

Total assets	$ 1,209,000	$ 38,000	$ 1,247,000

WKI revenue consists primarily of software maintenance and diagnostic reports for XR-EXpress customers.

A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

Segment’s operating income	$(104,000)
Other expense	(137,000)
Consolidated net loss/comprehensive loss	$(241,000)

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

NOTE I – BARTER TRANSACTIONS

During the nine months ended September 30, 2005, the Company had two barter transactions totaling $600,000 for the sale of software to Forbes.com in return for advertising credits. In these barter transactions customized software was transferred to the customer in return for print advertising. The software and customization was valued at the same price it would have been valued if it had been sold for cash, so no impairment was recorded before the asset was transferred. The revenue was recognized when the software was transferred to the customer in accordance with paragraph 8 of SOP 97-2, and a corresponding receivable for the barter credits was recorded at that time. During the third quarter of 2005, the receivable was reclassified as prepaid advertising. The advertising expense will be recognized as the ads are placed. The value of any remaining barter credits will be reviewed at the end of each fiscal year for possible impairment, and any such impairment loss will be recorded at that time.

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

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Revenues: Total revenues increased 207.7%, or $432,000, for the quarter ended September 30, 2005, as compared to the same period in the prior year (the “comparable prior year period”). Total revenues for the nine months ended September 30, 2005 increased 29.3%, or $289,000, as compared to the comparable prior year period. These revenues were primarily generated from the following four revenue streams:

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

Revenues generated by software sales increased 33%, or $126,000 for the nine months ended September 30, 2005, as compared to the comparable prior year period. This increase is mainly attributable to the barter transactions with Forbes.com. These sales account for $355,000, or approximately 70% of the software sales for the nine-month period ending September 30, 2005. Although we don’t anticipate future sales of this magnitude from this customer, we expect that the advertising credits we received from Forbes.com, when activated, will generate a significant amount of sales of our new products in the coming year, which will offset the reduction in sales directly to Forbes.com. However, since we have no history with these products nor with advertising with Forbes.com, we cannot predict any future sales increase with certainty.

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

Revenues from software maintenance increased 25% or $64,000 for the first nine months of 2005 as compared to the comparable prior year period. This increase is also due to the addition of several new hosting agreements during 2005. The monthly average of hosting revenue for the first nine months of 2004 was approximately $28,000 per month, while the monthly average for the first nine months of 2005 was approximately $35,000 per month due to the additional hosting contracts.

2. Custom programming revenue increased over 4000%, or $197,000, for the quarter ended September 30, 2005, as compared to the comparable prior year period. Custom programming revenue increased over 500%, or $227,000 for the nine-month period ended September 30, 2005, as compared to the comparable prior year period. Both of these increases are entirely due to the barter sales with Forbes.com.

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

3. Revenues generated by license fees decreased 53%, or $8,000 during the quarter ended September 30, 2005, as compared to the comparable prior year period. License fees revenues decreased 82%, or $103,000 during the nine months ended September 30, 2005, as compared to the comparable prior year period. The decrease for the nine-month period is the result of a final installment payment of $70,000 for a license fee received during June 2004. License revenues averaged approximately $5,000 per month during the first nine months of 2004, but only $2,500 per month during the first nine months of 2005 because of the termination of one license agreement and the fact that we did not enter into any significant new license agreements during the first nine months of 2005.

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

4. Revenue generated by scanning services decreased 55%, or $23,000 for the quarter ended September 30, 2005, as compared to the comparable prior year period. Scanning revenue for the nine months ended September 30, 2005 decreased by 15%, or $20,000 as compared to the same period last year. We continued our progress on a long-term scanning project with a major movie studio; however, work on this project decreased during the third quarter due to a temporary decline in the customer’s business cycle. The decline in this project is responsible for the decrease in scanning revenue both for the quarter and the year to date as compared to the prior year. This studio has committed to scan over 5,000 titles for this project. At the current rate of progress, we expect the project to continue for approximately two to three years. We had no additional scanning projects during 2004 or 2005. In general, management is currently assessing the importance of scanning services as part of an overall focus on client services during the coming year. Although we are not emphasizing scanning services at this time, we anticipate that this revenue source will continue to remain steady during the coming year due to the long-term project mentioned above.

We also generated other revenue from hardware sales and the sale of other miscellaneous items and services. Revenue generated by these other items increased 500%, or $19,000 for the quarter ended September 30, 2005, as compared to the comparable prior year period, but decreased 14%, or $18,000 for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The increase during the current quarter is due to sales of hardware associated with sales of our XR-EXpress and DFC3 software products during the quarter.

Cost of Services. Cost of services increased 33.8%, or $46,000, for the quarter ended September 30, 2005, as compared to the comparable prior year period. Cost of services increased 40.8%, or $127,000 for the nine months ended September 30, 2005 as compared to the comparable prior year period. Substantially all of the increase both for the quarter and for the year to date is due to the hiring of additional engineering staff during 2005, and the remainder (approximately $10,000 for the nine-month period) is due to the cost of additional bandwidth for our internet connections.

During the current year, over 80% of our cost of sales consists of engineering salaries and compensation-related expenses. We consider these salaries to be directly associated with our ability to generate revenues, however, they do not vary with revenues in that much of those costs are fixed. As a result, the gross margin percent will vary as sales vary.

For the quarter ended September 30, 2005, cost of services as a percentage of revenues was 28.4%, as compared with 65.4% for the comparable prior year period. For the nine months ended September 30, 2005, cost of services as a percentage of revenues remained nearly constant at 34.4%, as compared with 31.6% for the comparable prior year period. The difference during the current quarter is mainly due to the increase in revenue during the third quarter of 2005. Management anticipates that as revenues increase in the coming year, the cost of goods and services required to support those revenues will continue to increase, and engineering salaries will also increase as we hire additional staff to support a greater number of products and customers. However, we expect that revenues will increase at a greater rate than cost of services, since most of our costs are relatively fixed. We believe the range of percentages during 2004 is more indicative of the percentage of costs associated with future revenues, but until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

General and Administrative. General and administrative expenses decreased 11.2%, or $29,000, for the quarter ended September 30, 2005, as compared to the comparable prior year period. Approximately 76% ($22,000) of this decrease is attributable to reduced legal fees during the quarter. The remainder of the increase is due to the combination of several factors, including slightly increased consulting and investing fees, offset by slightly decreased marketing expenses and depreciation. For the nine-month period ended September 30, 2005, general and administrative expenses increased 11.1%, or $78,000. This increase is almost entirely due to increased legal and consulting expenses related to the legal matters described in Item 1 of Part II below.

General and administrative expenses as a percentage of revenues for the third quarter of 2005 were 36.1%, as compared with 125.0% for the comparable prior year period, mainly due to decreased revenues during the current period. For the nine months ended September 30, 2005, general and administrative expenses as a percentage of revenues were 61.1%, as compared with 71.1% for the comparable prior year period. This decrease is also mainly due to increased revenues during year-to-date 2005. Management believes the ratio of general and administrative costs to revenues will decrease in the future because revenues will increase at a greater rate than general and administrative costs, but until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

Research and Development. Research and development expenses increased 65.6%, or $21,000, for the quarter ended September 30, 2005, as compared to the comparable prior year period. Approximately $17,000 of this increase is attributable to the costs of additional staffing when compared to the second quarter of last year. The remaining increase is a combination of increased internet connectivity and supplies. For the nine-month period ended September 30, 2005, research and development costs increased 78%, or $71,000. This increase is entirely due to increased staffing costs during 2005.

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

Other Income. Interest expense increased 942%, or $113,000 for the quarter ended September 30, 2005, and 621%, or $118,000 for the nine-month period ended September 30, 2005, as compared to the comparable prior year periods. Both of these increases are due to the accrual of an additional $118,000 in penalties and interest on the past-due tax obligation during the third quarter of 2005.

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

During the nine months ended September 30, 2005, we have had two barter transactions totaling $600,000 for the sale of software to Forbes.com in return for advertising credits. These transactions are in addition to $135,000 of advertising still owed to us for a prior barter transaction. Although no schedule has been determined (nor is one required by the agreement), we anticipate using a portion of the advertising credits during the fourth quarter of 2005. Since the advertising agreements were barter transactions, the sale of the software will not directly generate cash. This results in a short-term negative impact on cash flow since we won’t be collecting cash for that transaction. However, it will allow us to generate advertising in the coming year without expending cash, which will result in a long-term positive impact on cash flow.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 30, 2005, NMXS.Com, Inc. held its annual meeting of stockholders. At the meeting, the stockholders approved:

1.    The election of Richard F. Govatski, Teresa B. Dickey, John E. Handley and Frank A. Reidy as directors for the coming year.

2.   A change of the state of incorporation to Nevada from Delaware by statutory merger into a newly created, wholly-owned subsidiary.

3.	A change in the name to New Mexico Software, Inc. from NMXS.Com, Inc.

4.	An increase in the authorized common stock of the corporation to 200 million shares from 50 million shares.

5.    The engagement of Epstein Weber and Conover, PLC as NMXS.com, Inc.’s independent auditors for the 2005 fiscal year.

Management intends to implement items 2 and 3 effective January 1, 2006.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. The following exhibits are attached to this report:

31.1	Rule 15d-14 (a) Certification by Principal Executive Officer
31.2	Rule 15d-14 (a) Certification by Principal Financial Officer
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

(b)	Reports.	There were no Form 8-K’s filed with the SEC during the third quarter of 2005.

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