Form 10KSB/A
period 2004-12-31
NEW MEXICO SOFTWARE, INC
filed 2006-03-24
CIK 1101865

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB /A

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

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

(505) 255-1999

(REGISTRANT’S TELEPHONE NO., INCLUDING AREA CODE)

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

YES ☒ NO ☐

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF THE REGISTRANT’S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. ☐

REVENUES FOR YEAR ENDED DECEMBER 31, 2004: $1,018,000

AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF APRIL 11, 2005, WAS: $ 7,903,283

NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK OUTSTANDING AS OF APRIL 11, 2005 IS: 36,431,194

TRANSFER AGENT AS OF APRIL 11, 2005: Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS - OUR COMPANY

Our History and Background

New Mexico Software, Inc., was originally incorporated under the laws of the state of New Mexico in April 1996. The privately held company was involved in a reverse merger with Raddatz Exploration, Inc. on August 3, 1999, and the corporate name was changed to NMXS.com, Inc., with New Mexico Software, Inc. becoming a wholly-owned subsidiary. NMXS.com, Inc. went public at that time. NMXS is quoted on the OTC Bulletin Board under the symbol “NMXS” and on the Berlin Stock Exchange with the symbol NM9. In 2004 we filed an alternate name registration in the state of Delaware to use the name “New Mexico Software.”

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

Working Knowledge

In April 2000, we acquired Working Knowledge, Inc., a Kansas corporation. Working Knowledge became our wholly-owned subsidiary which provides services that are necessary to prepare, enter, and maintain the customer’s data in our software. These services include web design, database development, image scanning, file uploading and technical support. As well, Working Knowledge is able to serve the customer by utilizing the stored images to produce compact disks, digital prints, and large poster formats. These complementary services allow us to complete our business model of offering comprehensive digital management.

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

At the enterprise level, we have two products currently available and several products under development. The first available product is Roswell, our core product. It is used for information lifecycle management systems demanding database integration, web services, file systems, Internet security, high-definition viewing environments, and advanced search engines. We market Roswell in two ways: as a hosted application on the Internet, and as a highly customized application according to clients’ specifications. A hosted application provides a customer with access to the Roswell product over the Internet. Customers log on to a dedicated server run at our Albuquerque data center and use Roswell to manage, view and distribute their media assets. The customers’ media files are also stored on our server. Customers using our hosted model are billed on a monthly basis according to the number of registered users and the amount of disk space their media files will occupy. This is the primary basis for our recurring revenue.

Our second enterprise-level product is called XR-EXpress. It is a secure, web-based software that allows medical providers to store, organize and access patient medical diagnostic images such as x-rays, EKG’s, MRI’s, CT’s, and ultrasounds, as well as to diagnose and interpret cases and generate medical reports in conjunction with those images. It incorporates biometric devices, speech recognition to text translation, multiple security levels, comparative image viewing, and a customizable workflow model to provide a streamlined process for medical providers.

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

Together our SOX Advisors and SOXtrac will minimize the impact of the Sarbanes-Oxley Act on businesses and their managers who have a strong desire to be fully compliant with the Sarbanes-Oxley Act. SOX Advisors will enable CEOs and CFOs to monitor their legal compliance requirements in accordance with Section 302 of the Act, while also enabling financial auditors to identify and clarify the effectiveness of a company’s system of internal accounting controls in accordance with Section 404 of the Act.

Digital Filing Cabinet is a mid-level server that can be located at a customer’s facilities to provide a similar functionality as our Roswell custom products. However, more companies are choosing to use our DFC to be maintained in our data center instead of purchasing and maintaining the products at their location.

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

White Sands is an inexpensive but powerful document management system for the small office. It can import electronic files into the database or scan paper documents into the computer and turn them into portable data files (PDF’s). White Sands includes a search engine and metadata tagging system, providing the ability to quickly and easily organize, archive and locate the documents. It incorporates optical character recognition technology which allows the customer to search on any word or phrase in the document.

Taos is a next-generation digital photo application. It provides a low-cost image database solution for organizing, cataloging, and searching for images based on their color or shape. The Taos software takes advantage of bleeding-edge performance and graphic processors to provide enhanced photo editing, and it allows images to be tagged with “hot words” and exported to popular database and image formats.

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

In addition, our core technology is characterized by the following features that contribute to what we perceive to be marketplace advantages:

•	Ability to use high-resolution graphics files -- large files with lots of detail as opposed to the low resolution files with indistinct detail used by conventional Internet programs.

•	Ability to use a single image in multiple resolutions, and to magnify the details in the high-resolution images.

•	Ability to track images with special codes assigned to each image.

•	Allows rapid transmission of a portion of the image based on user input, significantly enhancing the responsiveness of the system to deliver images over the Internet.

•	Our technology works on current versions of Internet browsers on Macintosh, PC and UNIX computers.

•	The enterprise level system is easy to use because it does not require any new software programs, only a familiarity with Netscape or Internet Explorer browsers.

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

One competitive strategy we are using is offering our enterprise-level products as hosted applications. By hosting our applications, we are able to provide the customer with a customized product that is maintained by us, which eliminates the customer’s need for an information technology staff. We provide the hardware, connectivity, maintenance, technical support, and automatic backups of the customer’s data. In addition, now that our core product has been completed, our cycle time (the time required to get a new customer up and running) is greatly reduced. We are often able to accommodate new customers, even those with complex databases, in a matter of weeks. We believe that our strategy to provide hosted applications, coupled with our custom system design capabilities provide us with a diversity of competitive market penetration opportunities.

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

Copyrights and Trademarks

We have four copyright registrations, one of which was effective June 18, 2001, and three federal trademark applications which were filed in January 2000. The copyright is for our MagZoom product. Three additional trademarks were granted in 2002 and they are: for the names “AssetWare,” “Real Time Real Organized Real Simple,” and “The Look and Feel of e-Commerce.”

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our stock is currently quoted on the OTC Bulletin Board under the symbol “NMXS.” The table below sets forth, for the periods indicated below, our high and low sales prices. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Quarter	High	Low
FISCAL YEAR ENDED	First	$0.19	$0.05
DECEMBER 31, 2003	Second	$0.11	$0.055
	Third	$0.21	$0.06
	Fourth	$0.71	$0.20

FISCAL YEAR ENDED	First	$1.07	$0.41
DECEMBER 31, 2004	Second	$0.78	$0.22
	Third	$0.46	$0.22
	Fourth	$0.28	$0.13

FISCAL YEAR ENDED	First	$0.505	$0.135
DECEMBER 31, 2005	Second (to April 9, 2005)	$0.22	$0.171

Our shares are subject to Rule 15g-9 under the Exchange Act. This rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities designated as “penny stocks” to persons other than established customers and institutional accredited investors. The SEC’s regulations define a “penny stock” to be any equity security that has a market price less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Currently our stock is a penny stock. We cannot assure you that our shares will ever qualify for exemption from these restrictions. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our shares and may affect the ability of holders to sell their shares in the secondary market.

Shareholders

As of April 11, 2005, there were 350 holders of record of our common shares. Such number of record owners was determined from our shareholders’ records maintained by our transfer agent and does not include beneficial owners of our common stock held in the name of various security holders, dealers and clearing agencies.

Dividends

We did not declare any cash dividends on our common stock during the year ended December 31, 2004. We have no plans to pay any dividends to the holders of our common stock in 2005.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

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

We presently realize revenues from four primary sources: (i) software sales, maintenance and hosting; (ii) custom programming services; (iii) license fees; and (iv) scanning and other services. We also occasionally realize revenues from hardware sales when the hardware is sold together with the software, and occasionally from other services. To date, license fees and software sales have been directly related. With each sale of our enterprise-level products, the end user enters into a license agreement for which an initial license fee is paid. The license agreement also provides that in order to continue the license, the licensee must pay an annual software maintenance fee for which the party receives access to product upgrades and bug fixes or product patches. Software maintenance consists primarily of hosting and managing our customers’ data on our servers, as well as technical support programs for our products. This hosting and licensing structure will continue with both our Roswell and XR-EXpress products; therefore, we anticipate a positive impact on license fees, software maintenance, and custom programming revenues from sales of these products. However, according to an article in Forbes magazine on March 29, 2004 entitled “A Hard Landing for Software”, software companies are gradually relying less on the software license for revenues and more on professional services such as programming and consulting. Management believes this trend applies to our revenues as well, since only our enterprise-level products will use this licensing structure.

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

In connection with the sales of software licenses for our enterprise-level products, we sell hosting and maintenance contracts that vary in terms. For these hosting contracts, the customer has possession of the software, which resides on the customer’s hardware, and we host the customer’s data. These hosting arrangements fall within the scope of SOP 97-2. However, although a fee may be charged at the beginning of the contract for the software license and any customization of the software, the hosting portion of the arrangement is billed and recognized on a monthly basis for the term of the contract. The Company has established vendor-specific objective evidence (VSOE) of fair value per paragraph 10 of SOP 97-2 for the hosting services. The VSOE for the hosting portion of contracts with multiple elements is the price charged for hosting when it is sold separately.

However, in some of our hosting arrangements both the software application and the customer’s data reside on our hardware. The customer accesses and uses the software on an as-needed basis over the internet, and the customer does not have the right to take possession of the software. Therefore, according to paragraph 5 of EITF 00-3, these hosting arrangements do not fall within the scope of SOP 97-2. Accordingly, we recognize revenue from these hosting services on a straight-line basis over the life of the respective contracts.

Maintenance contract revenue also is recognized on a straight-line basis over the life of the respective contracts, as this format best approximates the timing of the services rendered per paragraph 57 of SOP 97-2. If a maintenance contract is sold as part of a contract with multiple elements, the amount allocated to the maintenance portion is based on VSOE of fair value, which is the price charged for software maintenance services sold separately.

We follow the guidance in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require us to provide significant production, customization or modification to our core software. Revenue is generally recognized for such arrangements under the percentage of completion method. Under percentage of completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with paragraphs 85 through 91 of SOP 97-2. We believe that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract. If custom programming services are sold as part of a contract with multiple elements, a portion of the contract revenue is allocated to the custom programming services based on VSOE of fair value. VSOE for custom programming services is determined based on the price charged for these services when they are sold separately. At December 31, 2003 and December 31, 2004, there were no custom software development arrangements in progress.

The sale of third party hardware and software generally is billed as a separate deliverable under consulting or custom development contracts.

Installation, training and consulting revenue is recognized as the services are rendered. These services are accounted for separately per paragraph 65 of SOP 97-2. They include services that are not essential to the functionality of the software. They are usually billed separately; however, if they are included in a software agreement with multiple elements, a portion of the contract revenue is allocated to these services based on VSOE of fair value. VSOE is determined based on the price charged for these services when they are sold separately.

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

RESULTS OF OPERATIONS

A summary of operating results for the twelve months ended December 31, 2004 and 2003 is as follows:

	2004		2003
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenues	$1,018,000	100.0%	$1,300,000	100.0%
Cost of service	374,000	36.7%	330,000	25.4%

Gross profit	644,000	63.3%	970,000	43.7%

General & administrative	992,000	97.4%	1,155,000	88.8%
Research & development	207,000	20.3%	112,000	8.6%
Impairment of good will	75,000	7.4%	0	0.0%
Bad Debt Expense	0	0.0%	554,000	42.6%

Net operating (loss)	(630,000)	(61.9)%	(851,000)	(63.1)%

Other income (expense)	(73,000)	(7.2)%	(33,000)	(2.5)%

Net income (loss)	(703,000)	(69.21)%	(884,000)	(65.6)%

Earnings (loss) per share	$(0.02)		$(0.03)

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

REPORTABLE SEGMENTS

Management has identified the Company’s reportable segments based on the two distinct product lines and the two separate legal entities. New Mexico Software (NMS) derives revenues from the development and marketing proprietary internet technology-based software and Working Knowledge, Inc. (WKI) provides data maintenance services related to the NMS digital asset management system. Information related to the Company’s reportable segments for the year ended December 31, 2004 is as follows:

		2004		2003
	NMS	WKI	NMS	WKI
Revenue	$982,000	$36,000	$1,266,000	$34,000

Cost of services	335,000	39,000	267,000	62,000
General and administrative	826,000	166,000	1,556,000	123,000
Research and development	207,000	—	112,000	—
Impairment of goodwill	—	75,000	—	—

Operating income (loss)	(386,000)	(244,000)	(669,000)	(151,000)

Total assets	$528,000	$23,000	$704,000	$36,000

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board

of NMXS.com, Inc.:

We have audited the accompanying consolidated balance sheet of NMSX.com, Inc. and subsidiaries as of December 31, 2004 and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying notes are an integral part of these financial statements

NMXS.com, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Rounded to the nearest thousand)

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	(Deficit)	Equity

Balance, December 31, 2002	—	—	24,757,726	25,000	8,184,000	—	(8,064,000)	145,000

Issuance of common stock
for salaries			590,076		89,000			89,000

Issuance of common stock
for services			1,016,954	1,000	102,000			103,000

Issuance of options
for services					83,000			83,000

Issuance of common stock
for services to be rendered			2,750,000	3,000	162,000	(165,000)		—

Issuance of warrants
for services					67,000			67,000

Issuance of preferred stock
for cash	135	—			135,000			135,000

Compensation
expense						30,000		30,000

Issuance of common stock
for cash			250,000		28,000			28,000

Issuance of common stock
for bonuses			27,500		11,000			11,000

Net (loss)
For the year ended
December 31, 2003							(884,000)	(884,000)

Balance, December 31, 2003	135	$—	29,392,256	$29,000	$8,861,000	$(135,000)	$(8,948,000)	$(193,000)

Issuance of common stock
for services			90,000	—	22,000			22,000

NMXS.com, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Rounded to the nearest thousand)

 Continued

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	(Deficit)	Equity

Issuance of common stock
for services to be rendered			1,425,000	1,000	85,000	(86,000)		—

Cash received for
exercise of warrants								—

Compensation
earned						60,000		60,000

Cancellation of common
stock for bonus correction			(22,500)		(9,000)			(9,000)

Issuance of common stock
for cash			243,000	1,000	60,000			61,000

Issuance of common stock
for exercise of warrants/options			345,000	1,000	50,000			51,000

Issuance of common stock
for cashless exercise of warrants			309,000	—	—			—

Issuance of common stock
for salaries			1,052,702	1,000	210,000			211,000

Common stock issuable
for services								—

Net (loss)
For the year ended
December 31, 2004							(703,000)	(703,000)

	135	$—	32,834,458	$33,000	$9,279,000	$(161,000)	$(9,651,000)	$(500,000)

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

Supplemental disclosures:

The accompanying notes are an integral part of these financial statements

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

[2] Revenue recognition:

Our revenues are generally classified into three main categories: software license revenue, custom software development revenue, and maintenance and hosting revenue.The Company recognizes revenue in accordance with Statement of Position 97-2 “Software Revenue Recognition”.

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

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

the typical hosting agreement having a term of 12 months, with renewal on an annual basis.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Should the sale of its software involve an arrangement with multiple elements (for example, the sale of a software license along with the sale of maintenance and support to be delivered over the contract period), the Company allocates revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. The fair value of the separate elements is determined from vendor-specific objective evidence (VSOE), which is based on the price charged for each element when it is sold separately. The Company defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount at the time of the delivery of the product or when all other revenue recognition criteria have been met.

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

During the year ended December 31, 2003, the Company effected the following preferred convertible stock transactions:

The Company received a total of $135,000 from four individuals to purchase 135 shares of the Company’s $0.001 par value preferred stock. As of August 31, 2003, the Company closed the preferred stock offering and all of the shareholders have received their preferred stock.

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

During the year ended December 31, 2004, the Company effected the following stock transactions:

The Company issued a total of 1,052,702 shares of the Company’s $0.001 par value common stock to employees in lieu of salary and bonuses which were valued at $211,000.

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

The Company issued a total of 90,000 shares the Company’s $0.001 par value common stock to outside contractors in exchange for services rendered of $22,000.

The Company cancelled 22,500 shares of its $0.001 par value common stock that was erroneously issued to an employee as a bonus on December 10, 2003.

The Company issued a total of 243,000 shares of the Company’s $0.001 par value common stock in exchange for cash of $61,000.

The Company issued a total of 345,000 shares of the Company’s $0.001 par value common stock which were related to the exercise of options/warrants in exchange for $51,000 cash.

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

Commons stock issued in these noncash transactions are valued at the trading price of the Company’s shares at the time the agreements are entered into.

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

The Company granted 1,000,000 stock options to the Company’s legal counsel, with an exercise price of $0.06, equal to the fair value of the common stock, with a contractual life of ten years and the options vest immediately. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $0.03. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 5.84%, zero dividend yield, volatility of the Company's common stock of 177%, and an expected life of the options of ten years. Approximately $65,000 of expense was included in the statement of operations for the year ended December 31, 2003.

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

	2004	2003
Net (loss) – as reported	($703,000)	($884,000)
Pro forma effects of stock-based compensation	(30,000)	(195,000)
Net (loss) – pro forma	($733,000)	($1,079,000)

(Loss) per share – as reported	($0.02)	($0.03)
Pro forma effects of stock-based compensation	-	($0.01)
(Loss) per share – pro forma	($0.02)	($0.04)

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

Goodwill resulting from the acquisition of Working Knowledge, Inc., accounted for as a purchase, was being amortized on a straight-line basis over 5 years through December 31, 2001. The Company adopted SFAS No. 142 effective January 1, 2002 and as such, has tested the goodwill balance for impairment at least on an annual basis. Such analysis has been based upon the expected future cash flows of Working Knowledge, Inc. In December 2004, based upon the Company’s impairment analysis, the remainder of the goodwill was written off; therefore, there was $75,000 and $0 as impairment of goodwill as of December 31, 2004 and 2003.

[14] Recent pronouncements:

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others”, an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and has adopted such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003 and the Company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[14] Recent pronouncements: (Continued)

entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. SFAS No. 150 did not have any impact on the Company’s financial position or results of operations.

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

NOTE C – ACCOUNTS RECEIVABLE

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

NOTE I - REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on separate legal entities. NMS derives revenues from the development and marketing proprietary internet technology-based software and WKI provides data maintenance services related to NMS digital asset management system. Information related to the Company's reportable segments for 2004 is as follows:

	NMS	WKI	Total
Revenue	$982,000	$ 36,000	$1,018,000

Cost of services	335,000	39,000	374,000
General and administrative	826,000	166,000	992,000
Research and development	207,000	-	207,000
Impairment of goodwill	0	75,000	75,000

Operating income (loss)	(386,000)	(244,000)	(630,000)

Total assets	$528,000	$ 23,000	$ 551,000

WKI revenue consists primarily of software maintenance and scanning services.

A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

Segment’s operating loss	$ 630,000)
Other income (expense)	$ (73,000)
Consolidated net loss/comprehensive loss	$ (703,000)

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

NOTE J – COMMITMENTS AND CONTINGENCIES

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

NOTE K – LEGAL PROCEEDINGS

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

We served our Answer to the Complaint on August 16, 2004.  Mr. Govatski is seeking dismissal of the claim against him for lack of personal jurisdiction and for failure to state a claim.  Mr. Govatski’s motion to dismiss has been fully submitted to the court, but has not yet been decided. Along with our Answer, we are asserting Counterclaims against Manhattan Scientifics for monies owed by Manhattan Scientifics and for a declaratory judgment, and against a former Company Director, Marvin Maslow for fraud and breach of fiduciary duty due to his persuading the Company to enter into the Warrant transaction with Manhattan Scientifics, which we contend was done for the benefit of Maslow and Manhattan Scientifics, and not for the benefit of the Company.   We believe that due to the fact that Mr. Maslow and a second former Company director (Scott Bach), were also Directors of Manhattan Scientifics at the time of the transactions in dispute, and constituted two of the Company’s three Directors at the time, Mr. Maslow and Mr. Bach should have excused themselves from participating in negotiating and voting on the issue of whether to approve the Warrants. Messrs. Maslow and Bach resigned as our Directors in December 2002.   It is our position that such financial conflicts include Mr. Maslow’s causing the Company to pay for

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE K – LEGAL PROCEEDINGS (CONTINUED)

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

NOTE L – SUBSEQUENT EVENTS

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that are designed to ensure that information which is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Under the supervision and with the participation of management, as of December 31, 2004, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

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

(2) This number of shares includes options to purchase 500,000 shares, which options have vested and are currently exercisable. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Govatski. The number of shares also includes 400,000 shares pledged by Mr. Govatski to First Mirage, Inc. to secure a loan to the company which was due and payable on June 30, 2004. Such shares are presently in the name of David A. Rapaport, President of First Mirage, Inc. Mr. Govatski retains the right to vote these shares until foreclosure under the terms of the pledge agreement. However, subsequent to December 31, 2004, the shares were foreclosed on by First Mirage, Inc. Therefore, Mr. Govatski’s shareholdings have been reduced accordingly.

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

In January 2001 our wholly owned subsidiary, New Mexico Software, Inc., entered into a line of credit agreement with Los Alamos National Bank in the maximum principal amount of $300,000. It also issued a promissory note dated January 24, 2001, in the principal amount of $300,000, representing the amount that it borrowed under the line of credit. The note is secured by all of New Mexico Software’s furniture, fixtures, equipment, inventory, accounts, chattel paper, tangibles and general intangibles, and a letter of credit in the amount of $250,000 issued by another bank and provided by Murray Kelly. We issued 250,000 shares to Mr. Kelly for providing this letter of credit as collateral on this note. The note was originally due on or before July 24, 2001, and was extended to July 24, 2002. At July 24, 2002, we negotiated a three-month extension until October 24, 2002, by paying $50,000, plus accrued interest. At or about October 24, 2002, we were able to negotiate an extension of the note until April 24, 2003, by paying $25,000, plus interest. The bank has continued to extend the note for six-month intervals upon payment of $25,000 of principal plus accrued interest. The note bears interest at 7%. Mr. Govatski has personally guaranteed to the bank repayment of $50,000 of this line of credit. The lease payments for our office space in Albuquerque, New Mexico, of $47,000 and improvements of approximately $28,000 were provided through the payment of 75,000 shares of our common stock to the landlord by Richard Govatski, our president, a director, and a principal shareholder. In March 2001 we issued 75,000 shares to Mr. Govatski for providing his shares to the landlord.

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

3. Exhibits: None

(a) Reports on Form 8-K.

There were no Form 8-K’s filed with the SEC during the fourth quarter of 2004.

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

NMXS.COM, Inc.

Date: March 24, 2006	By /s/ Richard Govatski

Richard Govatski

President, Chief Executive Officer and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacitIes and on the dates indicated.

Date: March 24, 2006	/s/ Richard Govatski

Richard Govatski, President, Chief Executive Officer and Chairman of the Board of Directors

Date: March 24, 2006	/s/ Teresa B. Dickey

Teresa B. Dickey, Director, Secretary, Treasurer and Principal Financial Officer

Date: March 24, 2006	/s/ John Handley

John E. Handley, Director