Form 10QSB/A
period 2005-03-31
NEW MEXICO SOFTWARE, INC
filed 2006-03-24
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

NMXS.com, Inc. and Subsidiaries

Consolidated Balance Sheets

(Rounded to the nearest thousand)

(UNAUDITED)

	March 31,
	2005	2004
Assets

Current assets:
Cash and equivalents	$33,000	$115,000
Accounts receivable, net	620,000	415,000
Inventory	7,000	10,000
Prepaid expenses and other assets	24,000	21,000
Total current assets	684,000	561,000

Furniture, equipment and improvements, net	80,000	120,000
Security deposits	11,000	39,000
Goodwill, net	—	75,000

	$775,000	$795,000
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$119,000	$57,000
Accrued expenses	470,000	444,000
Deferred revenue	64,000	45,000
Subscriptions payable	213,000	116,000
Notes payable	201,000	276,000
Total current liabilities	1,067,000	938,000

Stockholders’ equity:
Preferred stock, $0.001 par value, 500,000 shares
authorized, 105 and 135 shares issued and outstanding
as of 3/31/05 and 3/31/04, respectively	—	—
Common stock, $0.001 par value, 50,000,000 shares
authorized, 36,280,782 and 30,119,979 shares issued and
outstanding as of 3/31/05 and 3/31/04, respectively	36,000	30,000
Additional paid-in capital	9,536,000	8,912,000
Deferred compensation	(226,000)	(156,000)
Accumulated (deficit)	(9,638,000)	(8,929,000)
Total stockholders’ equity	(292,000)	(143,000)

	$775,000	$795,000

The accompanying notes are an integral part of these financial statements

NMXS.com, Inc. and Subsidiaries

Consolidated Statements of Operations

(Rounded to the nearest thousand)

(UNAUDITED)

	For the three months ended
	March 31,
	2005	2004

Revenue
Software sales and maintenance	$330,000	$270,000
Custom programming	50,000	1,000
License fees	8,000	25,000
Scanning services	48,000	43,000
Hardware sales	26,000	28,000
Other	2,000	—
	464,000	367,000

Operating costs and expenses:
Cost of services	131,000	85,000
General and administrative	259,000	235,000
Research and development	53,000	24,000
Total operating costs and expenses	443,000	344,000

Net operating (loss)	21,000	23,000

Other income (expense):
Interest income	—	—
Interest (expense)	(8,000)	(4,000)
(Loss) on disposal of fixed assets	—	—
Total other income (expense)	(8,000)	(4,000)

Net (loss)	$13,000	$19,000

Earnings per share - basic	$0.00	$0.00

Earnings per share - fully diluted	$0.00	$0.00

Weighted average number of
common shares outstanding - basic	34,806,209	29,777,864

Weighted average number of
common shares outstanding - fully diluted	37,735,940	35,096,020

The accompanying notes are an integral part of these financial statements

NMXS.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Rounded to the nearest thousand)

(UNAUDITED)

	For the three months ended
	March 31,
	2005	2004
Cash flows from operating activities
Net income	$13,000	$19,000
Adjustments to reconcile net (loss) to
net cash provided (used) by operating activities:
Common stock issued for salaries	121,000	16,000
Common stock issued for services	32,000	15,000
Stock options issued for services	—	—
Depreciation and amortization	16,000	21,000
Changes in operating assets and liabilities:
Accounts receivable	(187,000)	35,000
Inventory	—	(7,000)
Prepaid expenses and other assets	2,000	—
Security deposits	—	—
Accounts payable	(3,000)	(65,000)
Accrued expenses	22,000	(21,000)
Deferred revenue	(22,000)	(25,000)
Net cash (used) by operating activities	(6,000)	(12,000)

Cash flows from investing activities
Acquisition of fixed assets	(11,000)	—
Disposal of fixed assets	—	—
Net cash (used) by investing activities	(11,000)	—

Cash flows from financing activities
Proceeds from notes payable	—	—
Repayment of note payable	(75,000)	—
Subscriptions payable	83,000	—
Net proceeds from the issuance of common stock	—	116,000
Net proceeds from warrants/options exercised	42,000	—
Net cash provided by financing activities	50,000	116,000

Net increase (decrease) in cash equivalents	33,000	104,000
Cash equivalents - beginning	—	11,000
Cash equivalents - ending	$33,000	$115,000

Supplemental disclosures:
Interest paid	$—	$—

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

[2] Revenue recognition:

Our revenues are generally classified into three main categories: software license revenue, custom software development revenue, and maintenance and hosting revenue. The Company recognizes revenue in accordance with Statement of Position 97-2 “Software Revenue Recognition”.

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

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

	NMS	WKI	Total
Revenue	$ 461,000	$ 3,000	$ 464,000

Cost of services	123,000	8,000	131,000
General and administrative	251,000	8,000	259,000
Research and development	51,000	2,000	53,000

Operating income (loss)	36,000	(15,000)	21,000

Total assets	$765,000	$ 10,000	$ 775,000

WKI revenue consists primarily of software maintenance and scanning services.

A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

Segment’s operating income	$ 21,000
Other income	(8,000)
Consolidated net loss/comprehensive loss	$ 13,000

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

(a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in ensuring that information that is required to be reported is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

NMXS.com, INC.

Date:	March 24, 2006	By /s/ Richard Govatski
Richard Govatski, President

Date: March 24, 2006	By /s/ Teresa Dickey
Teresa Dickey, Treasurer (Principal Financial Officer)