Form 10QSB/A
period 2005-06-30
NEW MEXICO SOFTWARE, INC
filed 2006-03-24
CIK 1101865

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

YES ☒ NO ☐

NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK OUTSTANDING AS OF AUGUST 11, 2005 IS: 42,040,349.

TRANSFER AGENT AS OF AUGUST 11, 2005: Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NMXS.com, Inc. and Subsidiaries

Consolidated Balance Sheets

(Rounded to the nearest thousand)

(UNAUDITED)

	June 30,
	2005	2004
Assets

Current assets:
Cash and equivalents	$—	$56,000
Accounts receivable, net	586,000	602,000
Inventory	5,000	6,000
Prepaid expenses and other assets	14,000	41,000
Total current assets	605,000	705,000

Furniture, equipment and improvements, net	76,000	111,000
Security deposits	11,000	40,000
Goodwill, net	—	75,000

	$692,000	$931,000
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$149,000	$73,000
Accrued expenses	486,000	417,000
Deferred revenue	42,000	30,000
Subscriptions payable	135,000	71,000
Notes payable	177,000	301,000
Total current liabilities	989,000	892,000

Stockholders’ equity/(deficit):
Preferred stock, $0.001 par value, 500,000 shares
authorized, 95 and 135 shares issued and outstanding
as of 6/30/05 and 6/30/04, respectively	—	—
Common stock, $0.001 par value, 50,000,000 shares
authorized, 39,272,093 and 30,827,479 shares issued and
outstanding as of 6/30/05 and 6/30/04, respectively	39,000	31,000
Additional paid-in capital	9,921,000	9,017,000
Deferred compensation	(316,000)	(157,000)
Accumulated (deficit)	(9,941,000)	(8,852,000)
Total stockholders’ equity/(deficit)	(297,000)	39,000

	$692,000	$931,000

The accompanying notes are an integral part of these financial statements

NMXS.com, Inc. and Subsidiaries

Consolidated Statements of Operations

(Rounded to the nearest thousand)

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenue
Software sales and maintenance	$103,000	$220,000	$432,000	$490,000
Custom programming	18,000	37,000	68,000	38,000
License fees	7,000	85,000	15,000	110,000
Scanning services	43,000	45,000	92,000	88,000
Hardware sales	(2,000)	22,000	23,000	50,000
Other	1,000	—	4,000	1,000
	170,000	409,000	634,000	777,000

Operating costs and expenses:
Cost of services	125,000	90,000	256,000	175,000
General and administrative	288,000	205,000	547,000	440,000
Research and development	56,000	35,000	109,000	59,000
Total operating costs and expenses	469,000	330,000	912,000	674,000

Net operating income/(loss)	(299,000)	79,000	(278,000)	103,000

Other income (expense):
Interest income	—	—	—	—
Interest (expense)	(4,000)	(3,000)	(12,000)	(7,000)
(Loss) on disposal of fixed assets	—	—	—	—
Total other income (expense)	(4,000)	(3,000)	(12,000)	(7,000)

Net income(loss)	$(303,000)	$76,000	$(290,000)	$96,000

Earnings per share - basic	$(0.01)	$0.00	$(0.01)	$0.00

Earnings per share - fully diluted	$(0.01)	$0.00	$(0.01)	$0.00

Weighted average number of
common shares outstanding - basic	38,822,281	30,233,770	37,033,231	30,005,817

Weighted average number of
common shares outstanding - fully diluted	38,822,281	35,820,049	37,033,231	35,083,248

The accompanying notes are an integral part of these financial statements

NMXS.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Rounded to the nearest thousand)

(UNAUDITED)

	For the six months ended
	June 30,
	2005	2004
Cash flows from operating activities
Net income	$(290,000)	$96,000
Adjustments to reconcile net (loss) to
net cash provided (used) by operating activities:
Common stock issued for salaries	257,000	16,000
Common stock issued for services	62,000	21,000
Common stock issued for interest	1,000	—
Depreciation and amortization	26,000	42,000
Changes in operating assets and liabilities:
Accounts receivable	(153,000)	(152,000)
Inventory	2,000	(3,000)
Prepaid expenses and other assets	12,000	(20,000)
Security deposits	—	(1,000)
Accounts payable	27,000	(49,000)
Accrued expenses	47,000	(48,000)
Deferred revenue	(44,000)	(40,000)
Net cash (used) by operating activities	(53,000)	(138,000)

Cash flows from investing activities
Acquisition of fixed assets	(17,000)	(12,000)
Disposal of fixed assets	—	—
Net cash (used) by investing activities	(17,000)	(12,000)

Cash flows from financing activities
Proceeds from notes payable	—	50,000
Repayment of note payable	(24,000)	(25,000)
Net proceeds from the issuance of common stock	53,000	170,000
Net proceeds from warrants/options exercised	41,000	—
Net cash provided by financing activities	70,000	195,000

Net increase (decrease) in cash equivalents	—	45,000
Cash equivalents - beginning	—	11,000
Cash equivalents - ending	$—	$56,000

Supplemental disclosures:
Interest paid	$6,000	$—

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

	NMS	WKI	Total
Revenue	$ 615,000	$ 19,000	$ 634,000

Cost of services	229,000	27,000	256,000
General and administrative	537,000	10,000	547,000
Research and development	107,000	2,000	109,000

Operating income (loss)	(258,000)	(20,000)	(278,000)

Total assets	$669,000	$ 23,000	$ 692,000

WKI revenue consists primarily of software maintenance and diagnostic reports for XR-EXpress customers.

A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

Segment’s operating income	$ (278,000)
Other expense	(12,000)
Consolidated net loss/comprehensive loss	$ (290,000)

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

In the past, Working Knowledge, Inc. provided data maintenance services related to the NMS digital asset management system. We have absorbed the data maintenance services into New Mexico Software, and redefined Working Knowledge, Inc. to include those product divisions for which we are forming the joint venture projects. Therefore, at this time, Working Knowledge, Inc. includes the healthcare division, which is centered around the product XR-EXpress. Information related to the Company’s reportable segments for the six months ended June 30, 2005 is as follows:

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

Grossman Lawsuit: Kurt Paul Grossman and Ann Grossman filed a complaint for Breach of Contract on a Promissory Note against us on November 25, 2003, in the Superior Court of California, Orange County Division, case # 03CC14074. There was a question of whether the complaint was properly served and whether the California courts have jurisdiction over us. The Grossmans filed an Application for Writ of Attachment which was denied on January 30, 2004. The Grossmans asked for $55,000 ($50,000 on the promissory note plus $5,000 interest); $304.40 in costs; and $24,000 in attorney’s fees. The Grossmans, through a separate entity, Doctors Telehealth Network, purchased software from us, and it has not been paid for. We filed a motion to quash the service of summons for lack of personal jurisdiction and to vacate a default judgment against us. The court tentatively ruled in favor of the Grossmans. However, after our oral argument on April 23, 2004, the court withdrew its tentative ruling and ruled in favor of us. Specifically, the court ruled that we do not have sufficient contact with California to warrant the exercise of personal jurisdiction. Mr. Grossman appealed this ruling on the issue of the quashing of service on jurisdictional grounds. After the case was fully briefed to the Appellate Court, the Appellate Court affirmed the decision of the trial court, in favor of us, finding that there was no jurisdiction in California for this matter. The Appellate Court also stated that the Company “shall recover its costs on appeal.”  Because of the Appellate Court’s ruling, the Grossman action is no longer pending against us.

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