Form 10QSB/A
period 2005-09-30
NEW MEXICO SOFTWARE, INC
filed 2006-03-24
CIK 1101865

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

YES ☒ NO ☐

NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK OUTSTANDING AS OF NOVEMBER 11, 2005 IS: 48,417,326.

TRANSFER AGENT AS OF NOVEMBER 11, 2005: Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NMXS.com, Inc. and Subsidiaries

Consolidated Balance Sheets

(Rounded to the nearest thousand)

(UNAUDITED)

	September 30,
	2005	2004
Assets

Current assets:
Cash and equivalents	$106,000	$89,000
Accounts receivable, net	286,000	507,000
Inventory	19,000	7,000
Prepaid expenses and other assets	569,000	34,000
Total current assets	980,000	637,000

Furniture, equipment and improvements, net	71,000	100,000
Security deposits	11,000	40,000
Prepaid advertising	185,000	—
Goodwill, net	—	75,000

	$1,247,000	$852,000
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$146,000	$67,000
Accrued expenses	589,000	412,000
Deferred revenue	24,000	15,000
Subscriptions payable	118,000	78,000
Notes payable	177,000	356,000
Total current liabilities	1,054,000	928,000

Stockholders’ equity/(deficit):
Preferred stock, $0.001 par value, 500,000 shares
authorized, 75 and 135 shares issued and outstanding
as of 9/30/05 and 9/30/04, respectively	—	—
Common stock, $0.001 par value, 50,000,000 shares
authorized, 44,216,781 and 31,436,791 shares issued and
outstanding as of 9/30/05 and 9/30/04, respectively	44,000	31,000
Additional paid-in capital	10,362,000	9,136,000
Deferred compensation	(321,000)	(159,000)
Accumulated (deficit)	(9,892,000)	(9,084,000)
Total stockholders’ equity/(deficit)	193,000	(76,000)

	$1,247,000	$852,000

The accompanying notes are an integral part of these financial statements

NMXS.com, Inc. and Subsidiaries

Consolidated Statements of Operations

(Rounded to the nearest thousand)

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenue
Software sales and maintenance	$390,000	$142,000	$822,000	$632,000
Custom programming	202,000	5,000	270,000	43,000
License fees	7,000	15,000	22,000	125,000
Scanning services	18,000	42,000	110,000	130,000
Hardware sales	20,000	3,000	43,000	53,000
Other	3,000	1,000	7,000	2,000
	640,000	208,000	1,274,000	985,000

Operating costs and expenses:
Cost of services	182,000	136,000	438,000	311,000
General and administrative	231,000	260,000	778,000	700,000
Research and development	53,000	32,000	162,000	91,000
Total operating costs and expenses	466,000	428,000	1,378,000	1,102,000

Net operating income/(loss)	174,000	(220,000)	(104,000)	(117,000)

Other income (expense):
Interest income	—	—	—	—
Interest (expense)	(125,000)	(12,000)	(137,000)	(19,000)
(Loss) on disposal of fixed assets	—	—	—	—
Total other income (expense)	(125,000)	(12,000)	(137,000)	(19,000)

Net income(loss)	$49,000	$(232,000)	$(241,000)	$(136,000)

Earnings per share - basic	$0.00	$(0.01)	$(0.01)	$(0.00)

Earnings per share - fully diluted	$0.00	$(0.01)	$(0.01)	$(0.00)

Weighted average number of
common shares outstanding - basic	42,131,088	30,953,517	38,071,882	30,326,246

Weighted average number of
common shares outstanding - fully diluted	45,718,674	30,953,517	38,071,882	30,326,246

The accompanying notes are an integral part of these financial statements

NMXS.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Rounded to the nearest thousand)

(UNAUDITED)

	For the nine months ended
	September 30,
	2005	2004
Cash flows from operating activities
Net income	$ (241,000)	$ (136,000)
Adjustments to reconcile net (loss) to
net cash provided (used) by operating activities:
Common stock issued for salaries	403,000	98,000
Common stock issued for services	99,000	48,000
Common stock issued for interest	6,000
Depreciation and amortization	34,000	58,000
Changes in operating assets and liabilities:
Accounts receivable	147,000	(57,000)
Inventory	(12,000)	(4,000)
Prepaid expenses and other assets	(728,000)	(13,000)
Security deposits	-	(1,000)
Accounts payable	24,000	(55,000)
Accrued expenses	150,000	(53,000)
Deferred revenue	(62,000)	(55,000)
Net cash (used) by operating activities	(180,000)	(170,000)

Cash flows from investing activities
Acquisition of fixed assets	(20,000)	(17,000)
Disposal of fixed assets	-	-
Net cash (used) by investing activities	(20,000)	(17,000)

Cash flows from financing activities
Proceeds from notes payable	-	105,000
Repayment of note payable	(24,000)	(25,000)
Net proceeds from the issuance of common stock	289,000	185,000
Net proceeds from warrants/options exercised	41,000	-
Net cash provided by financing activities	306,000	265,000

Net increase (decrease) in cash equivalents	106,000	78,000
Cash equivalents - beginning	-	11,000
Cash equivalents - ending	$ 106,000	$ 89,000

Supplemental disclosures:
Interest paid	$ 7,000	$ 7,000

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

NOTE F- MAJOR CUSTOMERS

During the nine-month period ended September 30, 2005, two customers accounted for 60% of the Company’s revenue. The Company recognized $600,000 as revenue and $0 as expense from barter agreements for the nine-month period ended September 30, 2005.

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

In the past, Working Knowledge, Inc. provided data maintenance services related to the NMS digital asset management system. The data maintenance services have been absorbed into New Mexico Software, and Working Knowledge, Inc. has been redefined to include those product divisions for which joint venture projects are being formed. Therefore, at this time, Working Knowledge, Inc. includes the healthcare division and the Sox Advisors division. These divisions are centered around the products XR-EXpress and SOXtrac. Information related to the Company’s reportable segments for the nine months ended September 30, 2005 is as follows:

	NMS	WKI	Total
Revenue	$ 1,244,000	$ 30,000	$ 1,274,000

Cost of services	397,000	41,000	438,000
General and administrative	767,000	11,000	778,000
Research and development	160,000	2,000	162,000

Operating income (loss)	(80,000)	(24,000)	(104,000)

Total assets	$ 1,209,000	$ 38,000	$ 1,247,000

WKI revenue consists primarily of software maintenance and diagnostic reports for XR-EXpress customers.

A reconciliation of the segments’ operating loss to the consolidated net loss/comprehensive loss is as follows:

Segment’s operating income	$ (104,000)
Other expense	(137,000)
Consolidated net loss/comprehensive loss	$ (241,000)

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

In the past, Working Knowledge, Inc. provided data maintenance services related to the NMS digital asset management system. We have absorbed the data maintenance services into New Mexico Software, and redefined Working Knowledge, Inc. to include those product divisions for which we are forming the joint venture projects. Therefore, at this time, Working Knowledge, Inc. includes the healthcare division, which is centered around the product XR-EXpress. Information related to the Company’s reportable segments for the nine months ended September 30, 2005 is as follows:

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