Form 10KSB
period 2005-12-31
NEW MEXICO SOFTWARE, INC
filed 2006-03-31
CIK 1101865

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED

DECEMBER 31, 2005

COMMISSION FILE #333-30176

NEW MEXICO SOFTWARE, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

91-1287406

(IRS EMPLOYER IDENTIFICATION NUMBER)

5021 Indian School Road, Suite 100

Albuquerque, New Mexico 87110

(505) 255-1999

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES )(ZIP CODE)

(505) 255-1999

(REGISTRANT’S TELEPHONE NO., INCLUDING AREA CODE)

NMXS.COM, INC.

(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,

IF CHANGED SINCE LAST REPORT)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

CHECK WHETHER THE ISSUER IS NOT REQUIRED TO FILE REPORTS PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT. ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES ☐ NO ☒

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF THE REGISTRANT’S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).

YES ☐ NO ☒

REVENUES FOR YEAR ENDED DECEMBER 31, 2005: $1,399,000

AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 28, 2006, WAS: $ 7,975,497

NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK OUTSTANDING AS OF MARCH 28, 2006 IS: 56,263,421

DOCUMENTS INCORPORATED BY REFERENCE

Proxy statement pursuant to the annual shareholder meeting of September 30, 2005.

Transitional Small Business Disclosure Format YES ☐ NO ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS - OUR COMPANY

Our History and Background

New Mexico Software, Inc., was originally incorporated under the laws of the state of New Mexico in April 1996. The privately held company was involved in a reverse merger with Raddatz Exploration, Inc. on August 3, 1999, and the corporate name was changed to NMXS.com, Inc., with New Mexico Software, Inc. becoming a wholly-owned subsidiary. NMXS.com, Inc. went public at that time. NMXS was quoted on the OTC Bulletin Board under the symbol “NMXS” and on the Berlin Stock Exchange with the symbol NM9. In 2004 we filed an alternate name registration in the state of Delaware to use the name “New Mexico Software.” On January 1, 2006, NMXS.com, Inc merged into its newly incorporated, wholly-owned subsidiary, New Mexico Software, Inc., a Nevada corporation, for the purpose of changing its state of incorporation and its name. The new stock symbol on the OTC Bulletin Board is "NMXC".

In April 2000, we acquired Working Knowledge, Inc., a Kansas corporation. Working Knowledge became our wholly-owned subsidiary which provided services necessary to prepare, enter, and maintain the customer’s data in our software.

New Mexico Software, Inc. develops and markets a range of proprietary Internet-based software products for digital asset management. Our software can assist the customer in the conversion of documents or images into digital media, and the storage, organization, retrieval and search of documents, high-resolution graphic images, video clips and audio recordings. In addition, we provide related services such as software hosting and maintenance, database management and consulting. At this time, Working Knowledge, Inc. includes the healthcare division, which is centered around the product XR-EXpress. XR-EXpress is software that allows medical providers to store, organize and access a variety of patient medical images.

Our Products

New Mexico Software develops and markets sophisticated Internet-based document and image management systems for a wide variety of applications. Our products range from pre-packaged desktop software products to complex enterprise systems.

Every industry shares the need to track, organize and distribute information efficiently and accurately. Our products bridge the gap between the paper and digital worlds and reduce dependence on paper files. Working with paper files takes time and money, and going digital cuts costs and eliminates wasted effort.

In addition to organizing and archiving, our products allow a company to control access to and dissemination of its digital files. They also have the security controls necessary to protect information and meet legal obligations. Because they are intuitive and web-based, they require no special software or training.

Our core technology is called the Roswell Information Chain Management System (Roswell ICM). Roswell ICM optimizes the movement of information throughout an enterprise, its clients, its suppliers and its partners. As a core product, it is sold only as a highly customized enterprise-level system. Roswell ICM offers extensive file management capabilities which allow information to be intelligently organized so that any particular item can be instantly located. In addition, it allows the customer to track and control the entire flow of information.

Our second product is called XR-EXpress. It is a secure, web-based software that allows medical providers to store, organize and access patient medical images such as x-rays, EKG’s, MRI’s, CT’s, and ultrasounds. It instantly delivers images to radiologists over the Internet; the radiologist then diagnoses the case and returns the results, cutting the time it takes for a patient to receive a diagnosis. XR-EXpress is structured and delivered as a hosted model, reducing the customer’s need for technology and capital investment.

DFC3 (Digital Filing Cabinet) is our third enterprise-level product. DFC3 allows the customer to find the right document at the right time, whether it’s an invoice, contract, legal brief, logo or other image. It easily converts paper documents to digital format, and every word of every document is searchable with Optical Character Recognition and DFC’s advanced search engine. Security is tailored to the customer – the customer determines who has access to what information. We market DFC3 with several plans ranging from a hosted application to enterprise servers to accommodate a variety of customers. In all plans the main user interface for DFC3 is a web browser, which makes it accessible and more intuitive to a greater number of users. It can be used on Windows, Macintosh or Linux operating systems.

During 2006 New Mexico Software will offer two new products: TORC and Rodeo. TORC is a backup server that provides a backup and disaster recovery solution for every notebook or desktop on a company’s network. It allows users to create an exact image of a hard disk, which is then uploaded to the TORC server. Subsequent backups are incremental, backing up only changed files. Backups are scheduled automatically, providing security for the customer. TORC will be offered as a stand-alone or hosted model.

In 2006 New Mexico Software will be introducing a new content management system that is going to be called Rodeo. Rodeo will round up content from a hard drive and build a dynamically controlled web site similar to the website of New Mexico Software. Rodeo Content Management will interface with the Digital Filing Cabinet (DFC3) to maintain and categorize the assets for a web site.

During the fall of 2004 we launched three new desktop products. The three products, Santa Fe, White Sands, and Taos, further extend our document and image management capabilities, as well as the potential for market penetration. During the fourth quarter of 2005 we discontinued the sales of White Sands because its technology was included in the DFC3 software.

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

Taos is a digital photo database application. It provides a low-cost image database solution for organizing, cataloging, and searching for images based on their color or shape. The Taos software provides enhanced photo editing, and it allows images to be tagged with “hot words” and exported to other popular database and image formats.

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

Our technology is based on Open Source. Open Source is source code from independent programmers who build applications and release their source code in the public interest. By integrating Open Source programs into our technology, we are able to reduce development time and costs, thereby providing well-built, low-cost products for the digital management market. In addition, the code that we deliver to customers is compiled. When software code is compiled it is difficult to use the code to create a similar program, even though the code we create originates from Open Source. This provides better protection and security of our products.

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

Business Strategy

The digital asset management market is one of the newest in the rapidly growing information services industry. Competition at this time is broad, with many vendors offering systems that have some comparable features as our current product. However, to our knowledge, few competitors have all of our comparable features for the complete management and distribution of images.

One competitive strategy we are using is offering our enterprise-level products as hosted applications. By hosting our applications, we are able to provide the customer with a customized product that is maintained by us, which eliminates the customer’s need for an information technology staff. We provide the hardware, connectivity, maintenance, technical support, and automatic backups of the customer’s data. In addition, now that our core product has been completed, our cycle time (the time required to get a new customer up and running) is greatly reduced. We are often able to accommodate new customers, even those with complex databases, in a matter of weeks. We believe that our strategy to provide hosted applications coupled with our custom system design capabilities provide us with a diversity of competitive market penetration opportunities.

Our main business strategy for the coming year is to take advantage of the current accelerated growth of the digital asset management aspect of the information technology industry. In order to accomplish this strategy, we will emphasize direct marketing of our products and building our reseller channels in order to effect broader market penetration and to increase revenues.

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

Marketing and Customers

Our marketing focus to date has been in three principal fields. Approximately 70% of our clients have been in the entertainment industry, approximately 10% have been in the medical field, and approximately 10% have been government agencies. In the fourth quarter 2004, we began marketing our desktop software products to a wide retail market, which, along with several customers in various other industries, encompasses the other 10%. In 2005 we began marketing our XR-EXpress software to medical clients; currently that customer base is expanding at the rate of several new customers per month. In the second half of 2005 we began marketing DFC3 to customers in the small to mid-level revenue range. These customers are in several different industrial segments, and we anticipate that this product will continue to have broad applications across a variety of industries.

With the marketing of these new products our customer base for recurring revenues at the end of 2005 has increased by approximately 50% over the number of recurring customers at the end of 2004. Although a high percentage of our revenue still comes from a few customers, we believe that as we retain current clients and gain new clients, our reliance on a small number of customers will continue to decrease. In addition, while our enterprise-level products will continue to depend on a relatively small number of customers, we expect an expanded customer base for our XR-Express and DFC3 products, and a wider retail base for our desktop products. Overall, we anticipate that our customer base will continue to broaden in the next year with the marketing of our medical and consulting practice, giving more stability and predictability to our revenues.

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

Employees

As of March 30, 2006, we had 17 full-time staff, including 7 in systems engineering and quality assurance; 6 in sales and marketing; and 4 in administration.

ITEM 2. DESCRIPTION OF PROPERTY

We currently lease a 3,000 square foot facility in Albuquerque, New Mexico, at a cost of approximately $4,000 per month. The lease expires on April 30, 2009. The facility houses our administrative, marketing and engineering offices, and provides adequate room for expansion. It also contains an advanced telephone system which will provide the capability needed to provide adequate customer telephone support. Our servers are located in a separate facility downstairs from ours, and the two locations are networked together by fiber optics. In this facility we have access to a large power generator, which enables our servers to continue operating during power outages.

In March 2005, we leased approximately 400 square feet of office space in Santa Monica, California, to house the scanning and site development operations. Monthly lease payments were $1,400. The lease expired on February 28, 2006, and at that time we discontinued the California site and absorbed those activities into the Albuquerque site.

ITEM 3. LEGAL PROCEEDINGS

Internal Revenue Service Payments: In October 2003 we entered into an interim agreement with the Internal Revenue Service concerning the repayment of federal tax deposits which we failed to pay for the six operating quarters ended September 30, 2003. We agreed to pay and did pay $5,000 per month toward the past due tax obligation beginning November 1, 2003. On September 1, 2005 we negotiated a final settlement with the IRS. We agreed to pay $25,000 per month until the total balance of $358,000 has been paid. The balance owed at December 31, 2005 including penalties and interest is $262,000.

On March 28, 2006 Avodah Publishing, Inc. filed a complaint in District Court in New Mexico for Breach of Contract. They are requesting $20,000 plus interest, attorney’s fees and court costs pursuant to an advertising contract.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our stock has historically been quoted on the OTC Bulletin Board under the symbol “NMXS.” When we merged NMXS.com, Inc. with New Mexico Software on January 1, 2006 our new symbol became “NMXC.” The table below sets forth, for the periods indicated below, our high and low sales prices. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Quarter	High	Low
FISCAL YEAR ENDED	First	$1.07	$0.41
DECEMBER 31, 2004	Second	$0.78	$0.22
	Third	$0.46	$0.22
	Fourth	$0.28	$0.13

FISCAL YEAR ENDED	First	$0.505	$0.135
DECEMBER 31, 2005	Second	$0.25	$0.134
	Third	$0.16	$0.098
	Fourth	$0.13	$0.098

Shareholders

As of March 28, 2006, there were 341 holders of record of our common shares.

Dividends

We did not declare any cash dividends on our common stock during the year ended December 31, 2005. We have no plans to pay any dividends to the holders of our common stock in 2006.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

OVERVIEW

All three industries that affect New Mexico Software (digital asset management, open-source software and the Internet) have been in existence for approximately a decade or less. As relatively new industries, they are characterized by high growth, but also with intense competition and rapid changes. These characteristics cause uncertainties as well as inconsistent results for the individual companies operating within those industries.

The qualitative analysis recommended by Standard & Poors in their Industry Survey “Computers: Consumer Services & the Internet” is useful in determining the value of our enterprise beyond the current results of operations. We believe that our competitive positioning as a solution provider for a wide variety of industries, our entrepreneurial structure, and our ability to quickly convert new ideas into marketable products provide value beyond what can be seen in the financial statements.

One of the challenges of operating in these industries is being able to create a balance between sustaining a consistent vision and business strategy and yet maintaining the flexibility required to adapt to the rapidly changing market conditions. We believe that our product structure allows us to do that. Since our core technology is useful to literally any company that manages digital assets and has access to Internet browser functions, it is the backbone of our product framework. As such, it provides the consistency and stability aspect of the business strategy. The next generation of our products primarily consists of derivative products, new technological combinations, and enhancements to the core product. These have the advantage of taking an extraordinarily short time to develop into a marketable product (sometimes in as little as a few months). This aspect of our product structure provides the flexibility necessary to be able to respond quickly to new market opportunities.

Our goals for the coming year are to build our reseller channels in order to effect broader market penetration, as well as to educate potential customers about the benefits of digital asset management. We believe that the current accelerated growth of the information technology industry in the area of digital asset management provides us with an excellent opportunity for revenue growth.

We presently realize revenues from three primary sources: (i) software sales and license fees; (ii) software hosting and maintenance services; and (iii) custom programming. We also occasionally realize revenues from scanning services, hardware sales when the hardware is sold together with the software, and occasionally from other services. To date, license fees and software sales have been directly related. With each sale of our enterprise-level products, the end user enters into a license agreement for which an initial license fee is paid. The license agreement also provides that in order to continue the license, the licensee must pay an annual software maintenance fee for which the party receives access to product upgrades and bug fixes or product patches. Software maintenance consists primarily of hosting and managing our customers’ data on our servers, as well as technical support programs for our products. This hosting and licensing structure will continue with both our Roswell, XR-EXpress, and DFC3 products; therefore, we anticipate a positive impact on software sales and licenses, software maintenance, and custom programming revenues from sales of these products.

Scanning services to date have been performed principally at our site in Santa Monica, California. In February 2006 that site was shut down and those functions were absorbed into the Albuquerque site. Management has determined that scanning services will be reserved in the future primarily for existing customers and customers of our core products. We don’t anticipate that scanning services will be a significant part of our future revenues.

Cost of services consists primarily of engineering salaries and compensation-related expenses, engineering supplies, hardware purchases and connectivity costs. General and administrative expenses consist primarily of salaries and benefits of personnel responsible for business development and operating activities, and include corporate overhead expenses. Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including acquisitions, sales and marketing, administrative, and reporting responsibilities. We record these expenses when incurred.

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

Revenue Recognition

The Company derives revenues from three main activities: the sale of software licenses to end users, software hosting and maintenance contracts, and software licenses that require us to provide significant production, customization or modification to our core software product. The Company also derives revenue from scanning services, hardware sales, XR-EXpress customer usage fees, and from services such as installation, training and consulting.

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

In connection with the sales of software licenses for our enterprise-level products, we sell hosting and maintenance contracts that vary in terms. For hosting contracts sold in connection with the sale of a software license, the customer has possession of the software, which resides on the customer’s hardware, and we host the customer’s data. These hosting arrangements fall within the scope of SOP 97-2. However, although the customer may be charged at the beginning of the contract for the software license and any customization of the software, the hosting portion of the arrangement is billed and recognized on a monthly basis for the term of the contract. The Company has established vendor-specific objective evidence (VSOE) of fair value per paragraph 10 of SOP 97-2 for the hosting services. The VSOE for the hosting portion of contracts with multiple elements is the price charged for hosting when it is sold separately.

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

Maintenance contract revenue and tech support revenue also are recognized on a straight-line basis over the life of the respective contracts, as this format best approximates the timing of the services rendered per paragraph 57 of SOP 97-2. If a maintenance or support contract is sold as part of a contract with multiple elements, the amount allocated to the maintenance portion is based on VSOE of fair value, which is the price charged for the services when they are sold separately. The Company typically charges 17% to 21% of the software purchase price for a 12-month maintenance contract with discounts available for longer-term agreements. The complexity of the software determines the percentage that is charged to any individual customer, and that percentage remains consistent upon renewal unless there is a change in the software or the terms of the agreement.

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

Income Taxes

Management evaluates the probability of the utilization of the deferred income tax assets. The Company has estimated a $10,699,000 deferred income tax asset at December 31, 2005, related primarily to net operating loss carryforwards at December 31, 2005. Management determined that because the Company has not yet generated taxable income it was not appropriate to recognize a deferred income tax asset related to the net operating loss carryforward. Therefore, the fully deferred income tax asset is offset by an equal valuation allowance. If the Company begins to generate taxable income, we may determine that some, if not all of the deferred income tax asset may be recognized. Recognition of the asset could increase after tax income in the future. Management is required to make judgments and estimates related to the timing and utilization of net operating loss carryforwards, utilization of other deferred income tax assets, applicable tax rates and feasible tax planning strategies.

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

The Company is paying past due federal payroll taxes of approximately $262,000 (including estimated penalties and interest) at a rate of $25,000 per month based on a final agreement with the IRS. The Company has accrued interest and penalties on this past due amount pursuant to notices from the IRS.

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

RESULTS OF OPERATIONS

A summary of operating results for the twelve months ended December 31, 2005 and 2004 is as follows:

	2005		2004
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenues	$1,399,000	100.0%	$1,018,000	100.0%
Cost of service	583,000	41.7%	374,000	36.7%

Gross profit	816,000	58.3%	644,000	63.3%

General & administrative	1,348,000	96.4%	992,000	97.4%
Research & development	215,000	15.4%	207,000	20.3%
Bad Debt Expense	61,000	4.3%	0	0.0%

Net operating (loss)	(808,000)	(63.6)%	(555,000)	(61.8)%

Other income (expense)	(240,000)	(11.3)%	(148,000)	(7.2)%

Net income (loss)	(1,048,000)	(74.9)%	(703,000)	(69.0)%

Earnings (loss) per share	$ (0.03)		$ (0.02)

Revenues: Total revenues increased 37.4%, or $381,000, for the year ended December 31, 2005, as compared to the same period in the prior year (the “comparable prior year period”). These revenues were primarily generated from the following three revenue streams:

1. Revenues generated by software sales and licenses increased 38%, or $148,000, for the year ended December 31, 2005, as compared to the comparable prior year period. This increase was mostly attributable to several large software sales during 2005 as compared with one large sale in 2004. We anticipate that sales of software based on our Roswell technology will increase slightly over the next two years; however, since it is a highly customized enterprise-level system, its sales are characterized by a small number of contracts with much higher revenues than our other products. As a result, its sales growth will most likely be inconsistent from one quarter to the next. Sales of Roswell, however, will be balanced by sales of our XR-EXpress and DFC3 products, which are easily adaptable to small and medium-sized companies. Revenues from these products will be driven more by volume, providing balance for the more expensive enterprise products which provide only a few contracts per year. We are not currently emphasizing sales of our desktop products, although we will continue to sell and support Santa Fe and Taos as customers request them.

2. Revenues from software hosting and maintenance increased 27% or $87,000 for the year 2005 as compared to the comparable prior year period. This increase is due to the addition of several new hosting agreements during 2005. Software hosting and maintenance averaged approximately $34,000 per month during 2005 as compared with $27,000 per month during 2004. Software maintenance consists mainly of hosting and managing our customers’ data on our systems, and to a lesser extent includes technical support programs associated with our products. We will continue hosting for various existing clients and for our Roswell, XR-EXpress and DFC3 customers. Based on the response to our new products during 2005, management anticipates that revenues from software hosting and maintenance will increase in the coming year, although it is not possible to predict the rate of increase until we have been actively marketing the products for some time.

3. Custom programming revenue increased 340%, or $214,000, for the year ended December 31, 2005, as compared to the comparable prior year period. This increase was primarily due to the fact that we recognized revenue on two custom programming contracts during 2005, and we had no major custom programming contracts during 2004. Our Roswell technology is only available as a highly customized enterprise-level product. In addition, approximately 10% of the customers that purchase our other products will require customization, and we continue to offer this service. Based on this history, we anticipate that custom programming projects associated with new product purchases will continue to provide revenues in this category, although there is no assurance they will remain at this level. We also continue to offer programming services for customer database integration, and for other projects for our existing customers. Therefore, we anticipate that this revenue source will remain steady in the coming year.

We also generated revenue from scanning services, hardware sales, XR-EXpress customer usage fees and other services. Our long-term scanning project with a major movie studio was completed near the end of 2005, and we had no additional scanning projects during the year. Although we still offer scanning, we are not emphasizing this service, and we have no active projects at this time. As a result, we anticipate that scanning services will not be a significant source of revenue for us in the coming year. All hardware sales were associated with sales of our XR-EXpress and DFC3 software. We provide options for these products that include hardware for customers who need the complete system, but we do not emphasize hardware sales, therefore it is a less significant element in our revenue stream.

Cost of Services. Cost of services increased 55.9%, or $209,000, for the year ended December 31, 2005, as compared to the comparable prior year period. Approximately $178,000 (85%) of this increase is attributable to additional personnel costs and contract services for our engineering staff. The remainder of the increase is related to the cost of additional engineering supplies and the cost of additional bandwidth for our internet connections. During the current year, approximately 85% of our cost of sales consists of salaries, contract services and other personnel-related expenses for our engineering staff. We consider these expenses to be directly associated with our ability to generate revenues, however, they do not vary with revenues in that much of those costs are fixed. As a result, the gross margin percent will vary as sales vary.

For the year ended December 31, 2005, cost of services as a percentage of revenues was 41.7%, as compared with 36.7% for the comparable prior year period. Although revenues in 2005 increased 37% from 2004, cost of services increased almost 56% over the prior year, which results in a lower gross margin increase for the same period. Management anticipates that as revenues increase in the coming year, the cost of goods and services required to support those revenues will continue to increase, and engineering salaries will also increase as we hire additional staff to support a greater number of products and customers. However, we expect that revenues will increase at a greater rate than cost of services, since most of our costs are relatively fixed. Cost of services for the last two years has averaged approximately 40% of revenues. We believe this range of percentages over the last two years is more indicative of the percentage of costs associated with future revenues, but until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

General and Administrative. General and administrative expenses increased 36.0%, or $356,000, for the year ended December 31, 2005, as compared to the comparable prior year period. Although we have streamlined our administrative expenses appreciably during the last two years, our marketing goals for 2005 and 2006 require that we increase spending in several areas. As a result there were two significant items that made up this increase in 2005. The first is staffing costs (56% of the increase) due to the hiring of additional sales and marketing staff, plus increased compensation-related costs such as health insurance. The other significant increase is advertising (44% of the increase). Both of these increases directly relate to our goals to develop our reseller channels and broaden our market penetration for our products.

For the year ended December 31, 2005, general and administrative expenses as a percentage of revenues was 96.4%, as compared with 97.4% for the comparable prior year period. We believe that this high ratio is more indicative of the fact that revenues are not yet where we would like them to be than it is of administrative expenses being too high. We anticipate that the ratio of general and administrative costs to revenues will decrease in the future because revenues will increase at a greater rate than general and administrative costs, but until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

Research and Development. Research and development expenses increased 3.9%, or $8,000, for the year ended December 31, 2005, as compared to the comparable prior year period. Taking into account a one-time $30,000 write-off of deposits in the fourth quarter of 2004, the actual increase is approximately $38,000 for 2005. This increase is entirely related to staffing costs.

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

Other Income. Interest expense increased 116.4%, or $85,000 for the year ended December 31, 2005, as compared to the comparable prior year period. This increase was due to the accrual of an additional $120,000 in penalties and interest on the outstanding payroll tax obligation pursuant to a statement from the IRS after the final settlement with them. Interest on other long-term obligations has decreased from approximately $2,000 per month at the beginning of 2005 to approximately $600 per month at the end of the year as a result of payment plans that reduced the balances owed on these obligations.

Other expense also increased $7,000, which was a combination of two factors. The first factor is an increase of $82,000 due to the settlement of the Manhattan Scientifics and Grossman legal issues in the first quarter of 2006. This $82,000 represents the conclusion of these issues. The second factor is a decrease of $75,000 due to the write-off of goodwill during 2004. There was no loss on disposal of fixed assets during the year 2005.

In general, our key indicator of operating progress is still gross revenue. For the years ending December 2005 and 2004, personnel-related expenses have accounted for approximately 55% of our total operating expenses, with fixed costs such as building and equipment rent, utilities, insurance, communications and depreciation accounting for an additional 10%. The only personnel-related costs that are directly variable with sales are those associated with custom programming, because they are directly billable. This means that over 65% of our expenses are relatively fixed. All of the remaining expenses vary, but less than 5% varies directly with sales. Until we have been marketing our products consistently for a certain period of time, gross revenue will remain the best gauge of our progress.

REPORTABLE SEGMENTS

On January 1, 2005, we reorganized our company’s segments to more clearly reflect the company’s direction and growth. In addition to having a variety of products and services available, we have formulated a business strategy for the next two years that will take advantage of opportunities to market these products. Our current business strategy is to form up to twenty joint venture projects over the next two to three years. These joint venture projects would be formed to develop, market and distribute various digital lifecycle management applications built around our core Roswell technology.

In the past, Working Knowledge, Inc. provided data maintenance services related to the NMS digital asset management system. We have absorbed the data maintenance services into New Mexico Software, and redefined Working Knowledge, Inc. to include those product divisions for which we are forming the joint venture projects. Therefore, at this time, Working Knowledge, Inc. includes the healthcare division, which is centered around the product XR-EXpress. Information related to the Company’s reportable segments for the nine months ended December 31, 2005 is as follows:

	2005
	NMS	WKI
Revenue	$ 1,302,000	$ 97,000

Cost of services	533,000	50,000
General and administrative	1,340,000	8,000
Research and development	213,000	2,000
Bad Debt	61,000	-

Operating income (loss)	(845,000)	37,000

Total assets	$ 1,002,000	$ 47,000

In the year ended 2004, XR-EXpress and the healthcare division did not exist. Therefore, only 2005 data is reflected in the table, since no comparison is available.

Liquidity and Capital Resources

As of December 31, 2005, cash and cash equivalents totaled $157,000, representing a $157,000 increase from the beginning of the period. The increase in available cash was due to a combination of several factors during the year.

Operating activities used $343,000 of cash for the year ended December 31, 2005, as compared to $107,000 for the comparable prior year period, an increase of $236,000. This increase in operating funds used was mainly due to our operating loss for 2005, partially offset by the issuance of common stock for salaries and outside services. The barter transactions effected in 2005 caused in a net decrease in operating cash flow of $465,000, but will result in positive net cash flow in 2006 as we use the available advertising credits without impacting cash.

Although we continued to reduce our notes and taxes payable during 2005, this activity was offset by additional interest accrued on the tax obligation and additional attorney fees owed due to the settlement of the two lawsuits, resulting in only a slight decrease in current liabilities during 2005.

The following table shows current balances and payment details of our obligations as of December 31, 2005:

	Dec 31	Negotiated	Payment
	Balance	Payment	Frequency
Notes Payable:
Los Alamos National Bank note + interest	89,000	25,000	semiannually
Demand notes	13,000

Past due payroll taxes:
New Mexico payroll taxes	9,000	1,000	monthly
IRS + estimated penalties & interest	262,000	25,000	monthly

Legal Settlements	150,000	25,000	monthly

Other payables and accrued expenses	180,000
Subscriptions payable	105,000
Accrued payroll and deferred revenue	214,000

Total Liabilities per Balance Sheet	1,022,000

Based on our payment plans and our progress over the last six months, we anticipate that our liabilities will be reduced by approximately 40% by the end of 2006.

Investing activities used $26,000 for the year ended December 31, 2005, as compared to $16,000 for the comparable prior year period. The increase in the cash used for investing activities for the current period was due to the purchase of equipment to provide additional data facilities and security for our customers.

Financing activities provided $526,000 in cash for the year ended December 31, 2005, as compared to $112,000 for the comparable prior year period. This increase was due to an increase in issuance of common stock for cash during the year ended 2005. During the year we issued over six million shares of common stock for gross proceeds of approximately $600,000.

During the year ended December 31, 2005, we have had two barter transactions totaling $600,000 for the sale of software to Forbes.com in return for advertising credits. These transactions are in addition to $135,000 of advertising remaining from a prior barter transaction, which was used during the fourth quarter of 2005. Although no schedule has been determined (nor is one required by the agreement), we anticipate using the remaining advertising credits during 2006. Since the advertising agreements were barter transactions, the sale of the software will not directly generate cash. This results in a short-term negative impact on cash flow since we won’t be collecting cash for that transaction. However, it will allow us to advertise our new products in the coming year without expending cash, which will result in a long-term positive impact on cash flow as it will contribute to revenue generation.

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

At December 31, 2005, we had an outstanding balance on a line of credit with Los Alamos National Bank (LANB) which was originally due on July 24, 2002. The outstanding principal amount due at that date was $300,000, plus interest of $10,545. We negotiated a three month extension on the repayment of the outstanding balance of the line of credit by reducing the principal amount of the debt with the payment of $50,000 and the payment of the interest due on July 24, 2002. The note was extended until April 24, 2003 by paying $25,000 of the principal amount due and $4,555 in interest due on October 24, 2002. On April 24, 2003, we paid $12,224 of principal and $12,768 of interest, and we negotiated another six-month extension to October

20, 2003. On October 20, 2003 we negotiated an extension of the amount due until April 23, 2004 by paying $25,000 in principal and $7,500 in interest. On March 27, 2004 the note was extended until October 15, 2004 upon payment of $25,000 of principal and approximately $6,000 of interest. On October 4, 2004 the note was extended until April 15, 2005 upon payment of $25,000 of principal and approximately $6,000 of interest. In May 2005, we paid $25,000 of principal and approximately $5,000 of interest, and the remaining balance was extended until October 15, 2005. In October 2005, we paid $25,000 of principal and approximately $5,000 of interest, and the remaining balance was extended until April 15, 2006. The outstanding principal balance was $88,035 at December 31, 2005. The company has the necessary cash to continue to reduce the note under these circumstances. Our inability to retire this debt, negotiate an extension of the payment amount and/or date, or obtain an alternative loan would likely have a material negative impact on our business, and could impair our ability to continue operations if the bank foreclosed on the note. However, the bank has continued to extend the note six months at a time, providing we pay an agreed-upon amount of principal and interest at the time of the extension. We believe that LANB will continue to work with us in this manner.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months. Our current commitments consist primarily of lease obligations for office space.

At December 31, 2005 we had working capital of $15,000 as opposed to a working capital deficit of $500,000 at the end of 2004. This increase is primarily due to a reduction in notes payable as well as the barter transactions which generated advertising credits during 2005. We have incurred operating losses and negative cash flows for the past two fiscal years that have been funded through the issuance of additional equity securities. Approximately 35% of our cash flow for 2005 was funded by the sale of equity securities during the year. We expect our focus on direct sales and the establishment of reseller channels to have a significant positive impact on revenues during 2006. As a result, we believe that we will be generating positive cash flow from operations by the end of 2006. We may also continue to sell equity securities and incur debt as needed to meet our operating needs, especially in the first half of 2006. In addition, we may continue to issue equity compensation to employees and outside consultants to meet payroll and pay for needed legal and other services.

We anticipate that our primary uses of cash in the next year will be allocated to continue to satisfy delinquent obligations and for general operating purposes. Based on cash flow projections, our working capital requirements for the next twelve months will be approximately $1,000,000 - $1,500,000. We are currently generating working capital from recurring revenues of approximately $55,000 per month, and our goal is to be funding our operating requirements entirely from revenues by the end of 2006.

We have received a non-binding letter of intent from a fiduciary trust, In God We Trust, to invest up to $500,000 in the company through December 31, 2006. These funds, if made available, would provide additional working capital necessary for operations over the next twelve months and to retire long-term debt and past-due payroll taxes if needed. The letter of intent does not require the investor to fund. If we are not able to raise funds through sales of products and services, sales of stock or debt, and the funds from this investor are also not obtainable, the company may have to drastically reduce its size and operations, and could possibly have to cease operations. To date, we have not received any financing from this investor, because we have been able to raise any needed financing through other means. However, we have had a long-term relationship with this investor and believe that the investor has the willingness and wherewithal to provide funds should our cash requirements exceed our abilities to generate cash elsewhere.

ITEM 7. FINANCIAL STATEMENTS

(Beginning on the following page)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board

of New Mexico Software, Inc.:

We have audited the accompanying consolidated balance sheets of New Mexico Software, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Mexico Software, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Epstein, Weber & Conover, PLC

Scottsdale, Arizona

March 27, 2006

New Mexico Software, Inc. and Subsidiaries

Consolidated Balance Sheets

(Rounded to the nearest thousand)

	For the years ended
	December 31,
	2005	2004
Assets

Current assets:
Cash and equivalents	$157,000	$—
Accounts receivable, net	151,000	433,000
Inventory	50,000	7,000
Prepaid expenses and other assets	607,000	26,000
Total current assets	965,000	466,000

Furniture, equipment and improvements, net	71,000	85,000
Security deposits	13,000	11,000

	$1,049,000	$562,000
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$152,000	$111,000
Legal settlements payable	150,000	—
Accrued expenses	437,000	459,000
Deferred revenue	77,000	86,000
Subscriptions payable	105,000	130,000
Notes payable	101,000	276,000
Total current liabilities	1,022,000	1,062,000

Stockholders' equity/(deficit):
Preferred stock, $0.001 par value, 500,000 shares
authorized, 75 and 135 shares issued and outstanding
as of 12/31/05 and 12/31/04, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares
authorized, 50,916,041 and 32,834,458 shares issued and
outstanding as of 12/31/05 and 12/31/04, respectively	51,000	33,000
Additional paid-in capital	10,994,000	9,279,000
Deferred compensation	(319,000)	(161,000)
Accumulated (deficit)	(10,699,000)	(9,651,000)
Total stockholders' equity/(deficit)	27,000	(500,000)

	$1,049,000	$562,000

The financial notes are an integral part of this financial statement.

New Mexico Software, Inc. and Subsidiaries

Consolidated Statements of Operations

(Rounded to the nearest thousand)

	For the years ended
	December 31,
	2005	2004

Revenue
Software sales and licenses	$539,000	$391,000
Software hosting and maintenance	410,000	323,000
Custom programming	277,000	63,000
Scanning services	114,000	181,000
Hardware sales	48,000	58,000
XR-EXpress report fees	8,000	—
Other	3,000	2,000
	1,399,000	1,018,000

Operating costs and expenses:
Cost of services	583,000	374,000
General and administrative	1,348,000	992,000
Research and development	215,000	207,000
Bad debt	61,000	—
Total operating costs and expenses	2,207,000	1,573,000

Net operating income/(loss)	(808,000)	(555,000)

Other income (expense):
Interest (expense)	(158,000)	(73,000)
Impairment of goodwill	—	(75,000)
Legal settlement	(82,000)	—
Total other income (expense)	(240,000)	(148,000)

Net income(loss)	$(1,048,000)	$(703,000)

Earnings (loss) per share - basic and
fully diluted	$(0.03)	$(0.02)

Weighted average number of common shares
outstanding - basic and fully diluted	40,539,127	30,744,304

The financial notes are an integral part of this financial statement.

New Mexico Software, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Rounded to the nearest thousand)

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	(Deficit)	Equity

Balance, December 31, 2003	135	$—	29,392,256	$29,000	$8,861,000	$(135,000)	$(8,948,000)	$(193,000)

Issuance of common stock for services			90,000	—	22,000			22,000

Issuance of common stock for services to be rendered			1,425,000	1,000	85,000	(86,000)		—

Cash received for exercise of warrants								—

Compensation earned						60,000		60,000

Cancellation of common stock for bonus correction			(22,500)		(9,000)			(9,000)

Issuance of common stock for cash			243,000	1,000	60,000			61,000

Issuance of common stock for exercise of warrants/options			345,000	1,000	50,000			51,000

Issuance of common stock for cashless exercise of warrants			309,000	—	—			—

Issuance of common stock for salaries			1,052,702	1,000	210,000			211,000

Net (loss) For the year ended December 31, 2004							(703,000)	(703,000)

Balance, December 31, 2004	135	$—	32,834,458	$33,000	$9,279,000	$(161,000)	$(9,651,000)	$(500,000)

Issuance of common stock for services			558,660	1,000	61,000			62,000

Issuance of common stock for services to be rendered			4,405,000	4,000	404,000	(408,000)		—

The financial notes are an integral part of this financial statement.

 (continued)

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	(Deficit)	Equity

Issuance of common stock for cash			6,546,939	7,000	600,000			607,000

Issuance of common stock for exercise of warrants/options			720,517	1,000	52,000			53,000

Issuance of common stock for conversion of preferred convertible stock	(60)	—	912,108	1,000	(1,000)			—

Issuance of common stock for repayment of note plus interest			270,517	—	31,000			31,000

Issuance of common stock for salaries			4,867,842	5,000	567,000			572,000

Compensation earned						250,000		250,000

Net (loss) For the year ended December 31, 2005							(1,048,000)	(1,048,000)

Balance, December 31, 2005	75	$—	51,116,041	$52,000	$10,993,000	$(319,000)	$(10,699,000)	$27,000

The financial notes are an integral part of this financial statement.

New Mexico Software, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Rounded to the nearest thousand)

	For the years ended
	December 31,
	2005	2004
Cash flows from operating activities
Net loss	$(1,048,000)	$(703,000)
Adjustments to reconcile net (loss) to
net cash provided (used) by operating activities:
Common stock issued for salaries	572,000	211,000
Common stock issued for services	312,000	82,000
Common stock issued/(cancelled) for bonuses	—	(9,000)
Common stock issued for interest	6,000	—
Depreciation and amortization	40,000	72,000
Legal settlements	82,000	—
Impairment of goodwill	—	75,000
Changes in operating assets and liabilities:
Accounts receivable	282,000	17,000
Inventory	(43,000)	(4,000)
Prepaid expenses and other assets	(583,000)	(5,000)
Security deposits	—	28,000
Accounts payable	41,000	(11,000)
Accrued expenses	5,000	(6,000)
Subscriptions payable	—	130,000
Deferred revenue	(9,000)	16,000
Net cash (used) by operating activities	(343,000)	(107,000)

Cash flows from investing activities
Acquisition of fixed assets	(26,000)	(16,000)
Net cash (used) by investing activities	(26,000)	(16,000)

Cash flows from financing activities
Proceeds from notes payable	—	50,000
Repayment of note payable	(50,000)	(50,000)
Net proceeds from the issuance of common stock	523,000	61,000
Net proceeds from warrants/options exercised	53,000	51,000
Net cash provided by financing activities	526,000	112,000

Net increase (decrease) in cash equivalents	157,000	(11,000)
Cash and equivalents - beginning	—	11,000
Cash and equivalents - ending	$157,000	$—

Supplemental disclosures:
Interest paid	$36,000	$12,000

Supplemental schedule of noncash investing and financing activities:
Extinguishment of note payable obligation by conversion to common stock	$25,000	$—

Note payable converted to legal settlement liability	$50,000	$—

Extinguishment of note payable through foreclosure of collateral (common stock)	$75,000	$—

Cashless exercise of warrants	$—	$38,000

Common stock issued for subscriptions payable	$85,000	$—

The financial notes are an integral part of this financial statement.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A - ORGANIZATION AND OPERATIONS

New Mexico Software, Inc. and its wholly-owned subsidiary Working Knowledge, Inc. (“WKI”) (collectively “the Company”), each operate as a business segment that develops and markets proprietary internet technology-based software for the management of digital high- resolution graphic images, video clips and audio recordings. The Company believes that its software has applications for the media, advertising, publishing, medical, entertainment, e-commerce and university markets.

NMS, a New Mexico corporation, was formed in April 1996. NMS develops and markets proprietary internet technology-based software.

In August 1999, the Company effected a reverse merger in which NMXS.com, Inc. acquired all of the outstanding common stock of NMS, and NMS became a wholly-owned subsidiary of NMXS.com, Inc.

During April 2000, the Company purchased 100% of the capital stock of WKI, a Kansas corporation located in California, for a total price of $152,000. The business combination has been accounted for using the purchase method. Tangible assets purchased were of nominal value. WKI provides services which are necessary to prepare, enter, and maintain the customer’s data on the Company’s digital asset management system. The Company recorded goodwill of $150,000 in connection with the acquisition.

On January 1, 2006, the Company merged New Mexico Software, Inc. with NMXS.com, Inc. The new company is New Mexico Software, Inc., with Working Knowledge, Inc. its wholly-owned subsidiary. At the same time, the company registration for New Mexico Software, Inc. was transferred to Nevada.

The Company has received a non-binding letter of intent from a fiduciary trust, In God We Trust, to invest up to $500,000 in the Company through December 31, 2006. These funds, if made available, would provide additional working capital necessary for operations over the next twelve months and to retire long-term debt and past-due payroll taxes. Subsequent to December 31, 2004, the investor has placed $150,000 in escrow subject to clearance of a registration by state securities regulators. The Company has had a long-term relationship with this investor and believe that the investor has the willingness and wherewithal to provide funds should our cash requirements exceed our abilities to generate cash elsewhere.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

[2] Revenue recognition:

Our revenues are generally classified into three main categories: the sale of software licenses to end users, software hosting and maintenance contracts, and software licenses that require us to provide significant production, customization or modification to our core software product. The Company also derives revenue from scanning services, hardware sales, XR-EXpress customer usage fees, and other services such as consulting, training and installation. The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2 Software Revenue Recognition as amended.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[2] Revenue recognition (continued):

Revenue from proprietary software sales that does not require further commitment from the company is recognized upon persuasive evidence of an arrangement as provided by agreements executed by both parties, delivery of the software, and determination that collection of a fixed or determinable fee is probable. These sales are generally direct purchases of a software product and there is no other involvement by the Company.

The Company offers with certain sales of its software products a software maintenance, upgrade and support arrangement. These contracts may be elements in a multiple-element arrangement or may be sold in a stand-alone basis. Revenues from maintenance and support services are recognized ratably on a straight-line basis over the term that the maintenance service is provided. The Company typically charges 17% to 21% of the software purchase price for a 12-month maintenance contract with discounts available for longer-term agreements. The complexity of the software determines the percentage that is charged to any individual customer, and that percentage remains consistent upon renewal unless there is a change in the software or the terms of the agreement.

Charges for hosting are likewise spread ratably over the term of the hosting agreement, with the typical hosting agreement having a term of 12 months, with renewal on an annual basis. The Company sells some hosting contracts in conjunction with the sale of software, and some hosting contracts without an associated software sale. When the hosting arrangement is sold in conjunction with a software sale, the Company allocates a portion of the fee to the software license. Hosting services do not require the customer to purchase the software license, and for those hosting contracts that are sold without an associated software sale, the customer does not have the right nor the ability to operate the software on its own.

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

The Company follows the guidance in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software. Revenue is generally recognized for such arrangements under the percentage-of-completion method. Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with paragraphs 85 – 91 of SOP 97-2. The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract. At December 31, 2004 and December 31, 2005, there were no custom software development arrangements in progress.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[2] Revenue recognition (continued):

From time to time, the Company effects sales of its enterprise-level software in return for barter credits for advertising. The software is valued at the same price it would have been valued if it had been sold for cash. The revenue is recognized when the software is transferred to the customer, along with a corresponding receivable for the barter credits. The advertising expense is recognized as the ads are placed. The value of any remaining barter credits is reviewed at the end of each fiscal year for possible impairment, and any such impairment loss is recorded at that time. During the fiscal years ended December 31, 2005 and 2004, the Company recognized $600,000 and $0 in revenue from barter transactions. At December 31, 2005, the Company had $600,000 in prepaid barter credits.

The Company also derives revenue from the sale of third party hardware, which is billed as a separate deliverable under consulting or custom development contracts. Revenue from installation, training and consulting services is recognized when the services are rendered. They include services that are not essential to the functionality of the software. If these services are included in a software agreement with multiple elements, amounts are allocated to these categories based on the estimated number of hours required to complete the work, which is the same criteria used to bill for the services separately. License revenue is recognized ratably over the term of the license.

Amounts collected prior to satisfying the above revenue recognition criteria are included in deferred revenue.

The application of SOP 97-2, as amended, requires judgment, including a determination that collectibility is probable and the fee is fixed and determinable. On occasion, the Company has approved extended payment arrangements for certain customers. These arrangements generally do not exceed 120 days, therefore collectibility is considered probable at the time of delivery. If an installment payment is allowed which exceeds twelve months, revenue for that installment is recognized at the time payment is received.

The Company follows the guidance provided by SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements and SAB No. 104, Revenue Recognition, which provide guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.

Due to uncertainties inherent in the estimation process it is at least reasonably possible that completion costs for contracts in progress will be further revised in the near- term.

The cost of services, consisting of staff payroll, outside services, equipment rental, communication costs and supplies, is expensed as incurred.

[3] Cash and cash equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2005, the Company had approximately $56,000 in cash and equivalents that exceeded federally insured limits.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[4] Trade Accounts Receivable:

The Company extends unsecured credit to customers under normal trade agreements which generally require payment within 30 - 45 days. Accounts not paid within 15 days after their original due date are considered delinquent. Unless specified by the customer, payments are applied to the oldest unpaid invoice. Accounts receivable are presented at the amount billed.

The Company also estimates an allowance for doubtful accounts, which amounted to $15,000 and $40,000 at December 31, 2005 and 2004, respectively. The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections. Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency. Charge-offs, net of recoveries, for the years ended December 31, 2005 and 2004 totaled $86,000 and $9,000, respectively.

[5] Inventory:

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

[6] Furniture, equipment and improvements:

Furniture, equipment and improvements are recorded at cost. The cost of maintenance and repairs is charged against results of operations as incurred. Depreciation is charged against results of operations using the straight-line method over the estimated economic useful life. Leasehold improvements are amortized on a straight-line basis over the life of the related lease.

[7] Income taxes:

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

[8] Per share data:

The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock. All potentially dilutive securities have been excluded from the computations since they would be antidilutive, however, these dilutive securities could potentially dilute earnings per share in the future. Options and warrants exercisable for 10,041,045 and 5,865,092 shares of common stock have been excluded from the diluted loss per share calculation for the years ended December 31, 2005 and 2004 respectively, because inclusion of such would be antidilutive.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[9] Research and development expenses:

Costs of research and development activities are expensed as incurred.

[10] Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $161,000 and $33,000 for the years ended December 31, 2005 and 2004, respectively.

[11] Use of estimates:

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

[12] Stock-based compensation:

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

The following table summarizes the pro forma operating results of the Company for December 31, 2005 and 2004 had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2005	2004
Net (loss) – as reported	($1,048,000)	($703,000)
Stock-base compensation included in statement of operations	0	0
Pro forma effects of stock-based compensation	(16,000)	(30,000)
Net (loss) – pro forma	($1,064,000)	($733,000)

(Loss) per share – as reported	($0.03)	($0.02)
Pro forma effects of stock-based compensation	-	-
(Loss) per share – pro forma	($0.03)	($0.02)

[12] Stock-based compensation (continued):

As of December 31, 2005, the Company has reserved 1,000,000 shares of its common stock for issuance upon exercise of stock options and warrants.

[13] Software development:

The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs. Technological feasibility is generally achieved upon satisfactory beta test results. Upon achieving technological feasibility, programming costs are capitalized and amortized over the economic useful live which is estimated to be two years. There were no capitalized software development costs as of December 31, 2005 and 2004.

[14] Goodwill:

The Financial Accounting Standards Board (“FASB”) recently issued Statements of Financial Accounting Standards Nos. 141 “Business Combinations”, 142 “Goodwill and Other Intangible Assets” and 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. (“SFAS 141”, “SFAS 142” and “SFAS 144”). All of these pronouncements are effective for fiscal years beginning after December 31, 2001. Under SFAS 141, a company must use the purchase method of accounting for all business acquisitions. SFAS 142 requires a company to periodically evaluate for impairment (as opposed to amortize) goodwill and intangible assets.

Goodwill resulting from the acquisition of Working Knowledge, Inc., accounted for as a purchase, was being amortized on a straight-line basis over 5 years through December 31, 2001. The Company adopted SFAS No. 142 effective January 1, 2002 and as such, has tested the goodwill balance for impairment at least on an annual basis. Such analysis has been based upon the expected future cash flows of Working Knowledge, Inc. In December 2004, based upon the Company’s impairment analysis, the remainder of the goodwill was written off; therefore, there was $0 and $75,000 as impairment of goodwill as of December 31, 2005 and 2004.

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

[15] Recent pronouncements (continued):

In December 2004 the FASB issued a revised Statement 123 (SFAS 123R), “Accounting for Stock-Based Compensation” requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award -- usually the vesting period. The effective date for this statement is as of the first interim period that begins after June 15, 2005. The Company is evaluating the impact of this new pronouncement and has not yet estimated the effect of implementation on the Company’s financial statements.

In December 2004, the FASB issued Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. FSP 109-1 clarifies SFAS No. 109’s guidance that applies to the new tax deduction for qualified domestic production activities. FAS 109-1 was adopted at the beginning of 2005. This standard did not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections- a replacement of APB Opinion No. 20 and FASB Statement No. 3”, which replaces APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle, and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The Company does not currently believe that the adoption of SFAS No.154 will have a material impact on its consolidated financial statements.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29”. APB No. 29 requires a nonmonetary exchange of assets to be accounted for at fair value, recognizing any gain or loss, if the exchange meets a commercial substance criterion and fair value is determinable. The commercial substance criterion is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. SFAS No. 153 eliminates the “similar productive assets exception”, which accounts for the exchange of assets at book value with no recognition of gain or loss. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not currently believe that the adoption of SFAS No. 153 will have a material impact on its consolidated financial statements.

NOTE C - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of December 31, 2005 consisted of the following:

Computers	$ 322,000
Furniture, fixtures and equipment	113,000
Automobiles	38,000
Leasehold improvements	11,000
484,000
Accumulated depreciation	(413,000)
$ 71,000

NOTE D - NOTE PAYABLE

During January 2001, the Company borrowed $300,000. The loan is collateralized by substantially all of the Company’s assets and personally guaranteed by an officer of the Company. The note was renewed with a due date of July 24, 2002 at a current interest rate of 7%. On July 24, 2002, the Company paid $50,000 of principal and $10,525 of interest. The remaining $250,000 of principal was extended to October 24, 2002 at a current interest rate of 7%. On October 24, 2002 the Company paid $25,000 of principal and $4,555 of interest. The remaining $225,000 of principal was extended until April 24, 2003 at a current interest rate of 7%. On April 24, 2003, the Company paid $12,224 of principal and $12,768 of interest. The remaining $212,776 of principal was extended until October 15, 2003 at a current interest rate of 7%. On October 20, 2003, the Company has negotiated a payment of $25,000 in principal and $7,500 in interest and extended the note to April 23, 2004. On March 27, 2004, the Company received a notice from the bank to extend the note to October 15, 2004 upon payment of an additional $25,000 of principal and approximately $6,000 of accrued interest. On October 8, 2004, the Company paid $25,000 of principal and $6,000 of interest. The remaining $138,168 was extended until April 15, 2005. In May 2005, the Company paid $25,000 of principal and $5,000 of interest. The remaining $114,000 was extended until October 15, 2005. In October 2005, the Company paid $25,000 in principal and $5,000 in interest. The remaining $88,000 was extended until April 15, 2006. As of December 31, 2005, the Company had a balance due of $88,000 plus accrued interest of approximately $1,000.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE D - NOTE PAYABLE (CONTINUED)

On April 22, 2002, the Company borrowed $50,000. The loan is due on April 23, 2003 at a current interest rate of 10% per annum. This note is secured by 500,000 shares of the Company’s $0.001 par value common stock. As of December 31, 2004, the Company is in default and is negotiating with the note holder. The lender filed a complaint for Breach of Contract on a Promissory Note against us on November 25, 2003 (see Note K for discussion of legal proceedings). The remaining balance on this note was reclassified to legal settlement upon settlement of the lawsuit.

In April 2002, the Company borrowed $12,500. The loan is due on demand and bears no interest. As of December 31, 2005, the Company had a balance due of $12,500.

On March 1, 2003, the Company borrowed $25,000. The loan was due on September 30, 2003 at a current interest rate of 7% per annum until the due date and 18% per annum thereafter. On August 29, 2003, the note was extended to December 31, 2003. On December 31, 2003, the note was extended to April 15, 2004. On April 15, 2004, the note was extended to June 30, 2004. On May 21, 2004, the Company borrowed an additional $50,000. The loan was due on demand at a current interest rate of 8% per annum. The loans were secured by 400,000 shares of NMXS.com, Inc. common stock owned by the Company’s President/CEO. On January 12, 2005, the Company received a letter requesting payment of the loans. On March 31, 2005, the Company elected to surrender the 400,000 shares owned by the President/CEO as payment in full of the loan and accumulated interest of approximately $9,000. The Board of Directors has approved the issuance of 400,000 shares of restricted common stock to the President/CEO to replace the shares surrendered. As of December 31, 2005 these shares have not been issued, and approximately $84,000 is included in subscriptions payable on the balance sheet. This amount is derived from $75,000 of principal and approximately $9,000 of interest on the note that the President/CEO paid on behalf of the Company.

NOTE E – CAPITAL TRANSACTIONS

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

During the year ended December 31, 2005, the Company issued 912,108 shares of its $0.001 par value common stock which were related to the conversion of 60 shares of convertible preferred stock.

Common stock:

During the year ended December 31, 2004, the Company effected the following stock transactions:

The Company issued a total of 1,052,702 shares of the Company’s $0.001 par value common stock to employees in lieu of salary and bonuses which were valued at $211,000.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

E – CAPITAL TRANSACTIONS (CONTINUED)

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

The Company issued a total of 309,000 shares of its $0.001 par value common stock to First Mirage for the cashless exercise of warrants. In return for the shares, First Mirage agreed to surrender 170,483 of their remaining warrants which were valued at $25,000. The Company originally issued 1,000,000 NOTE

Common stock (continued):

warrants to First Mirage in August 2003; therefore, First Mirage retains a total of 520,517 warrants as of December 31, 2004.

Commons stock issued in these noncash transactions are valued at the trading price of the Company’s shares at the time the agreements are entered into.

During the year ended December 31, 2005, the Company effected the following stock transactions:

The Company issued a total of 4,867,842 shares of the Company’s $0.001 par value common stock to employees in lieu of salary and bonuses which were valued at $572,000.

The Company issued a total of 1,325,000 shares of its $0.001 par value common stock to Brian McGowan of the Company as part of a five-year consulting agreement in the amount of $80,000. The amount is considered deferred compensation. During the year ended December 31, 2005, $60,000 of the compensation was earned.

The Company issued a total of 1,280,000 shares of its $0.001 par value common stock to Brian McGowan of the Company as part of a seven-year consulting agreement in the amount of $167,000. All of the compensation was earned and expensed as consulting services, and that contract has been terminated.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

E – CAPITAL TRANSACTIONS (CONTINUED)

The Company issued a total of 1,800,000 shares of its $0.001 par value common stock to Brian McGowan of the Company as part of a five-year consulting agreement in the amount of $162,000. The amount is considered deferred compensation. During the year ended December 31, 2005, $23,000 of the compensation was earned.

The Company issued a total of 558,660 shares the Company’s $0.001 par value common stock to outside contractors in exchange for services rendered of $62,000.

The Company issued a total of 6,546,939 shares of the Company’s $0.001 par value common stock in exchange for cash of $607,000.

The Company issued a total of 520,517 shares of the Company’s $0.001 par value common stock which were related to the exercise of options/warrants in exchange for $42,000 cash.

The Company issued a total of 912,108 shares of the Company’s $0.001 par value common stock which were related to the conversion of preferred convertible stock.

The Company issued a total of 270,517 shares the Company’s $0.001 par value common stock in repayment of notes and interest in the amount of $31,000.

Warrants:

During the year ended December 31, 2004 there were no warrants issued and 664,483 warrants exercised. These warrants were exercised on a cashless basis resulting in 309,000 shares being issued in the transaction.

Warrants (continued):

During the year ended December 31, 2005 there were no warrants issued and 520,517 warrants exercised.

The following is a summary of warrants outstanding as of December 31, 2005:

Number of Warrants	Exercise Price	Expiration Date
1,161,545	$0.21	July 24, 2012

Stock options:

In 1999 the Company adopted a Stock Option Plan which permits the grant of options exercisable for shares of common stock to corporate officers, directors, employees, and consultants upon such terms, including exercise price and conditions and timing of exercise, as may be determined by the Board of Directors. The plan authorizes the grants of awards up to a maximum of 3,000,000 shares of common stock. A total of 4,972,896 options have been granted under the plan, of which 2,371,127 have been forfeited as a result of employee terminations. At December 31, 2005, 100,000 options have been exercised and 2,501,769 options remain outstanding and unexercised, all of which have vested.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

E – CAPITAL TRANSACTIONS (CONTINUED)

In 2001 the Company adopted a Stock Issuance Plan. The plan as amended permits the grant of shares of common stock to employees, non-employee members of the board, and consultants and other independent advisors who provide services to the Company, upon such terms and conditions as may be determined by the Board of Directors. The plan as amended authorizes the grants of awards up to a maximum of 5,700,000. At December 31, 2005, an aggregate of 5,518,973 shares had been granted under the plan, all of which were fully vested upon issuance.

In 2004 the Company adopted a new Stock Issuance Plan. The plan permits the grant of shares of common stock to employees, non-employee members of the board, and consultants and other independent advisors who provide services to the Company, upon such terms and conditions as may be determined by the Board of Directors. The plan authorizes the grants of awards up to a maximum of 3,000,000. At December 31, 2005, an aggregate of 2,985,085 shares had been granted under the plan, all of which were fully vested upon issuance.

In 2005 the Company adopted a new Stock Issuance Plan. The plan permits the grant of shares of common stock to employees, non-employee members of the board, and consultants and other independent advisors who provide services to the Company, upon such terms and conditions as may be determined by the Board of Directors. The plan authorizes the grants of awards up to a maximum of 5,000,000. At December 31, 2005, an aggregate of 8,293,935 shares had been granted under the plan, all of which were fully vested upon issuance.

Disclosures required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock- based compensation prescribed therein are shown below. Exercise prices and weighted-average contractual lives of stock options outstanding as of December 31, 2005 are as follows:

Stock options (continued):

Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.05-$0.30	8,659,500	7.93	$0.08	3,659,500	$0.06
$0.31-$0.50	160,000	3.38	$0.36	160,000	$0.36
$0.54-$0.83	60,000	0.33	$0.61	60,000	$0.61

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

E – CAPITAL TRANSACTIONS (CONTINUED)

[12] Stock-based compensation (Continued):

Summary of Options Granted and Outstanding:

	For the Years Ended December 31,
	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	4,183,030	$0.08	6,042,824	$0.09
Granted	5,000,000	$0.09	-	$ -
Cancelled	(103,530)	$0.06	(1,699,794)	$0.10
Exercised	200,000	$0.06	(160,000)	$0.08
Outstanding at end of year	8,879,500	$0.09	4,183,030	$0.08

During the year ended December 31, 2004, the Company granted no stock options.

During the year ended December 31, 2005, the Company granted 5,000,000 stock options at prices ranging from $0.09 to $0.10 per share.

NOTE F - INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of December 31, 2005, the Company had net operating loss carryforwards of approximately $10,699,000, which expire in varying amounts between 2016 and 2025. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.

Deferred income tax assets of $3,831,000 and $99,600 at December 31, 2005 relate to the net operating loss carryforward and deferred compensation, respectively. The total deferred income tax asset of $3,930,600 is offset by an equal valuation allowance. The valuation allowance was increased by $429,000 in the year ended December 31, 2005.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F - INCOME TAXES (CONTINUED)

The difference between the statutory federal income tax rate on the Company’s pre-tax loss and the Company’s effective income tax rate and the valuation allowance is summarized as follows:

	Rate	Valuation Allowance 2005	Valuation Allowance 2004
Statutory federal income tax	(34.0%)	(356,000)	(244,500)
State income tax	(6.0%)	(63,000)	(43,100)
Increase in valuation allowance	40.0%	426,000	286,800
Other	0.0%	7,000	800
Effective income tax	0.0%	0	0

NOTE G - RELATED PARTY TRANSACTIONS

Consulting agreement:

The Company entered into a consulting agreement with Brian McGowan to advise the CEO on business strategy and to formulate marketing ideas. The term of the employment agreement is for approximately five years commencing on July 1, 2003 and terminating on December 31, 2008. Mr. McGowan will receive a total of 5,500,000 shares of the Company’s $0.001 par value common stock valued at $330,000. As of December 31, 2005, he was paid a total of 5,500,000 shares of common stock, but he has earned only 2,500,000 shares and the difference of 3,000,000 shares is considered deferred compensation. During the year ended December 31, 2005, the Company has expensed $60,000 in consulting fees pursuant to this contract.

On January 27, 2005, the Company entered into a second consulting agreement with Brian McGowan to assist the Company’s CEO in the structure, formation, marketing and growth of two joint venture partnerships involving the Company’s consumer products division and the Company’s wholly-owned subsidiary (Working Knowledge, Inc.). The term of the employment agreement is for approximately seven years commencing on January 27, 2005 and terminating on December 31, 2011. Mr. McGowan will receive a total of 3,220,000 shares of the Company’s $0.001 par value common stock valued at $419,000. As of September 30, 2005, he was paid a total of 1,280,000 shares of common stock. At the beginning of October the Company determined that this strategy would no longer be pursued and terminated this contract. No additional shares were issued, and the remaining deferred compensation of $126,000 was expensed. During the year ended December 31, 2005, the Company has expensed $167,000 in consulting fees pursuant to this contract.

On October 4, 2005, the Company entered into a third consulting agreement with Brian McGowan to coordinate a number of material events for the purpose of presenting the Company and its products to potential investors and customers. The term of the agreement is for five years commencing on October 4, 2005 and terminating on September 30, 2010. Mr. McGowan will receive a total of 5,000,000 shares of the Company’s $0.001 par value common stock valued at $450,000. As of December 31, 2005 he was paid a total of 1,800,000 shares of common stock, but he has earned only 250,000 shares and the difference of 1,550,000 shares is considered deferred compensation. During the year ended December 31, 2005, the Company has expensed $23,000 in consulting fees pursuant to this contract.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H - MAJOR CUSTOMERS

During the year ended December 31, 2005, two customers accounted for 55% of the Company’s revenue. During the year ended December 31, 2004, five customers accounted for 55% of the Company’s revenue.

As of December 31, 2005, balances due from three customers comprised 75% of total accounts receivable. As of December 31, 2004, balances due from two customers comprised 50% of total accounts receivable.

NOTE I - REPORTABLE SEGMENTS

Management has identified the Company’s reportable segments based on separate legal entities. NMS derives revenues from the development and marketing proprietary internet technology-based software and WKI provides data maintenance services related to NMS digital asset management system. Information related to the Company’s reportable segments for 2005 is as follows:

	NMS	WKI	Total
Revenue	$1,302,000	$ 97,000	$1,399,000

Cost of services	533,000	50,000	583,000
General and administrative	1,340,000	8,000	1,348,000
Research and development	213,000	2,000	215,000
Bad debt	61,000	0	61,000

Operating income (loss)	(845,000)	37,000	(808,000)

Total assets	$1,002,000	$ 47,000	$1,049,000

WKI revenue consists primarily of software maintenance and scanning services.

A reconciliation of the segments’ operating loss to the consolidated net loss/comprehensive loss is as follows:

Segment’s operating loss	$(808,000)
Other income (expense)	(240,000)
Consolidated net loss/comprehensive loss	$(1,048,000)

Prior to acquisition of Working Knowledge, Inc., in April 2000, the Company operated within one business segment.

For the year ended December 31, 2005, amortization and depreciation expense amounted to $40,000 and $0 for NMS and WKI, respectively. Total fixed asset additions amounted to $26,000 and $0 for NMS and WKI, respectively.

For the year ended December 31, 2004, amortization and depreciation expense amounted to $50,000 and $22,000 for NMS and WKI, respectively. Total fixed asset additions amounted to $16,000 and $0 for NMS and WKI, respectively.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE J – COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico and California expiring through April 30, 2009. The Company also leases copier equipment and one automobile. Future minimum lease payments as of December 31, 2005 are as follows:

Year	Amount
2006	73,000
2007	60,000
2008	60,000
2009	20,000

Rent expense for the years ended December 31, 2005 and 2004 amounted to $77,000 and $85,000, respectively.

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2003. The agreement allows for a one-year renewal option unless terminated by either party. Base salary is $44,000 per annum with available additional cash compensation as defined in the agreement. Compensation under this agreement of $44,000 is included in general and administrative expenses for the year ended December 31, 2005. The non-competition agreement commences upon the termination of the employment agreement for a period of one year. As of December 31, 2005, there was a total of $113,000 in accrued payroll for this executive.

Outstanding Payroll Taxes:

The Company has estimated unpaid Federal and State payroll taxes totaling $271,000 as of December 31, 2005, including estimated penalties and interest. The penalties and interest associated with this liability is estimated to be in excess of 20% of the total payroll taxes due, and the Company has accrued approximately $120,000 in penalties and interest during the year ended December 31, 2005.

On June 1, 2003, the Company settled with the State of New Mexico and agreed to pay $1,000 per month of past due payroll taxes plus the current amount due. During the year ended December 31, 2005, the Company paid a total of $13,000 of past due payroll taxes.

On October 17, 2003, the Company settled with the IRS and agreed to pay $5,000 per month of past due payroll taxes plus the current amount due. On September 1, 2005, the Company negotiated a final settlement with the IRS and agreed to pay $25,000 per month of past due payroll taxes plus the current amount due. During the year ended December 31, 2005, the Company paid a total of $145,000 of past due payroll taxes.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE K – BARTER TRANSACTIONS

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

NOTE L – LEGAL PROCEEDINGS

Grossman Lawsuit: Kurt Paul Grossman and Ann Grossman filed a complaint for Breach of Contract on a Promissory Note against us on November 25, 2003, in the Superior Court of California, Orange County Division, case # 03CC14074. There was a question of whether the complaint was properly served and whether the California courts have jurisdiction over us. The Grossmans filed an Application for Writ of Attachment which was denied on January 30. The Grossmans asked for $55,000 ($50,000 on the promissory note plus $5,000 interest); $304.40 in costs; and $24,000 in attorney’s fees. The Grossmans, through a separate entity, Doctors Telehealth Network, purchased software from us, and it has not been paid for. We filed a motion to quash the service of summons for lack of personal jurisdiction and to vacate a default judgment against us. The court tentatively ruled in favor of the Grossmans. However, after our oral argument on April 23, 2004, the court withdrew its tentative ruling and ruled in favor of us. Specifically, the court ruled that we do not have sufficient contact with California to warrant the exercise of personal jurisdiction. The Grossmans then filed suit in the U.S. District Court in New Mexico alleging breach of a promissory note in the original principal balance of $50,000 and other causes of action. The case was mediated on February 8, 2006, resulting in a settlement of all claims and causes of action. Approximately $32,000 of expense was included in the statement of operations at December 31, 2005 for this settlement.

Internal Revenue Service Payments: In October 2003 the we entered into an interim agreement with the Internal Revenue Service concerning the repayment of federal tax deposits which we failed to pay for the six operating quarters ended September 30, 2003. We agreed to pay and did pay $5,000 per month toward the past due tax obligation beginning November 1, 2003. On September 1, 2005 we negotiated a final settlement with the IRS. We agreed to pay $25,000 per month until the total past-due balance of $358,000 has been paid, as well as pay our current payroll taxes on time. During 2005 we paid a total of $145,000 in past-due payroll taxes to the IRS.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE L – LEGAL PROCEEDINGS (CONTINUED)

Manhattan Scientifics Lawsuit:  On March 9, 2004, our legal counsel received a letter from an attorney representing Manhattan Scientifics. The letter threatened litigation against us for alleged breach of contract and against Richard Govatski for alleged tortious interference with contract. This is based on the fact that we were alleged to have declined to honor Manhattan Scientifics’ request for a cashless exercise of 150,000 of our Common Stock Purchase Warrants (the “Warrants”) allegedly issued to Manhattan Scientifics. It is our position that the Warrants, among other things, were issued in a transaction that was not an arms-length transaction and therefore, the Warrants should be cancelled, and that in any event, the alleged cashless exercise was not properly done and itself is a nullity. In May 2004, Manhattan Scientifics filed a suit in Federal Court in New York against us and Mr. Govatski for damages in this matter. The case was dismissed by the Federal Court due to a lack of diversity jurisdiction. On June 25, 2004, we were served with a complaint filed in the Supreme Court of the State New York, County of New York, Index No. 601793/04, asserting the same claims. Manhattan Scientifics seeks damages against us for an alleged breach of contract for failure to allow the cashless exercise, in an amount of $1.5 million, and alleges a tortuous interference claim against Mr. Govatski.

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

These claims were negotiated out of court on February 17, 2006, resulting in a settlement of all claims and causes of action. Approximately $50,000 of expense was included in the statement of operations at December 31, 2005 for this settlement.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE M – SUBSEQUENT EVENTS

During the first quarter of 2006, one preferred shareholder converted his preferred shares into common shares. The following table summarizes the conversion activity:

Preferred Shares	Preferred Value	Conversion Rate	Common Shares issued
75	75,000.00	0.0525	1,428,571

On March 28, 2006 Avodah Publishing, Inc. filed a complaint in District Court in New Mexico for Breach of Contract. They are requesting $20,000 plus interest, attorney’s fees and court costs pursuant to an advertising contract.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two most recent fiscal years, there have been no disagreements with Epstein, Weber and Conover, PLC, our independent auditor for the years ended December 31, 2004 and December 31, 2005 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in ensuring that information that is required to be reported is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b) Changes in internal controls

In connection with our evaluation of our internal controls during the period ended December 31, 2005, our Certifying Officers have not identified any material deficiencies or weaknesses or other factors that have materially affected or are reasonably likely to materially affect these controls, and therefore, we have not made any changes to these controls.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of March 30, 2006, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing board are filled by a majority vote of the remaining directors. The officers serve at the will of the board of directors. The following is a biographical summary of our directors and officers:

Name	Age	Position	Director Since

Richard Govatski	61	Chairman, President & CEO	1999
Teresa B. Dickey	62	Director, Secretary & Treasurer	2003
John E. Handley	44	Director	2003
Frank A. Reidy	64	Director	2005

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

FRANK A. REIDY received his Bachelor of Science degree in Marketing from Oklahoma State University in 1964 and a Masters of Arts in Economics from the University of Toledo in 1972, where he taught micro and macro economics as an evening division adjunct professor for seventeen years. Full-time from 1973 - 1984 he was Chief Accountant for Tecumseh Products Company, Tecumseh, MI. From 1984 - 1989 he was Director of RETS Institute of Technology, Toledo, OH. From 1989 - 1998 he was the Business Manager for Plaza Medical Laboratory, Bartlesville, OK. Currently he is owner of a general construction business in Bartlesville.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2004, 2003 and 2002:

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options

Richard Govatski	2005	$44,000 (1)	-0-	$0	-0-	-0-
President and CEO	2004	$44,000	-0-	$0	-0-	-0-
	2003	$20,000	-0-	$0	-0-	-0-

(1) Mr. Govatski’s contract salary is $44,000 per year, and he has waived the unpaid balance.

Option Grants Table. The following table sets forth information concerning individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table during fiscal 2005.

OPTIONS GRANTS IN LAST FISCAL YEAR

(Individual Grants)

Name	Number of securities underlying options granted (#)	Percent of total options granted to employees in last fiscal year	Exercise or base price ($/Share)	Expiration date
Richard Govatski	-0-	N/A	N/A	N/A

Aggregated Option Exercises and Fiscal Year-End Option Value Table. The following table sets forth certain information regarding stock options exercised during fiscal 2005 and held as of December 31, 2005, by the executive officer named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

Name	Shares acquired on exercise (#)	Value realized ($)	Number of securities underlying unexercised options at fiscal year-end (#) Exercisable/Unexercisable	Value of unexercised in-the-money options at fiscal year-end ($) (1) Exercisable/Unexercisable
Richard Govatski	-0-	N/A	500,000/0	$22,000/$0 (2)

(1) Value is based on the closing sale price of the Common Stock on December 31, 2005, the last trading day of fiscal 2004 ($0.104), less the applicable option exercise price.

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

Stock Option and Stock Issuance Plans

Our 1999 Stock Option Plan permits the grant of options exercisable for shares of our common stock to corporate officers, directors, employees, and consultants upon such terms, including exercise price and conditions and timing of exercise, as may be determined by the Board of Directors. The plan authorizes the grants of awards up to a maximum of 3,000,000 shares of our common stock. A total of 4,972,896 options have been granted under the plan, of which 2,371,127 have been forfeited as a result of employee terminations. At December 31, 2005, 100,000 options have been exercised, and 2,501,769 options remained outstanding and unexercised, all of which have vested.

Our 2001 Stock Issuance Plan, as amended, permits the grant of shares of our common stock to employees of our company and any of its subsidiaries, non-employee members of our board or non-employee members of the board of directors of any of our subsidiaries, and consultants and other independent advisors who provide services to us or any of our subsidiaries, upon such terms and conditions as may be determined by the Board of Directors. The plan as amended authorizes the grants of awards up to a maximum of 5,700,000. At December 31, 2005, an aggregate of 5,518,973 shares had been granted under the plan, all of which were fully vested upon issuance.

Our 2004 Stock Incentive Plan permits the grant of shares of our common stock, options or warrants to employees of our company and any of its subsidiaries, non-employee members of our board or non-employee members of the board of directors of any of our subsidiaries, and consultants and other independent advisors who provide services to us or any of our subsidiaries, upon such terms and conditions as may be determined by the Board of Directors. The plan authorizes the grants of awards up to a maximum of 3,000,000. At December 31, 2005, an aggregate of 2,985,085 shares had been granted under the plan, all of which were fully vested upon issuance.

Our 2005 Stock Incentive Plan permits the grant of shares of our common stock, options or warrants to employees of our company and any of its subsidiaries, non-employee members of our board or non-employee members of the board of directors of any of our subsidiaries, and consultants and other independent advisors who provide services to us or any of our subsidiaries, upon such terms and conditions as may be determined by the Board of Directors. The plan authorizes the grants of awards up to a maximum of 5,000,000. At December 31, 2005, an aggregate of 8,293,935 shares had been granted under the plan, all of which were fully vested upon issuance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information derived from the named person, or from the transfer agent, concerning the ownership of common stock as of March 28, 2006, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of the common stock; (ii) all directors and executive officers; and (iii) directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Richard Govatski	4,445,500	7.90%
5021 Indian School Rd. NE	6,445,500 (2) (including	11.46%
Albuquerque, NM 87110	2,000,000 options)

Teresa B. Dickey	107,563	*
	2,307,563 (3) (including	4.10%
	2,200,000 options)

John Handley	765,000 (4)	1.36%
	1,515,000 (4) (including	2.69%
	750,000 options)

Frank Reidy	785,000 (5)	1.40%
	1,535,000 (5) (including	2.73%
	750,000 options)

Executive Officers and Directors	6,103,063	10.85%
as a Group (3 Persons)	11,803,063 (including the	19.73% on a
	options set forth above)	fully diluted basis

* - Represents beneficial ownership of less than 1% of the total number of shares of common stock outstanding.

(1) All of the persons are believed to have sole voting and investment power over the shares of common stock listed or share voting and investment power with his or her spouse, except as otherwise provided. Percentage is based on 56,263,421 shares outstanding as of March 28, 2006. Fully diluted percentage includes 3,560,167 options.

(2) This number of shares includes options to purchase 2,000,000 shares. Of these options, 500,000 have vested and are currently exercisable. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Govatski. The number of shares also includes 400,000 shares pledged by Mr. Govatski to First Mirage, Inc. to secure a loan to the company which was due and payable on June 30, 2004. Such shares are presently in the name of David A. Rapaport, President of First Mirage, Inc. Mr. Govatski retains the right to vote these shares until foreclosure under the terms of the pledge agreement. However, in the first quarter of 2005, the shares were foreclosed on by First Mirage, Inc. Therefore, Mr. Govatski’s shareholdings have been reduced accordingly.

(3) This number of shares includes 107,563 shares issued to Ms. Dickey and options to purchase 2,200,000 shares. Of these options, 700,000 have vested and are currently exercisable. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Ms. Dickey.

(4) This number of shares includes 765,000 shares issued to Mr. Handley and options to purchase 750,000 shares. None of these options have vested. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage held by Mr. Handley.

(5) This number of shares includes 785,000 shares issued to Mr. Reidy and options to purchase 750,000 shares. None of these options have vested. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage held by Mr. Reidy.

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

We have granted options to Mr. Govatski under our option plan to purchase an aggregate of 500,000 shares of common stock. The options were granted in August 1999 and vest at the rate of 20% per year. Of the total options, 500,000 are exercisable at $0.06 per share. In December 2005 we granted options to Mr. Govatski to purchase an additional 1,500,000 shares of common stock. These options vest at the rate of 50% per year and are exercisable at $0.10 per share.

We have granted options under our option plan to Teresa Dickey, one of our executive officers, to purchase an aggregate of 700,000 shares. Of the total options, 56,000 were granted in January 2000 and are exercisable at $0.06 per share; 56,000 were granted in July 2000 and are exercisable at $0.06 per share; 3,000 were granted in January 2001 and are exercisable at $0.06 per share; 400,000 were granted in October 2001 and are exercisable at $0.06 per share; 3,780 were granted in January 2002 and are exercisable at $0.06 per share, and 181,220 were granted in August 2003 and are exercisable at $0.06 per share. The options vest at the rate of 50% per year. In December 2005 we granted options to Ms. Dickey to purchase an additional 1,500,000 shares of common stock. These options vest at the rate of 50% per year and are exercisable at $0.09 per share.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

For our fiscal year ended December 31, 2005 and 2004, respectively, we were billed approximately $25,000 and $30,000 for professional services rendered for the audit of our financial statements. We also were billed approximately $15,000 and $8,000 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2005 and 2004, respectively.

Tax Fees

For our fiscal years ended December 31, 2005 and 2004, we were billed approximately $13,000 and $5,000 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2005.

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

NMXS.COM, Inc.

Date: March 31, 2006	By /s/ Richard Govatski

Richard Govatski

President, Chief Executive Officer and

Chairman of the

Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2006	/s/ Richard Govatski

Richard Govatski, President, Chief Executive Officer and Chairman of the Board of Directors

Date: March 31, 2006	/s/ Teresa B. Dickey

Teresa B. Dickey, Director, Secretary, Treasurer and Principal Financial Officer

Date: March 31, 2006	/s/ John Handley

John E. Handley, Director

Date: March 31, 2006	/s/ Frank L. Reidy
Frank L. Reidy, Director