Form 10QSB
period 2006-03-31
NEW MEXICO SOFTWARE, INC
filed 2006-05-15
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

COMMISSION FILE #333-30176

NEW MEXICO SOFTWARE, INC.

(Exact name of Registrant as specified in charter)

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

YES ☐ NO ☒

NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK OUTSTANDING AT MAY 11, 2006 IS: 59,577,250.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NMXS.com, Inc. and Subsidiaries

Consolidated Balance Sheets

(Rounded to the nearest thousand)

(UNAUDITED)

	March 31,
	2006	2005
Assets

Current assets:
Cash and equivalents	$161,000	$33,000
Accounts receivable, net	81,000	185,000
Inventory	71,000	7,000
Prepaid expenses and other assets	608,000	459,000
Total current assets	921,000	684,000

Furniture, equipment and improvements, net	78,000	80,000
Security deposits	11,000	11,000

	$1,010,000	$775,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$148,000	$119,000
Legal settlements payable	50,000	—
Accrued expenses	381,000	470,000
Deferred revenue	57,000	64,000
Subscriptions payable	105,000	213,000
Notes payable	101,000	201,000
Total current liabilities	842,000	1,067,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares
authorized, 0 and 105 shares issued and outstanding
as of 3/31/06 and 3/31/05, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares
authorized, 56,788,421 and 36,280,782 shares issued and
outstanding as of 3/31/06 and 3/31/05, respectively	57,000	36,000
Additional paid-in capital	11,502,000	9,536,000
Deferred compensation	(332,000)	(226,000)
Accumulated (deficit)	(11,059,000)	(9,638,000)
Total stockholders' equity	168,000	(292,000)

	$1,010,000	$775,000

The accompanying notes are an integral part of these financial statements.

NMXS.com, Inc. and Subsidiaries

Consolidated Statements of Operations

(Rounded to the nearest thousand)

(UNAUDITED)

	For the three months ended
	March 31,
	2006	2005

Revenue
Software sales and licenses	$29,000	$256,000
Software hosting and maintenance	124,000	82,000
Custom programming	11,000	50,000
XR-EXpress report fees	29,000	2,000
Scanning services	1,000	48,000
Hardware sales	5,000	26,000
Other	—	—
	199,000	464,000

Operating costs and expenses:
Cost of services	102,000	131,000
General and administrative	415,000	259,000
Research and development	33,000	53,000
Total operating costs and expenses	550,000	443,000

Net operating (loss)	(351,000)	21,000

Other income (expense):
Interest income	—	—
Interest (expense)	(9,000)	(8,000)
(Loss) on disposal of fixed assets	—	—
Total other income (expense)	(9,000)	(8,000)

Net (loss)	$(360,000)	$13,000

Earnings per share - basic	$(0.01)	$0.00

Earnings per share - fully diluted	$(0.01)	$0.00

Weighted average number of
common shares outstanding - basic	54,459,025	34,806,209

Weighted average number of
common shares outstanding - fully diluted	54,459,025	37,735,940

The accompanying notes are an integral part of these financial statements.

NMXS.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Rounded to the nearest thousand)

(UNAUDITED)

	For the three months ended
	March 31,
	2006	2005
Cash flows from operating activities
Net income (loss)	$(360,000)	$13,000
Adjustments to reconcile net (loss) to
net cash provided (used) by operating activities:
Common stock issued for salaries	157,000	121,000
Common stock issued for services	92,000	32,000
Stock options issued for salaries	59,000	—
Depreciation and amortization	7,000	16,000
Changes in operating assets and liabilities:
Accounts receivable	70,000	113,000
Inventory	(25,000)	—
Prepaid expenses and other assets	(1,000)	(298,000)
Security deposits	2,000
Accounts payable	(4,000)	(3,000)
Legal settlements	(100,000)	—
Accrued expenses	(56,000)	22,000
Deferred revenue	(20,000)	(22,000)
Net cash (used) by operating activities	(179,000)	(6,000)

Cash flows from investing activities
Acquisition of fixed assets	(10,000)	(11,000)
Disposal of fixed assets	—	—
Net cash (used) by investing activities	(10,000)	(11,000)

Cash flows from financing activities
Proceeds from notes payable	—	—
Repayment of note payable	—	(75,000)
Subscriptions payable	—	83,000
Net proceeds from the issuance of common stock	193,000	—
Net proceeds from warrants/options exercised	—	42,000
Net cash provided by financing activities	193,000	50,000

Net increase (decrease) in cash equivalents	4,000	33,000
Cash equivalents - beginning	157,000	—
Cash equivalents - ending	$161,000	$33,000

Supplemental disclosures:
Interest paid	$—	$—

Supplemental schedule of noncash operating and investing activities
Inventory converted to fixed asset	4,000	—

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2005 and notes thereto included in the Company’s Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

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

Charges for hosting are likewise spread ratably over the term of the hosting agreement, with the typical hosting agreement having a term of 12 months, with renewal on an annual basis. The Company sells some hosting contracts in conjunction with the sale of software, and some hosting contracts without an associated software sale. When the hosting arrangement is sold in conjunction with a software sale, the Company allocates a portion of the fee to the software license. Hosting services do not require the customer to purchase the software license, and for those hosting contracts that are sold without an associated software sale, the customer does not have the right or the ability to operate the software on its own.

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

The Company follows the guidance in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software. Revenue is generally recognized for such arrangements under the percentage-of-completion method. Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with paragraphs 85 - 91 of SOP 97-2. The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract. At March 31, 2006 there were no custom software development arrangements in progress.

From time to time, the Company effects sales of its enterprise-level software in return for barter credits for advertising. The software is valued at the same price it would have been valued if it had been sold for cash. The revenue is recognized when the software is transferred to the customer, along with a corresponding receivable for the barter credits. The advertising expense is recognized as the ads are placed. The value of any remaining barter credits is reviewed at the end of each fiscal year for possible impairment, and any such impairment loss is recorded at that time. During the quarters ended March 31, 2006 and 2005, the Company recognized $0 and $300,000 in revenue from barter transactions. At March 31, 2006, the Company had $600,000 in prepaid barter credits.

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

The Company also estimates an allowance for doubtful accounts, which amounted to $15,000 and $40,000 at March 31, 2006 and 2005, respectively. The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections. Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency. Charge-offs, net of recoveries, for the quarters ended March 31, 2006 and 2005 totaled $0 and $0, respectively.

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

[8] Per share data:

The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock. All potentially dilutive securities have been excluded from the computations since they would be antidilutive, however, these dilutive securities could potentially dilute earnings per share in the future. Options and warrants exercisable for 220,000 shares of common stock have been excluded from the diluted loss per share calculation for the quarter ended March 31, 2006, because inclusion of such would be antidilutive.

[9] Research and development expenses:

Costs of research and development activities are expensed as incurred.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[10] Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $0 and $3,000 for the quarters ended March 31, 2006 and 2005, respectively.

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

[12] Stock-based compensation:

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company provides newly issued shares to satisfy stock option exercises. There were no option awards granted in the three months ended March 31, 2006. However, prior option awards were not fully vested prior to January 1, 2006 and the effect of the implementation of SFAS 123R in the three month period ended March 31, 2006 related to those awards was $59,000.

The following table summarizes the pro forma operating results of the Company for March 31, 2005 had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

2005
Net income– as reported	13,000
Pro forma effects of stock-based compensation	(6,000)
Net (loss) – pro forma	7,000

(Loss) per share – as reported	$0.00
Pro forma effects of stock-based compensation	—
(Loss) per share – pro forma	$0.00

As of March 31, 2006, the Company has reserved 1,000,000 shares of its common stock for issuance upon exercise of stock options and warrants.

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

NOTE C - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of March 31, 2006 consisted of the following:

Computers	$336,000
Furniture, fixtures and equipment	112,000
Automobiles	38,000
Leasehold improvements	12,000
498,000
Accumulated depreciation	(420,000)
$78,000

NOTE D - NOTE PAYABLE

During January 2001, the Company borrowed $300,000. The loan is collateralized by substantially all of the Company’s assets and personally guaranteed by an officer of the Company. Additional collateral was provided by a letter of credit issued by a then unrelated third party. The letter of credit expired on January 19, 2002. The note was renewed with a due date of July 24, 2002 at a current interest rate of 7%. On July 24, 2002, the Company paid $50,000 of principal and $10,525 of interest. The remaining $250,000 of principal was extended to October 24, 2002 at a current interest rate of 7%. On October 24, 2002 the Company paid $25,000 of principal and $4,555 of interest. The remaining $225,000 of principal was extended until April 24, 2003 at a current interest rate of 7%. On April 24, 2003, the Company paid $12,224 of principal and $12,768 of interest. The remaining $212,776 of principal was extended until October 15, 2003 at a current interest rate of 7%. On October 20, 2003, the Company negotiated a payment of $25,000 in principal and $7,500 in interest and extended the note to April 23, 2004. On March 27, 2004, the Company received a notice from the bank to extend the note to October 15, 2004 upon payment of an additional $25,000 of principal and approximately $6,000 of accrued interest, which was paid on April 5, 2004. On October 8, 2004, the Company paid $25,000 of principal and $6,000 of interest, and the remaining $138,168 was extended until April 15, 2005. In May 2005, the Company paid $25,000 of principal and $5,000 of interest. The remaining $114,000 was extended until October 15, 2005. In October 2005, the Company paid $25,000 in principal and $5,000 in interest. The remaining $88,000 was extended until April 15, 2006. As of March 31, 2006, the Company had a balance due of $88,000 plus accrued interest of approximately $3,000.

In April 2002, the Company borrowed $12,500. The loan is due on demand and bears no interest. As of March 31, 2006, the Company had a balance due of $12,500.

NOTE E – CAPITAL TRANSACTIONS

Common stock:

During the three month period ended March 31, 2006, the Company effected the following stock transactions:

The Company issued a total of 550,000 shares of its $0.001 par value common stock to Brian McGowan as part of a seven year consulting agreement in the amount of $50,000. The entire amount is considered deferred compensation. During the quarter ended March 31, 2006, $23,000 of the compensation was earned.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – CAPITAL TRANSACTIONS (CONTINUED)

The Company issued a total of 1,169,718 shares of the Company’s $0.001 par value common stock to employees in lieu of salary, which was valued at $157,000.

The Company issued a total of 560,000 shares the Company’s $0.001 par value common stock to outside contractors in exchange for services rendered of $55,000.

The Company issued a total of 1,428,571 shares of the Company’s $0.001 par value common stock which were related to the conversion of 75 shares of Series A convertible preferred stock.

The Company issued a total of 1,964,091 shares of the Company’s $0.001 par value common stock in exchange for cash of $193,000.

Warrants:

During the three month period ended March 31, 2006 there were no warrants issued and none exercised.

The following is a summary of warrants outstanding as of March 31, 2006:

Number of Warrants	Exercise Price	Expiration Date
1,161,545	$0.21	July 24, 2012

Stock options:

Disclosures required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock- based compensation prescribed therein are shown below. Exercise prices and weighted-average contractual lives of stock options outstanding as of March 31, 2006 are as follows:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$0.06-$0.30	8,540,000	7.8	$0.08	3,540,000	$0.06
$0.31-$0.50	100,000	5.0	$0.39	100,000	$0.39
$0.54-$0.83	60,000.08		$0.61	60,000	$0.61

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – CAPITAL TRANSACTIONS (CONTINUED)

Summary of Options Granted and Outstanding:

	For the three months ended March 31,
	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	8,879,500	$0.12	4,183,030	$0.08
Granted	—	—	—	—
Cancelled	(179,500)	$0.14	(48,530)	$0.06
Exercised	—	—	—	—
Outstanding at end of year	8,700,000	$0.12	4,134,500	$0.08

NOTE F - RELATED PARTY TRANSACTIONS

Consulting agreement:

The Company entered into a consulting agreement with Brian McGowan to advise the CEO on business strategy and to formulate marketing ideas. The term of the employment agreement is for approximately five years commencing on July 1, 2003 and terminating on December 31, 2008. Mr. McGowan will receive a total of 5,500,000 shares of the Company’s $0.001 par value common stock valued at $330,000. As of March 31, 2006, he was paid a total of 5,500,000 shares of common stock, but he has earned only 2,500,000 shares and the difference of 3,000,000 shares is considered deferred compensation. During the three month period ended March 31, 2006, the Company has expensed $15,000 in consulting fees.

On October 4, 2005, the Company entered into a third consulting agreement with Brian McGowan to coordinate a number of material events for the purpose of presenting the Company and its products to potential investors and customers. The term of the agreement is for five years commencing on October 4, 2005 and terminating on September 30, 2010. Mr. McGowan will receive a total of 5,000,000 shares of the Company’s $0.001 par value common stock valued at $450,000. As of March 31, 2006 he was paid a total of 2,350,000 shares of common stock, but he has earned only 500,000 shares and the difference of 1,850,000 shares is considered deferred compensation. During the three month period ended March 31, 2006, the Company has expensed $23,000 in consulting fees pursuant to this contract.

NOTE G- MAJOR CUSTOMERS

During the three month period ended March 31, 2006, one customer accounted for 11% of the Company’s revenue. The Company recognized $0 as revenue and $0 as expense from barter agreements for the three-month period ended March 31, 2006.

As of March 31, 2006, balances due from three customers comprised 48% of total accounts receivable.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H - REPORTABLE SEGMENTS

Management has identified the Company’s reportable segments based on separate legal entities. At this time, Working Knowledge, Inc. includes the healthcare division, which is centered around the product XR-EXpress. Information related to the Company’s reportable segments for the three months ended March 31, 2006 is as follows:

	NMS	WKI	Total
Revenue	$136,000	$63,000	$199,000

Cost of services	93,000	9,000	102,000
General and administrative	401,000	14,000	415,000
Research and development	33,000	—	33,000

Operating income (loss)	$(391,000)	$40,000	$(351,000)

Total assets	$961,000	$49,000	$1,010,000

A reconciliation of the segments’ operating loss to the consolidated net loss/comprehensive loss is as follows:

Segment’s operating income	$(351,000)
Other income	(9,000)
Consolidated net loss/comprehensive loss	$(360,000)

For the three months ended March 31, 2006, amortization and depreciation expense amounted to $7,000 and $0 for NMS and WKI, respectively. Also, total fixed asset additions amounted to $9,000 and $6,000 for NMS and WKI, respectively, while fixed asset disposals amounted to $0 and $0 for NMS and WKI, respectively.

NOTE I – COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico and California. Future minimum lease payments as of March 31, 2006 are as follows:

Year	Amount
2006	$51,000
2007	$60,000
2008	$60,000
2009	$20,000

Rent expense for the three months ended March 31, 2006 and 2005 amounted to $17,000 and $25,000, respectively.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2003. The agreement allows for a one-year renewal option unless terminated by either party. Base salary is $44,000 per annum with available additional cash compensation as defined in the agreement. Compensation under this agreement of $11,000 is included in general and administrative expenses for the quarter ended March 31, 2006. The non-competition agreement commences upon the termination of the employment agreement for a period of one year. As of March 31, 2006, there was a total of $113,000 in accrued payroll for this executive.

Outstanding Payroll Taxes:

The Company has unpaid Federal and State payroll taxes totaling approximately $202,000 as of March 31, 2006, including assessed penalties and interest.

On September 1, 2005, the Company negotiated a final settlement with the IRS and agreed to pay $25,000 per month of past due payroll taxes plus the current amount due. During the quarter ended March 31, 2006, the Company paid a total of $75,000 of past due payroll taxes.

On June 1, 2003, the Company settled with the State of New Mexico and agreed to pay $1,000 per month of past due payroll taxes plus the current amount due. In November 2005, the Company began negotiations for a final settlement with the State of New Mexico. The Company has suspended payment on the remaining penalty and interest pending the results of these negotiations. No additional penalties or interest are accruing on this remaining balance.

NOTE J – BARTER TRANSACTIONS

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

NOTE K – LEGAL PROCEEDINGS

Internal Revenue Service Payments: In September 2005 we negotiated a final settlement with the Internal Revenue Service concerning the repayment of federal tax deposits which we failed to pay for the six operating quarters ended September 30, 2003. We agreed to pay $25,000 per month until the original past-due balance of $358,000 has been paid, as well as pay our current payroll taxes on time. During the first quarter of 2006 we paid a total of $75,000 in past-due payroll taxes to the IRS. At March 31, 2006, the balance due to the IRS for these past-due taxes is approximately $193,000, including assessed penalties and interest. Our failure to make timely federal tax deposits will default this interim agreement and necessitate the filing of the lien.

Avodah Publishing, Inc.: On March 28, 2006 Avodah Publishing, Inc. filed a complaint in District Court in New Mexico for Breach of Contract. They are requesting $20,000 plus interest, attorney’s fees and court costs pursuant to an advertising contract.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

OVERVIEW

We presently realize revenues from three primary sources: (i) software sales and license fees; (ii) software hosting and maintenance services; and (iii) custom programming. We occasionally realize revenues from hardware sales when a customer wants to process and store its data on its own site rather than on our servers and when a customer requires high-speed scanning capability to use our products. We also occasionally realize revenues from other services such as training and installation. Our products and services are designed principally for businesses – enterprise level, rather than consumer use. Our typical customer enters into both a license agreement and an annual software maintenance contract covering access to product upgrades, fixes, patches and technical support. The contract may also provide for data hosting and custom programming.

Occasionally, we realize revenues from scanning services. Scanning services to date have been performed principally in an office we maintained in Santa Monica, California, which we closed in February 2006 when our scanning services were relocated to our home office in Albuquerque. We have decided to discontinue offering scanning as a separate service and continue to provide scanning only to our existing customers and to customers of our core products. We don’t anticipate that scanning services will be a significant part of our future revenues.

Cost of products and services consists primarily of engineering salaries and related expenses, engineering supplies, hardware purchases and connectivity costs. General and administrative expenses consist primarily of salaries and benefits of personnel responsible for administration, business development, sales and marketing and reporting responsibilities, as well as general overhead expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We license our software directly to the end users who are our customers. These licenses fall into two different categories:

-       Software which resides on our servers, along with the customer’s data, and is accessed over the Internet. According to paragraph 5 of EITF 00-3, these hosting arrangements do not fall within the scope of SOP 97-2, because the customer has neither the right nor the ability to take possession of the software. In these cases, we recognize revenue from these hosting services on a straight-line basis over the life of the respective contracts.

-       Software which is delivered to our customer and installed on the customer’s computer. In this case, our customer’s data can be stored on our servers and accessed by the customer over the Internet or it can be stored on the customer’s server (more typical when we sell the software-loaded computer). When we store the customer’s data on our servers, we refer to this as “data hosting”.

When the software and data reside on our customer’s server, the maintenance and technical support elements are generally valued at seventeen to twenty one percent of the contract price for a twelve-month maintenance contract. The actual percentage depends on the complexity of the software sold to the customer. These values are used to price renewals, with discounts offered for longer-term contracts. Revenues are recognized on a straight-line basis over the life of these contracts, as the best approximation of timing of the services rendered per paragraph 57 of SOP 97-2.

Some licenses that fall in the second category do not require us to do anything further. We recognize revenue from these licenses when our customer has executed a license agreement, we have delivered the software and we believe collection of a fixed or determinable fee is probable, in accordance with SOP 97-2.

Other licenses in the second category may involve multiple elements; these could include, for example, not only the license, but also customizing the software to our customer’s specifications, software installation and training, as well as maintenance and support services to be delivered over the contract period. In these cases, we allocate revenue among the components of the arrangement using the residual value method based on the fair value of the undelivered elements, described in the next paragraph, using vendor-specific objective evidence (VSOE) of fair value of our services. In these cases, we recognize revenue for custom programming, installation and training at the time the service is performed, and defer revenue equivalent to our estimate of the fair value of the undelivered elements.

The VSOE for the custom programming, installation, training, maintenance and support elements within a single contract are determined by the price we charge or would charge for these services when we sell them separately, often on the renewal price to our customers. We typically bill for these items separately as each element is completed and recognize revenues at the billing date. If not billed separately, we recognize revenues when we deliver the individual elements or when all other revenue recognition criteria have been met. The VSOE for data hosting is also determined by the price we charge when we sell the data hosting services separately, and we typically bill for it monthly with revenues recognized at the billing date.

The sale of installation, training and programming services that are not an integral part of the functionality of the software is based upon a separate sale of these services to our customers and is billed separately. We recognize revenues when we have completed the service, unless the service is provided in installments or at separate events, in which case revenue is recognized when each installment or event is completed and billed. These services are treated separately per paragraph 65 of SOP 97-2.

The sale of third party hardware and software generally is billed as a separate deliverable under consulting or custom development contracts.

Our software licenses in the second category often require us to provide significant production, customization or modification to our core software. For these contracts we follow the guidance in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type. Revenue is generally recognized for such arrangements under the percentage of completion method. Under percentage of completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with paragraphs 85 through 91 of SOP 97-2. We believe that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract. When we sell custom programming services as part of a contract with multiple elements, a portion of the contract revenue is allocated to the custom programming services based on VSOE of fair value. We determine the VSOE for custom programming services based on the price we do or would charge for these services when we sell them separately. At March 31, 2006 and 2005, there were no custom software development arrangements in progress.

Amounts collected prior to satisfying the above revenue recognition criteria are included in deferred revenue.

We follow the guidance provided by SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements and SAB No. 104 Revenue Recognition which provide guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.

The application of SOP 97-2, as amended, requires judgment, including a determination that collectibility is probable and the fee is fixed and determinable. On occasion, we have approved extended payment arrangements for certain customers. In all cases except one, the extended payment arrangements did not exceed 120 days, therefore we considered collectibility to be probable in accordance with paragraph 8 of SOP 97-2. The revenue for the sale of the software licenses to these customers was recognized upon delivery of the software. If the payment arrangements exceed 120 days, revenue is allocated and recognized based on the payment schedule.

Income Taxes

Management evaluates the probability of the utilization of the deferred income tax assets. We have estimated a $10,699,000 deferred income tax asset at December 31, 2005, related primarily to net operating loss carryforwards at December 31, 2005. Management determined that because we have not yet generated taxable income it was not appropriate to recognize a deferred income tax asset related to the net operating loss carryforward. Therefore, the fully deferred income tax asset is offset by an equal valuation allowance. If we begin to generate taxable income, we may determine that some, if not all of the deferred income tax asset may be recognized. Recognition of the asset could increase after tax income in the future. Management is required to make judgments and estimates related to the timing and utilization of net operating loss carryforwards, utilization of other deferred income tax assets, applicable tax rates and feasible tax planning strategies.

Stock-Based Compensation

We grant stock awards and stock options to employees and non-employees as consideration for services. Management believes that the best indicator of value for stock awards is the trading value of the shares of stock on the date we enter into the agreements. For non-employees, that date is generally the date on which the company is committed to such an agreement. At times we may grant stock as payment for accrued but unpaid payroll. In these cases, we value the shares at the trading price on the date they are granted and reduces the payroll accrual by the same amount. We have elected to apply the intrinsic value method prescribed in APB No. 25 for stock options granted to employees. For options granted to non-employees, we estimate the value of those awards using the Black-Scholes option pricing model.

Contingencies

We are subject to the possibility of various law contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an assets or the incurrence of a liability, as well as our ability to reasonably estimate the amount of the loss contingencies.

Software Development Costs

We account for software development costs in accordance with SFAS No. 86 Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Product research and development expenses consist primarily of personnel, outside consulting and related expenses for development, and systems personnel and consultants and are charged to operations as incurred until technological feasibility is established. We consider technological feasibility to be established when all planning, designing, coding and testing have been completed to design specifications. After technological feasibility is established, costs are capitalized. Historically, product development has been substantially completed with the establishment of technological feasibility and, accordingly, no costs have been capitalized.

RESULTS OF OPERATIONS

A summary of operating results for the three months ended March 31, 2006 and 2005 is as follows:

	2006			2005
			% of		% of
	Amount		Revenue	Amount	Revenue
Revenues		$199,000	100.0%	$464,000	100.0%
Cost of service		102,000	51.3%	131,000	28.2%

Gross profit		97,000	48.7%	333,000	71.8%

General & administrative		415,000	208.5%	259,000	55.8%
Research & development		33,000	16.6%	53,000	11.4%

Net operating (loss)		(351,000)	(176.4)%	21,000	4.5%

Other income (expense)		(9,000)	(4.5)%	(8,000)	(1.7)%

Net income (loss)		(360,000)	(180.9)%	13,000	2.8%

Earnings (loss) per share	$	(0.01)		$0.00

Revenues: Total revenues decreased 58.8%, or $265,000, for the quarter ended March 31, 2006, as compared to the same period in the prior year (the “comparable prior year period”). These revenues were primarily generated from the following four revenue streams:

1.         Revenues generated by software sales and licenses decreased 89%, or $228,000, for the quarter ended March 31, 2006, as compared to the comparable prior year period. This decrease is solely attributable to a single sale of our software in 2005 of $250,000 as compared with no major sales during the first quarter of 2006. We anticipate that sales of software based on our Roswell technology will increase slightly over the next two years; however, since it is a highly customized enterprise-level system, its sales are characterized by a small number of contracts with much higher revenues than our other products. As a result, its sales growth will most likely be inconsistent from one quarter to the next. We expect sales of Roswell will be balanced somewhat by sales of our DFC3 product, which is easily adaptable to small and medium-sized companies. However, our main products (XR-EXpress and DFC3) tend to provide more revenue from software maintenance than software sales due to our marketing structure. We are not currently emphasizing sales of our consumer-oriented desktop products, Santa Fe and Taos, although we will continue to sell and support these products as customers request them.

2.         Revenues from software hosting and maintenance increased 52% or $43,000 for the first quarter of 2006 as compared to the comparable prior year period. This increase is mostly due to an increase in the number of XR-EXpress and DFC3 customers. Software maintenance consists mainly of hosting and managing our customers’ data on our systems, and to a lesser extent includes technical support programs associated with our products. We will continue hosting for various existing clients and for new customers who purchase our Roswell, XR-EXpress and DFC3 products. We have several projects currently in negotiations that will involve on-going software maintenance. Based on these projects in addition to our current contracts, management anticipates that revenues from software maintenance will increase in the coming year.

3.         Custom programming revenue decreased 78%, or $39,000, for the quarter ended March 31, 2006, as compared to the comparable prior year period. This decrease was primarily attributable to one $50,000 contract for custom programming during the first quarter of 2005, as compared with no major programming projects during the first quarter of 2006. Approximately 10% of the customers that purchase our products will require customization. In addition, our Roswell product is only offered as a customizable package, so we anticipate that custom programming projects associated with Roswell purchases will continue to provide revenues in this category. We also currently have several smaller custom programming projects in progress for existing customers, and we continue to offer programming services for customer database integration. Therefore, we anticipate that this revenue source will increase slightly in the coming year.

4.         Revenues generated by XR-EXpress report fees increased over 1000%, or $27,000 during the quarter ended March 31, 2006, as compared to the comparable prior year period. We began marketing XR-EXpress during the first quarter of 2005, so the increase reflects the sales growth of XR-EXpress over the last year. XR-EXpress customers are billed for their system usage according to the number of reports generated for their patients. Approximately 24,000 reports were generated in the first quarter of 2006, as compared with approximately 1,000 in the first quarter of 2005.

We also generated revenue from scanning services, hardware sales and other services. Our long-term scanning project with a major movie studio was completed near the end of 2005. Scanning revenue for the first quarter consists of the final billings for the scanning project plus revenue from the rental of scanners associated with DFC3. Although we still offer scanning, we are not emphasizing this service, and we have no active projects at this time. We anticipate that DFC3 scanner rentals will increase slowly throughout the year, but in general, scanning revenue will not be a significant source of revenue for us in 2006.

All hardware sales were associated with sales of our XR-EXpress and DFC3 software. We provide options for these products that include hardware for customers who need the complete system, but we do not emphasize hardware sales, therefore it is a less significant element in our revenue stream.

Cost of Services. Cost of services decreased 22%, or $29,000, for the quarter ended March 31, 2006, as compared to the comparable prior year period. Substantially all of the decrease is due to the fact that two engineering employees left the company, and those positions will not be filled for the time being. Several employees were hired in sales and marketing instead (included in General and Administrative below), reflecting our emphasis on sales and marketing for the coming year. During the current year, approximately 82% of our cost of sales consists of engineering salaries and compensation-related expenses. We consider these salaries to be directly associated with our ability to generate revenues, however, they do not vary with revenues in that much of those costs are fixed. As a result, the gross margin percent will vary as sales vary.

For the quarter ended March 31, 2006, cost of services as a percentage of revenues was 51.3%, as compared with 28.2% for the comparable prior year period. This increase is a direct result of the reduced revenues for the current quarter as compared with the prior year period. Management anticipates that as revenues increase in the coming year, the cost of goods and services required to support those revenues will continue to increase, and engineering salaries will also increase as we hire additional staff to support a greater number of products and customers. However, we expect that revenues will increase at a greater rate than cost of services, since most of our costs are relatively fixed. We believe this range of percentages over the last two years is more indicative of the percentage of costs associated with future revenues, but until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

General and Administrative. General and administrative expenses increased 60%, or $156,000, for the quarter ended March 31, 2006, as compared to the comparable prior year period. Nearly all of the increase is due to increased marketing expenses, consisting of trade shows and the additional staffing mentioned in Cost of Services. General and administrative expenses as a percentage of revenues were 208.5%, as compared with 55.8% for the comparable prior year period, due to the reduced revenue in the current quarter. Management believes the ratio of general and administrative costs to revenues will decrease in the future because revenues will increase at a greater rate than general and administrative costs, but until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

Research and Development. Research and development expenses decreased 38%, or $20,000, for the quarter ended March 31, 2006, as compared to the comparable prior year period. This decrease is attributable to decreased salaries due to the reduction in the number of engineering employees mentioned in Cost of Sales above. However, in the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed. Management anticipates that research and development costs in the future will focus both on the upgrading of our existing products and the continued development of new products using our core technology; therefore they will remain relatively steady in the coming year.

Other Income. Interest expense increased 13%, or $1,000 for the quarter ended March 31, 2006, as compared to the comparable prior year period. The increase in interest expense was a combination of two factors: a decrease in interest on notes payable during the first quarter of 2006 because several notes were paid, and an increase in interest on the IRS obligation because we are now notified of regular assessments by the IRS. There was no loss on disposal of fixed assets in the first quarter of 2005.

In general, our key indicator of operating progress is gross revenue. For the three-month periods ended March 31, 2006 and 2005, personnel-related expenses have averaged approximately 60% of our operating expenses, with fixed costs such as building and equipment rent, utilities, insurance, communications and depreciation accounting for an additional 10%. The only personnel-related costs that are directly variable with sales are those associated with custom programming, because they are directly billable. This means that approximately 70% of our expenses are relatively fixed. All of the remaining expenses vary, but less than 5% varies directly with sales. Therefore, for the near future, gross revenue is our primary indicator of when we will achieve profitability and break-even cash flow.

REPORTABLE SEGMENTS

Management has identified our reportable segments based on separate legal entities. At this time, Working Knowledge, Inc. includes the healthcare division, which is centered around the product XR-EXpress. Information related to our reportable segments for the three months ended March 31, 2006 is as follows:

	2006		2005
	NMS	WKI	NMS	WKI
Revenue	$136,000	$63,000	$461,000	$3,000

Cost of services	93,000	9,000	123,000	8,000
General and administrative	401,000	14,000	251,000	8,000
Research and development	33,000	0	51,000	2,000

Operating income (loss)	(391,000)	40,000	36,000	(15,000)

Total assets	$961 ,000	$49,000	$765,000	$10,000

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, cash and cash equivalents totaled $161,000, representing a $4,000 increase from the beginning of the period. This increase results from the following activities:

Operating activities used $179,000 of cash for the quarter ended March 31, 2006, as compared to $6,000 for the comparable prior year period. The increase in the net use of cash was primarily due to the net operating loss of $360,000 for the period, coupled with the reduction of accounts payable, legal settlements and accrued expenses of $160,000. The reduction in accrued expenses is largely a result of payments toward past-due payroll tax obligations. These uses of cash were partially offset by the issuance of stock and options valued at $308,000 for salaries and services.

We continue to accrue the salary of our president, Richard Govatski, which at March 31, 2006, was an aggregate of $113,000. During the quarter ended March 31, 2006, Mr. Govatski was paid a total of $11,000 of salary. Total past-due payroll taxes due at March 31, 2006, were approximately $202,000, including assessed penalties and interest.

The following table shows current balances and payment details of our obligations at March 31, 2006:

	Mar 31	Negotiated	Payment
	Balance	Payment	Frequency
Notes Payable:
Los Alamos National Bank note + interest	91,000	25,000	semiannually
Grossman settlement	50,000	25,000	monthly
Demand note	13,000

Past due Accounts Payable:
New Mexico payroll tax penalties & interest	9,000
IRS + estimated penalties & interest	193,000	25,000	monthly

Other payables	183,000
Subscriptions payable	105,000
Accrued payroll and deferred revenue	198,000

Total Liabilities per Balance Sheet	842,000

Accounts receivable decreased from $151,000 at December 31, 2005 to $81,000 at March 31, 2006, constituting a source of funds in the amount of $70,000 during the quarter ended March 31, 2006. The decrease is due to intensified collections activities, which are a result of more follow-up with customers rather than a change in policy.

Investing activities used $10,000 for the quarter ended March 31, 2006, as compared to $11,000 for the comparable prior year period. We purchased $10,000 in additional servers for customers’ data storage and personal computers for office use.

Financing activities provided $193,000 in cash for the quarter ended March 31, 2006, as compared to $50,000 for the comparable prior year period. The increase is solely a result of the increase in common stock sold during the first quarter of 2006 as compared with the same period last year.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months. Our current commitments consist primarily of lease obligations for office space.

At March 31, 2006 we had working capital of $79,000 as opposed to a working capital deficit of $383,000 at March 31, 2005. This increase is primarily due to a reduction in notes payable and accrued expenses, as well as the issuance of stock which reduced subscriptions payable. We have incurred operating losses and negative cash flows for the past two fiscal years that have been funded through the issuance of additional equity securities. Approximately 51% of our cash flow for the first quarter of 2006 was funded by the sale of equity securities. We expect our focus on direct sales and the establishment of reseller channels to have a significant positive impact on revenues during 2006. As a result, we believe that we will be generating positive cash flow from operations by the end of 2006. We may also continue to sell equity securities and incur debt as needed to meet our operating needs, especially in the first half of 2006. In addition, we may continue to issue equity compensation to employees and outside consultants to meet payroll and pay for needed legal and other services.

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

We have received a non-binding letter of intent from a fiduciary trust, In God We Trust, to invest up to $500,000 in the company through December 31, 2006. These funds, if made available, would provide additional working capital necessary for operations over the next twelve months and to retire long-term debt and past-due payroll taxes if needed. The letter of intent does not require the investor to fund. If we are not able to raise funds through sales of products and services, sales of stock or debt, and the funds from this investor are also not obtainable, we may have to drastically reduce its size and operations, and could possibly have to cease operations. To date, we have not received any financing from this investor, because we have been able to raise any needed financing through other means. However, we have had a long-term relationship with this investor and believe that the investor has the willingness and wherewithal to provide funds should our cash requirements exceed our abilities to generate cash elsewhere.

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

(a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that are designed to ensure that information which is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Under the supervision and with the participation of management, at March 31, 2006, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in ensuring that information that is required to be reported is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b) Changes in internal controls

In connection with our evaluation of our internal controls during the period ended March 31, 2006, our Certifying Officers have not identified any material deficiencies or weaknesses or other factors that have materially affected or are reasonably likely to materially affect these controls, and therefore, we have not made any changes to these controls.

PART II

ITEM 1.	LEGAL PROCEEDINGS

On March 28, 2006 Avodah Publishing, Inc. filed a complaint in District Court in New Mexico for Breach of Contract. They are requesting $20,000 plus interest, attorney’s fees and court costs pursuant to an advertising contract.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. The following exhibits are attached to this report:

31.1	Rule 15d-14 (a) Certification by Principal Executive Officer
31.2	Rule 15d-14 (a) Certification by Principal Financial Officer
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

(b)	Reports. The following reports were filed during the quarter ended March 31, 2006:

On January 11, 2006, we filed a Form 8-K disclosing the change of our state of incorporation to Nevada from Delaware.

On February 17, 2006, we filed a Form 8-K disclosing the settlement of the Grossman lawsuit.

On March 8, 2006, we filed a Form 8-K disclosing the settlement of the Manhattan Scientifics lawsuit.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW MEXICO SOFTWARE, INC.

Date: May 16, 2005	By /s/ Richard Govatski
Richard Govatski, President

Date: May 16, 2005	By /s/ Teresa Dickey
Teresa Dickey, Treasurer (Principal Financial Officer)