Form 10KSB/A
period 2005-12-31
NEW MEXICO SOFTWARE, INC
filed 2006-06-15
CIK 1101865

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

CHECK WHETHER THE ISSUER IS NOT REQUIRED TO FILE REPORTS PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT. ( )

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE

PAST 90 DAYS.

YES ☐ NO ☒

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF THE REGISTRANT’S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. (X)

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS - OUR COMPANY

Our History and Background

New Mexico Software, Inc., was originally incorporated under the laws of the state of New Mexico in April 1996. The privately held company was involved in a reverse merger with Raddatz Exploration, Inc. on August 3, 1999, and the corporate name was changed to NMXS.com, Inc., with New Mexico Software, Inc. becoming a wholly-owned subsidiary. NMXS.com, Inc. went public at that time. NMXS was quoted on the OTC Bulletin Board under the symbol “NMXS” and on the Berlin Stock Exchange with the symbol NM9. In 2004 we filed an alternate name registration in the state of Delaware to use the name “New Mexico Software.” On January 1, 2006, NMXS.com, Inc merged into its newly incorporated, wholly-owned subsidiary, New Mexico Software, Inc., a Nevada corporation, for the purpose of changing its state of incorporation and its name. The new stock symbol on the OTC Bulletin Board is “NMXC”.

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

RESULTS OF OPERATIONS

A summary of operating results for the twelve months ended December 31, 2005 and 2004 is as follows:

	2005		2004
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenues	$1,399,000	100.0%	$1,018,000	100.0%
Cost of service	583,000	41.7%	374,000	36.7%

Gross profit	816,000	58.3%	644,000	63.3%

General & administrative	1,348,000	96.4%	992,000	97.4%
Research & development	215,000	15.4%	207,000	20.3%
Bad Debt Expense	61,000	4.3%	0	0.0%

Net operating (loss)	(808,000)	(63.6)%	(555,000)	(61.8)%

Other income (expense)	(240,000)	(11.3)%	(148,000)	(7.2)%

Net income (loss)	(1,048,000)	(74.9)%	(703,000)	(69.0)%

Earnings (loss) per share	$(0.03)		$(0.02)

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

	2005
	NMS	WKI
Revenue	$1,302,000	$97,000

Cost of services	533,000	50,000
General and administrative	1,340,000	8,000
Research and development	213,000	2,000
Bad Debt	61,000	—

Operating income (loss)	(845,000)	37,000

Total assets	$1,002,000	$47,000

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

Operating activities used $343,000 of cash for the year ended December 31, 2005, as compared to $107,000 for the comparable prior year period, an increase of $236,000. This increase in operating funds used was mainly due to our operating loss for 2005, partially offset by the issuance of common stock for salaries and outside services. The barter transactions effected in 2005 caused in a net decrease in operating cash flow of $448,000, but will result in positive net cash flow in 2006 as we use the available advertising credits without impacting cash.

Although we continued to reduce our notes and taxes payable during 2005, this activity was offset by additional interest accrued on the tax obligation and additional attorney fees owed due to the settlement of the two lawsuits, resulting in only a slight decrease in current liabilities during 2005.

The following table shows current balances and payment details of our obligations as of December 31, 2005:

	Dec 31	Negotiated	Payment
	Balance	Payment	Frequency
Notes Payable:
Los Alamos National Bank note + interest	89,000	25,000	semiannually
Demand notes	13,000

Past due payroll taxes:
New Mexico payroll taxes	9,000	1,000	monthly
IRS + estimated penalties & interest	262,000	25,000	monthly

Legal Settlements	150,000	25,000	monthly

Other payables and accrued expenses	180,000
Subscriptions payable	117,000
Accrued payroll and deferred revenue	214,000

Total Liabilities per Balance Sheet	1,034,000

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

/s/ Epstein, Weber & Conover, PLC

Scottsdale, Arizona

March 27, 2006

New Mexico Software, Inc. and Subsidiaries

Consolidated Balance Sheets

(Rounded to the nearest thousand)

	For the years ended
	December 31,
	2005	2004
Assets

Current assets:
Cash and equivalents	$157,000	$—
Accounts receivable, net	151,000	298,000
Inventory	50,000	7,000
Prepaid expenses and other assets	607,000	161,000
Total current assets	965,000	466,000

Furniture, equipment and improvements, net	71,000	85,000
Security deposits	13,000	11,000

	$1,049,000	$562,000

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$152,000	$111,000
Legal settlements payable	150,000	—
Accrued expenses	437,000	459,000
Deferred revenue	77,000	86,000
Subscriptions payable	105,000	130,000
Notes payable	101,000	276,000
Total current liabilities	1,022,000	1,062,000

Stockholders’ equity/(deficit):
Preferred stock, $0.001 par value, 500,000 shares
authorized, 75 and 135 shares issued and outstanding
as of 12/31/05 and 12/31/04, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares
authorized, 50,916,041 and 32,834,458 shares issued and
outstanding as of 12/31/05 and 12/31/04, respectively	51,000	33,000
Additional paid-in capital	10,994,000	9,279,000
Deferred compensation	(319,000)	(161,000)
Accumulated (deficit)	(10,699,000)	(9,651,000)
Total stockholders’ equity/(deficit)	27,000	(500,000)

	$1,049,000	$562,000

The accompanying notes are an integral part of these financial statements.

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

The accompanying notes are an integral part of these financial statements.

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

Net (loss)
For the year ended

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Rounded to the nearest thousand) (continued)

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

The accompanying notes are an integral part of these financial statements.

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

	2005	2004
Net (loss) – as reported	$(1,048,000)	$(703,000)
Stock-base compensation included in statement of operations	0	0
Pro forma effects of stock-based compensation	(16,000)	(30,000)
Net (loss) – pro forma	$(1,064,000)	$(733,000)

(Loss) per share – as reported	$(0.03)	$(0.02)
Pro forma effects of stock-based compensation	—	—
(Loss) per share – pro forma	$(0.03)	$(0.02)

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

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of December 31, 2005 consisted of the following:

Computers	$322,000
Furniture, fixtures and equipment	113,000
Automobiles	38,000
Leasehold improvements	11,000
484,000
Accumulated depreciation	(413,000)
$71,000

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

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – CAPITAL TRANSACTIONS (CONTINUED)

Stock options (continued):

Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.05-$0.30	8,659,500	7.93	$0.08	3,659,500	$0.06
$0.31-$0.50	160,000	3.38	$0.36	160,000	$0.36
$0.54-$0.83	60,000	0.33	$0.61	60,000	$0.61

Summary of Options Granted and Outstanding:

	For the Years Ended December 31,
	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	4,183,030	$0.08	6,042,824	$0.09
Granted	5,000,000	$0.09	—	$—
Cancelled	(103,530)	$0.06	(1,699,794)	$0.10
Exercised	200,000	$0.06	(160,000)	$0.08
Outstanding at end of year	8,879,500	$0.09	4,183,030	$0.08

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

NOTE G - RELATED PARTY TRANSACTIONS (CONTINUED)

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

NOTE I - REPORTABLE SEGMENTS

Management has identified the Company’s reportable segments based on separate legal entities. NMS derives revenues from the development and marketing proprietary internet technology-based software and WKI provides data maintenance services related to NMS digital asset management system. Information related to the Company’s reportable segments for 2005 is as follows:

	NMS	WKI	Total
Revenue	$1,302,000	$97,000	$1,399,000

Cost of services	533,000	50,000	583,000
General and administrative	1,340,000	8,000	1,348,000
Research and development	213,000	2,000	215,000
Bad debt	61,000	0	61,000

Operating income (loss)	(845,000)	37,000	(808,000)

Total assets	$1,002,000	$47,000	$1,049,000

WKI revenue consists primarily of software maintenance and scanning services.

A reconciliation of the segments’ operating loss to the consolidated net loss/comprehensive loss is as follows:

Segment’s operating loss	$(808,000)
Other income (expense)	(240,000)
Consolidated net loss/comprehensive loss	$(1,048,000)

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

NOTE J – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE K – BARTER TRANSACTIONS

During the nine months ended September 30, 2005, the Company had two barter transactions totaling $600,000 for the sale of software to Forbes.com in return for advertising credits. In these barter transactions customized software was transferred to the customer in return for print advertising. The software and customization was valued at the same price it would have been valued if it had been sold for cash, so no impairment was recorded before the asset was transferred. The revenue was recognized when the software was transferred to the customer in accordance with paragraph 8 of SOP 97-2. The advertising expense will be recognized as the ads are placed. The value of any remaining barter credits will be reviewed at the end of each fiscal year for possible impairment, and any such impairment loss will be recorded at that time.

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that are designed to ensure that information which is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Under the supervision and with the participation of management, at December 31, 2005, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in ensuring that information that is required to be reported is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place are designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

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