Form 10QSB
period 2006-09-30
NEW MEXICO SOFTWARE, INC
filed 2006-11-14
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

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

YES ☒ NO ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).

YES ☐ NO ☒

NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK OUTSTANDING AT NOVEMBER 14, 2006 IS:  71,182,855

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

(Beginning on the following page)

NMXS.com, Inc. and Subsidiaries

Consolidated Balance Sheets

(Rounded to the nearest thousand)

(UNAUDITED)

	September 30,
	2006	2005
Assets

Current assets:
Cash and equivalents	$31,000	$106,000
Accounts receivable, net	171,000	286,000
Inventory	39,000	19,000
Prepaid expenses and other assets	528,000	569,000
Total current assets	769,000	980,000

Furniture, equipment and improvements, net	102,000	71,000
Security deposits	9,000	11,000
Prepaid Advertising	—	185,000

	$880,000	$1,247,000

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$197,000	$146,000
Accrued expenses	286,000	589,000
Deferred revenue	18,000	24,000
Subscriptions payable	130,000	118,000
Notes payable	76,000	177,000
Total current liabilities	707,000	1,054,000

Stockholders’ equity:
Preferred stock, $0.001 par value, 500,000 shares
authorized, 0 and 75 shares issued and outstanding
as of 9/30/06 and 9/30/05, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares
authorized, 67,205,440 and 44,216,781 shares issued and
outstanding as of 9/30/06 and 9/30/05, respectively	67,000	44,000
Additional paid-in capital	12,485,000	10,362,000
Deferred compensation	(281,000)	(321,000)
Accumulated (deficit)	(12,098,000)	(9,892,000)
Total stockholders’ equity	173,000	193,000

	$880,000	$1,247,000

The accompanying notes are an integral part of these financial statements.

NMXS.com, Inc. and Subsidiaries

Consolidated Statements of Operations

(Rounded to the nearest thousand)

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue
Software sales and licenses	$1,000	$265,000	$98,000	$529,000
Software hosting and maintenance	112,000	132,000	339,000	315,000
Custom programming	6,000	202,000	49,000	270,000
XR-EXpress report fees	56,000	—	118,000	3,000
Scanning services	15,000	18,000	16,000	110,000
Hardware sales	9,000	20,000	23,000	43,000
Other	—	3,000	1,000	4,000
	199,000	640,000	644,000	1,274,000

Operating costs and expenses:
Cost of services	107,000	182,000	332,000	438,000
General and administrative	507,000	231,000	1,566,000	778,000
Research and development	72,000	53,000	124,000	162,000
Total operating costs and expenses	686,000	466,000	2,022,000	1,378,000

Net operating income (loss)	(487,000)	174,000	(1,378,000)	(104,000)

Other income (expense):
Interest income	—	—	—	—
Interest (expense)	(4,000)	(125,000)	(21,000)	(137,000)
Gain (loss) on disposal of fixed assets	—	—	—	—
Total other income (expense)	(4,000)	(125,000)	(21,000)	(137,000)

Net income (loss)	$(491,000)	$49,000	$(1,399,000)	$(241,000)

Earnings per share - basic	$(0.01)	$0.00	$(0.02)	$(0.01)

Earnings per share - fully diluted	$(0.01)	$0.00	$(0.02)	$(0.01)

Weighted average number of common
shares outstanding - basic	65,590,685	42,131,088	59,967,205	38,071,882

Weighted average number of common
shares outstanding - fully diluted	65,590,685	45,718,674	59,967,205	38,071,882

The accompanying notes are an integral part of these financial statements.

NMXS.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Rounded to the nearest thousand)

(UNAUDITED)

	For the nine months ended
	September 30,
	2006	2005
Cash flows from operating activities
Net income (loss)	$(1,399,000)	$(241,000)
Adjustments to reconcile net (loss) to
net cash provided (used) by operating activities:
Common stock issued for salaries	414,000	403,000
Common stock issued for services	657,000	99,000
Common stock issued for interest	—	6,000
Stock options issued for salaries	176,000	—
Depreciation and amortization	26,000	34,000
Changes in operating assets and liabilities:
Accounts receivable	(20,000)	147,000
Inventory	2,000	(12,000)
Prepaid expenses and other assets	79,000	(728,000)
Security deposits	4,000	—
Accounts payable	45,000	24,000
Legal settlements	(150,000)	—
Accrued expenses	(151,000)	150,000
Deferred revenue	(59,000)	(62,000)
Net cash (used) by operating activities	(376,000)	(180,000)

Cash flows from investing activities
Acquisition of fixed assets	(48,000)	(20,000)
Disposal of fixed assets	—	—
Net cash (used) by investing activities	(48,000)	(20,000)

The accompanying notes are an integral part of these financial statements.

NMXS.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Rounded to the nearest thousand)

(UNAUDITED)

- Continued -

	For the nine months ended
	September 30,
	2006	2005

Cash flows from financing activities
Proceeds from notes payable	—	—
Repayment of note payable	(25,000)	(24,000)
Subscriptions payable	—	—
Net proceeds from the issuance of common stock	323,000	289,000
Net proceeds from warrants/options exercised	—	41,000
Net cash provided by financing activities	298,000	306,000

Net increase (decrease) in cash equivalents	(126,000)	106,000
Cash equivalents - beginning	157,000	—
Cash equivalents - ending	$31,000	$106,000

Supplemental disclosures:
Interest paid	$10,000	$7,000

Supplemental schedule of noncash operating and investing activities:
Inventory converted to fixed asset	9,000	—

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2005 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

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

The Company follows the guidance in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software. Revenue is generally recognized for such arrangements under the percentage-of-completion method. Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with paragraphs 85 – 91 of SOP 97-2. The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract. At September 30, 2006 there were no custom software development arrangements in progress.

From time to time, the Company effects sales of its enterprise-level software in return for barter credits for advertising. The software is valued at the same price it would have been valued if it had been sold for cash. The revenue is recognized when the software is transferred to the customer, along with a corresponding receivable for the barter credits. The advertising expense is recognized as the ads are placed. The value of any remaining barter credits is reviewed at the end of each fiscal year for possible impairment, and any such impairment loss is recorded at that time. During the quarters ended September 30, 2006 and 2005, the Company recognized $0 and $300,000 in revenue from barter transactions. At September 30, 2006, the Company had $504,560 in prepaid barter credits.

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

The Company also estimates an allowance for doubtful accounts, which amounted to $12,000 and $40,000 at September 30, 2006 and 2005, respectively. The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections. Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency. Charge-offs, net of recoveries, for the quarters ended September 30, 2006 and 2005 totaled $3,000 and $0, respectively.

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

[8] Per share data:

The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock. All potentially dilutive securities have been excluded from the computations since they would be antidilutive, however, these dilutive securities could potentially dilute earnings per share in the future. Options and warrants exercisable for 2,256,545 shares of common stock have been excluded from the diluted loss per share calculation for the quarter ended September 30, 2006, because inclusion of such would be antidilutive.

[9] Research and development expenses:

Costs of research and development activities are expensed as incurred.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[10] Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $41,000 and $4,000 for the quarters ended September 30, 2006 and 2005, respectively.

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

[12] Stock-based compensation:

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company provides newly issued shares to satisfy stock option exercises. There were no option awards granted in the nine months ended September 30, 2006. However, prior option awards were not fully vested prior to January 1, 2006 and the effect of the implementation of SFAS 123R in the nine-month period ended September 30, 2006 related to those awards was $176,000.

The following table summarizes the pro forma operating results of the Company for September 30, 2005 had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

2005
Net income– as reported	(241,000)
Pro forma effects of stock-based compensation	(16,000)
Net (loss) – pro forma	(257,000)

(Loss) per share – as reported	($0.01)
Pro forma effects of stock-based compensation	—
(Loss) per share – pro forma	($0.01)

As of September 30, 2006, the Company has reserved 1,000,000 shares of its common stock for issuance upon exercise of stock options and warrants.

[13] Software development:

The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs. Technological feasibility is generally achieved upon satisfactory beta test results. Upon achieving technological feasibility, programming costs are capitalized and amortized over the economic useful live which is estimated to be two years. There were no capitalized software development costs as of September 30, 2006 and 2005.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of September 30, 2006 consisted of the following:

Computers	$370,000
Furniture, fixtures and equipment	112,000
Automobiles	38,000
Leasehold improvements	20,000
540,000
Accumulated depreciation	(438,000)
$102,000

NOTE D - NOTE PAYABLE

During January 2001, the Company borrowed $300,000. The loan is collateralized by substantially all of the Company's assets and personally guaranteed by an officer of the Company. Additional collateral was provided by a letter of credit issued by a then unrelated third party. The letter of credit expired on January 19, 2002. The note was renewed with a due date of July 24, 2002 at a current interest rate of 7%. On July 24, 2002, the Company paid $50,000 of principal and $10,525 of interest. The remaining $250,000 of principal was extended to October 24, 2002 at a current interest rate of 7%. On October 24, 2002 the Company paid $25,000 of principal and $4,555 of interest. The remaining $225,000 of principal was extended until April 24, 2003 at a current interest rate of 7%. On April 24, 2003, the Company paid $12,224 of principal and $12,768 of interest. The remaining $212,776 of principal was extended until October 15, 2003 at a current interest rate of 7%. On October 20, 2003, the Company negotiated a payment of $25,000 in principal and $7,500 in interest and extended the note to April 23, 2004. On March 27, 2004, the Company received a notice from the bank to extend the note to October 15, 2004 upon payment of an additional $25,000 of principal and approximately $6,000 of accrued interest, which was paid on April 5, 2004. On October 8, 2004, the Company paid $25,000 of principal and $6,000 of interest, and the remaining $138,168 was extended until April 15, 2005. In May 2005, the Company paid $25,000 of principal and $5,000 of interest. The remaining $114,000 was extended until October 15, 2005. In October 2005, the Company paid $25,000 in principal and $5,000 in interest. The remaining $88,000 was extended until April 15, 2006. In April 2006, the Company paid $25,000 in principal and $3,000 in interest. As of September 30, 2006, the Company had a balance due of $63,000 plus accrued interest of approximately $3,000.

In April 2002, the Company borrowed $12,500. The loan is due on demand and bears no interest. As of September 30, 2006, the Company had a balance due of $12,500.

NOTE E – CAPITAL TRANSACTIONS

Common stock:

During the nine month period ended September 30, 2006, the Company effected the following stock transactions:

The Company issued a total of 825,000 shares of its $0.001 par value common stock to Brian McGowan as part of a seven year consulting agreement in the amount of $73,000. The entire amount is considered deferred compensation. During the nine months ended September 30, 2006, $113,000 of the compensation was earned.

The Company issued a total of 4,672,913 shares of the Company’s $0.001 par value common stock to employees in lieu of salary, which was valued at $414,000.

The Company issued a total of 6,148,824 shares the Company’s $0.001 par value common stock to outside contractors in exchange for services rendered of $545,000.

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

The following is a summary of warrants outstanding as of September30, 2006:

Number of Warrants	Exercise Price	Expiration Date
1,161,545	$0.21	July 24, 2012
110,000	$0.25	July 24, 2008
700,000	$0.15	June 29, 2011

Stock options:

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock- based compensation prescribed therein are shown below. Exercise prices and weighted-average contractual lives of stock options outstanding as of September 30, 2006 are as follows:

Options Outstanding				Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.06-$0.30	8,485,000	7.20	$0.08	3,485,000	$0.06
$0.31-$0.50	100,000	4.50	$0.39	100,000	$0.39

Summary of Options Granted and Outstanding:

	For the nine months ended September 30,
	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	8,879,500	$0.12	4,183,030	$0.08
Granted	-	-	-	-
Cancelled	(294,500)	$0.22	(48,530)	$0.06
Exercised	-	-	-	-
Outstanding at end of year	8,585,000	$0.12	4,134,500	$0.08

The weighted average remaining contractual lives in years for the options outstanding and exercisable on September 30, 2006 were 7.17 and 4.27, respectively.

Aggregate intrinsic value represents total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of New Mexico Software’s stock. The total intrinsic value of options outstanding as of September 30, 2006 was $0. The total intrinsic value of options exercisable on September 30, 2006 was $0. The total intrinsic value of

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – CAPITAL TRANSACTIONS (CONTINUED)

options exercised for the third quarter of 2006 was $0. The Company issues new shares of common stock upon the exercise of stock options.

At September 30, 2006, 0 shares were available for future grants under the Company’s 2005 Stock Compensation Plan.

At September 30, 2006, the Company had approximately $291,000 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 9.46 years.

NOTE F - RELATED PARTY TRANSACTIONS

The Company entered into a consulting agreement with Brian McGowan to advise the CEO on business strategy and to formulate marketing ideas. The term of the employment agreement is for approximately five years commencing on July 1, 2003 and terminating on December 31, 2008. Mr. McGowan will receive a total of 5,500,000 shares of the Company’s $0.001 par value common stock valued at $330,000. As of September 30, 2006, he was paid a total of 5,500,000 shares of common stock, but he has earned only 3,250,000 shares and the difference of 2,250,000 shares is considered deferred compensation. During the nine month period ended September 30, 2006, the Company has expensed $45,000 in consulting fees.

On October 4, 2005, the Company entered into a third consulting agreement with Brian McGowan to coordinate a number of material events for the purpose of presenting the Company and its products to potential investors and customers. The term of the agreement is for five years commencing on October 4, 2005 and terminating on September 30, 2010. Mr. McGowan will receive a total of 5,000,000 shares of the Company’s $0.001 par value common stock valued at $450,000. As of September 30, 2006 he was paid a total of 2,625,000 shares of common stock, but he has earned only 1,000,000 shares and the difference of 1,625,000 shares is considered deferred compensation. During the nine month period ended September 30, 2006, the Company has expensed $68,000 in consulting fees pursuant to this contract.

NOTE G- MAJOR CUSTOMERS

As of September 30, 2006, balances due from five customers comprised 57% of total accounts receivable.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H - REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on separate legal entities. At this time, Working Knowledge, Inc. includes the healthcare division, which is centered around the product XR-EXpress. Information related to the Company's reportable segments for the nine months ended September 30, 2006 is as follows:

	NMS	WKI	Total
Revenue	$379,000	$265,000	$644,000
Cost of services	290,000	42,000	332,000
General and administrative	1,492,000	74,000	1,566,000
Research and development	124,000	—	124,000
Operating income (loss)	$(1,527,000)	$149,000	$(1,378,000)
Total assets	$758,000	$122,000	$880,000

A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

Segment’s operating income	$(1,378,000)
Other income	(21,000)
Consolidated net loss/comprehensive loss	$(1,399,000)

For the nine months ended September 30, 2006, amortization and depreciation expense amounted to $22,000 and $0 for NMS and WKI, respectively. Also, total fixed asset additions amounted to $40,000 and $17,000 for NMS and WKI, respectively, while fixed asset disposals amounted to $0 and $0 for NMS and WKI, respectively.

NOTE I – COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico and California. Future minimum lease payments as of September 30, 2006 are as follows:

Year	Amount
2006	$18,000
2007	$60,000
2008	$60,000
2009	$20,000

Rent expense for the nine months ended September 30, 2006 and 2005 amounted to $48,000 and $58,000, respectively.

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2003. The agreement allows for a one-year renewal option unless terminated by either party. Base salary is $60,000 per annum with available additional cash compensation as defined in the agreement. Compensation under this agreement of $46,000 is included in general and administrative expenses for the nine months ended September 30, 2006. The non-competition agreement commences upon the termination of the employment agreement for a period of one year. As of September 30, 2006, there was a total of $113,000 in accrued payroll for this executive.

NMXS.com, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Outstanding Payroll Taxes:

The Company has unpaid Federal and State payroll taxes totaling approximately $74,000 as of September 30, 2006, including assessed penalties and interest.

On September 1, 2005, the Company negotiated a final settlement with the IRS and agreed to pay $25,000 per month of past due payroll taxes plus the current amount due. During the nine months ended September 30, 2006, the Company paid a total of $200,000 of past due payroll taxes.

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

NOTE J – BARTER TRANSACTIONS

During the year ended December 31, 2005, the Company had two barter transactions totaling $600,000 for the sale of software to Forbes.com in return for advertising credits. In these barter transactions customized software was transferred to the customer in return for print advertising. The software and customization was valued at the same price it would have been valued if it had been sold for cash, so no impairment was recorded before the asset was transferred. The revenue was recognized when the software was transferred to the customer in accordance with paragraph 8 of SOP 97-2, and a corresponding receivable for the barter credits was recorded at that time. The advertising expense will be recognized as the ads are placed. During the nine months ended September 30, 2006, the Company recognized approximately $95,000 in advertising expense related to these barter credits. The value of any remaining barter credits will be reviewed at the end of each fiscal year for possible impairment, and any such impairment loss will be recorded at that time.

On the comparative balance sheet provided as of September 30, 2005, the Company has reclassified $735,000 of barter credits to prepaid assets from accounts receivable for purposes of consistency between the two years.

NOTE K – LEGAL PROCEEDINGS

Internal Revenue Service Payments: In September 2005 we negotiated a final settlement with the Internal Revenue Service concerning the repayment of federal tax deposits which we failed to pay for the six operating quarters ended September 30, 2003. We agreed to pay $25,000 per month until the original past-due balance of $358,000 has been paid, as well as pay our current payroll taxes on time. During the nine months ended September 30, 2006 we paid a total of $200,000 in past-due payroll taxes to the IRS. At September 30, 2006, the balance due to the IRS for these past-due taxes is approximately $74,000, including assessed penalties and interest. Our failure to make timely federal tax deposits will default this interim agreement and necessitate the filing of the lien.

Avodah Publishing, Inc.: On March 28, 2006 Avodah Publishing, Inc. filed a complaint in District Court in New Mexico for breach of contract. They requested $20,000 plus interest, attorney’s fees and court costs pursuant to an advertising contract. Effective October 25, 2006, the complaint was settled for a cash payment of $4,000 by us to Avodah Publishing, Inc. in order to avoid further costs of litigation. The settlement constitutes a complete settlement of all issues.

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

Our software licenses in the second category often require us to provide significant production, customization or modification to our core software. For these contracts we follow the guidance in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type. Revenue is generally recognized for such arrangements under the percentage of completion method. Under percentage of completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with paragraphs 85 through 91 of SOP 97-2. We believe that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract. When we sell custom programming services as part of a contract with multiple elements, a portion of the contract revenue is allocated to the custom programming services based on VSOE of fair value. We determine the VSOE for custom programming services based on the price we do or would charge for these services when we sell them separately. At September 30, 2006 and 2005, there were no custom software development arrangements in progress.

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

Stock-Based Compensation

We grant stock awards and stock options to employees and non-employees as consideration for services. Management believes that the best indicator of value for stock awards is the trading value of the shares of stock on the date we enter into the agreements. For non-employees, that date is generally the date on which the company is committed to such an agreement. At times we may grant stock as payment for accrued but unpaid payroll. In these cases, we value the shares at the trading price on the date they are granted and reduce the payroll accrual by the same amount. For options granted to employees, we recognize the stock-based compensation expense over the vesting period of the options. For options granted to non-employees, we estimate the value of those awards using the Black-Scholes option pricing model recognize the expense at the time of the grant.

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

RESULTS OF OPERATIONS

A summary of operating results for the three months ended September 30, 2006 and 2005 is as follows:

	2006			2005
			% of		% of
	Amount		Revenue	Amount	Revenue
Revenues		$199,000	100.0%	$640,000	100.0%
Cost of service		107,000	53.8%	182,000	28.4%

Gross profit		92,000	46.2%	458,000	71.6%

General & administrative		507,000	254.8%	231,000	36.1%
Research & development		72,000	36.2%	53,000	8.3%

Net operating (loss)		(487,000)	(244.7)%	174,000	27.2%

Other income (expense)		(4,000)	(2.0)%	(125,000)	(19.5)%

Net income (loss)		(491,000)	(246.7)%	49,000	7.7%

Earnings (loss) per share	$	(0.01)		$0.00

A summary of operating results for the nine months ended September 30, 2006 and 2005 is as follows:

	2006			2005
			% of		% of
	Amount		Revenue	Amount	Revenue
Revenues		$644,000	100.0%	$1,274,000	100.0%
Cost of service		332,000	51.6%	438,000	34.4%

Gross profit		312,000	48.4%	836,000	65.6%

General & administrative		1,566,000	243.2%	778,000	61.1%
Research & development		124,000	19.3%	162,000	12.7%

Net operating (loss)		(1,378,000)	(214.0)%	(104,000)	(8.2)%

Other income (expense)		(21,000)	(3.3)%	(137,000)	(10.7)%

Net income (loss)		(1,399,000)	(217.2)%	(241,000)	(18.9)%

Earnings (loss) per share	$	(0.02)		$(0.01)

Revenues: Total revenues decreased 68.9%, or $441,000, for the quarter ended September 30, 2006, as compared to the same period in the prior year (the “comparable prior year period”). Total revenues decreased 49.5%, or $630,000 for the nine months ended September 30, 2006, as compared to the prior year period. These revenues were primarily generated from the following four revenue streams:

1.     Revenues generated by software sales and licenses decreased 99%, or $264,000, for the quarter ended September 30, 2006, as compared to the comparable prior year period. This decrease is primarily due to two one-time sales of software at $100,000 and $150,000, respectively, during the second quarter of 2005. Revenues generated by software sales and licenses decreased 81%, or $431,000, for the nine months ended September 30, 2006, as compared to the comparable prior year period. This decrease is solely attributable to three major sales of $150,000, $250,000 and $100,000 during the first nine months of 2005. Software sales other than these one-time sales actually increased from $29,000 to $98,000 during the nine months ended September 30, 2006, as compared to the comparable prior year period. We are not emphasizing sales of our Roswell product at this time, but we will continue to develop new products using it as our core technology. However, it is still being offered and could produce revenues in the next few years. Since it is a highly customized enterprise-level system, its sales are characterized by a small number of contracts with much higher revenues than our other products. As a result, any Roswell sales will be inconsistent from one quarter to the next. At the present time, we are focusing the majority of our marketing efforts on our DFC3 and XR-EXpress products. We expect our efforts to result in increased software sales volume, particularly with the XR-EXpress product, but with less revenue per sale than with the Roswell product. In addition, DFC3 and XR-EXpress tend to provide more revenue from software hosting and maintenance due to our marketing structure. We are not currently emphasizing sales of our consumer-oriented desktop products, Santa Fe and Taos, although we will continue to sell and support these products as customers request them.

2.     Revenues from software hosting and maintenance decreased 15%, or $20,000 for the quarter ended September 30, 2006 as compared to the comparable prior year period. This decrease is due to a one-time invoice of $27,000 to one customer in the third quarter of 2005. Revenues from software hosting and maintenance increased 8%, or $24,000, for the nine months ended September 30, 2006, as compared to the comparable prior year period. The increase for the year to date is mainly due to the addition of new customers using our newer products, DFC3 and XR-EXpress. Software maintenance consists mainly of hosting and managing our customers’ data on our systems, and to a lesser extent includes technical support programs associated with our products. We are focusing strongly on building up these recurring revenues during the next year instead of relying on large one-time sales. We have several projects currently in negotiations that will provide monthly software maintenance revenues. Based on these projects in addition to our current contracts, management anticipates that revenues from software maintenance will increase in the coming year.

3.     Custom programming revenue decreased 97%, or $196,000, for the quarter ended September 30, 2006, as compared to the comparable prior year period. This decrease was primarily attributable to a one-time charge of $200,000 during the third quarter of 2005. Custom programming revenue decreased 82%, or $221,000, for the nine months ended September 30, 2006, as compared to the comparable prior year period. This decrease is attributable to two major custom programming projects of $50,000 and $200,000 during 2005. Custom programming revenues other than these one-time projects actually increased $29,000 during the nine months ended September 30, 2006, as compared to the comparable prior year period. This increase is due to the initial setup fees for our new DFC3 and XR-EXpress customers during that time period. Most new DFC3 and XR-EXpress customers will incur initial setup fees, and approximately 10% of our customers will require additional customization. In addition, our Roswell product is only offered as a customizable package, so any sales of Roswell will provide additional revenues in this category. We also currently have several smaller custom programming projects in progress for existing customers, and we continue to offer programming services for customer database integration. Therefore, we anticipate that this revenue source will increase slightly from the current level during the next year.

4.     Revenues generated by XR-EXpress report fees increased $56,000 during the quarter ended September 30, 2006, as compared to the comparable prior year period. Although we began marketing XR-EXpress during the first quarter of 2005, there were no revenues from report fees during the third quarter of 2005. Revenues generated by XR-EXpress report fees increased over 3000%, or $114,000 during the nine months ended September 30, 2006, as compared to the comparable prior year period, reflecting the sales growth since the inception of the XR-EXpress product in the first quarter of 2005. XR-EXpress customers are billed for their system usage according to the number of reports generated for their patients. Approximately 74,000 reports were generated in the first nine months of 2006, as compared with approximately 2,000 in the first nine months of 2005. We expect this revenue stream to continue growing, although possibly not at the current rate of growth.

We also generated revenue from scanning services, hardware sales and other services. Our long-term scanning project with a major movie studio was completed near the end of 2005. We had one major scanning project during the third quarter of 2006, which will be completed near the end of 2006. Although we still offer scanning, we are not emphasizing this service, so we do not anticipate any major projects in the future.

All hardware sales during 2006 were associated with sales of our XR-EXpress and DFC3 software. We provide options for these products that include hardware for customers who need the complete system, but we do not emphasize hardware sales, therefore it is a less significant element in our revenue stream.

Cost of Services. Cost of services decreased 41%, or $75,000, for the quarter ended September 30, 2006, as compared to the comparable prior year period, and decreased 24%, or $106,000 for the first nine months of 2006, as compared to the comparable prior year period. Approximately $50,000 of the decrease is due to an outside contract for programming during the third quarter of 2005. The remainder of the decrease is due to the fact that two engineering employees left the company in the fourth quarter of 2005, and those positions will not be filled for the time being. In the first quarter of 2006, several employees were hired in sales and marketing instead (included in General and Administrative below), reflecting our emphasis on sales and marketing for the coming year. During the current year, approximately 75% of our cost of sales consists of staffing costs. We consider these costs to be directly associated with our ability to generate revenues, however, they do not vary with revenues in that much of those costs are fixed. As a result, the gross margin percent will vary as sales vary.

For the nine months ended September 30, 2006, cost of services as a percentage of revenues was 51.6%, as compared with 34.4% for the comparable prior year period. This increase is a direct result of the reduced revenues for the first nine months of 2006 as compared with the prior year period. Management anticipates that as revenues increase in the coming year, the cost of goods and services required to support those revenues will continue to increase, and engineering salaries will also increase as we hire additional staff to support a greater number of products and customers. However, we expect that revenues will increase at a greater rate than cost of services, since most of our costs are relatively fixed. We believe this range of percentages over the last two years is more indicative of the percentage of costs associated with future revenues, but until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

General and Administrative. General and administrative expenses increased 119%, or $276,000, for the quarter ended September 30, 2006, as compared to the comparable prior year period. This increase is due to increased advertising expenses, additional sales and marketing staffing mentioned in Cost of Services, and a major consulting contract for marketing strategy. General and administrative expenses increased 101%, or $788,000, for the nine months ended September 30, 2006, as compared to the comparable prior year period. The same issues are responsible for this increase.

General and administrative expenses as a percentage of revenues were 243% for the first nine months of 2006, as compared with 61% for the comparable prior year period, due to a combination of the increased marketing expenses mentioned above and the reduced revenue in the current period. Management believes the ratio of general and administrative costs to revenues will decrease in the future because we expect revenues to increase at a greater rate than general and administrative costs, but until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

Research and Development. Research and development expenses increased 36%, or $19,000, for the quarter ended September 30, 2006, as compared to the comparable prior year period, and they decreased 23%, or $38,000, for the nine months ended September 30, 2006, as compared to the comparable prior year period. The increase for the third quarter is due to the hiring of staff to develop our two newest products, TORC and DDS-Express. The decrease for the nine-month period is still due to the reduction in the number of engineering employees mentioned in Cost of Sales above. TORC is a backup server that provides a backup and disaster recovery solution for every notebook or desktop on a company’s network. DDS-Express is an on-line solution for dentists that provides practice management, on-line insurance claim filing, image sharing, referrals and consultations, and secure, off-site data backup. However, in the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed. Management anticipates that research and development costs in the future will focus both on the upgrading of our existing products and the continued development of new products using our core technology; therefore they will remain relatively steady in the coming year.

Other Income. Interest expense decreased 97%, or $121,000 for the quarter ended September 30, 2006, as compared to the comparable prior year period, and decreased 85%, or $116,000 for the nine months ended September 30, 2006, as compared to the comparable prior year period. Approximately 95% of the decrease during both periods is due to the repayment of the past due tax obligation, resulting in reduced interest. The remainder of the decrease is due to the repayment of notes payable. There was no loss on disposal of fixed assets in the first nine months of 2006.

In general, our key indicator of operating progress is gross revenue. For the nine-month periods ended September 30, 2006 and 2005, personnel-related expenses have averaged approximately 60-65% of our operating expenses, with fixed costs such as building and equipment rent, utilities, insurance, communications and depreciation accounting for an additional 7-10%. The only personnel-related costs that are directly variable with sales are those associated with custom programming, because they are directly billable. This means that approximately 70% of our expenses are relatively fixed. All of the remaining expenses vary, but less than 5% varies directly with sales. Therefore, for the near future, gross revenue is our primary indicator of when we will achieve profitability and break-even cash flow.

REPORTABLE SEGMENTS

Management has identified our reportable segments based on separate legal entities. At this time, Working Knowledge, Inc. includes the healthcare division, which is centered around the product XR-EXpress. Information related to our reportable segments for the nine months ended September 30, 2006 is as follows:

	2006		2005
	NMS	WKI	NMS	WKI
Revenue	$379,000	$265,000	$1,244,000	$30,000

Cost of services	290,000	42,000	397,000	41,000
General and administrative	1,492,000	74,000	767,000	11,000
Research and development	124,000	0	160,000	2,000

Operating income (loss)	(1,527,000)	149,000	(80,000)	(24,000)

Total assets	$758,000	$122,000	$1,209,000	$38,000

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, cash and cash equivalents totaled $31,000, representing a $126,000 decrease from the beginning of the period. This decrease results from the following activities:

Operating activities used $376,000 of cash for the nine months ended September 30, 2006, as compared to $180,000 for the comparable prior year period. The increase in the net use of cash was primarily due to the net operating loss of $1,399,000 for the current period as opposed to $241,000 for the prior year, coupled with the payment of $150,000 toward legal settlements and $151,000 toward the past-due tax obligation during the current period. These uses of cash during the current period were partially offset by the issuance of stock and options valued at $1,247,000 for salaries and services.

We continue to accrue the salary of our president, Richard Govatski, which at September 30, 2006, was an aggregate of $113,000. During the nine months ended September 30, 2006, Mr. Govatski was paid a total of $46,000 of salary. Total past-due payroll taxes due at September 30, 2006, were approximately $83,000, including assessed penalties and interest.

The following table shows current balances and payment details of our notes payable and past-due tax obligations at September 30, 2006:

	Sept 30	Negotiated	Payment
	Balance	Payment	Frequency
Notes Payable:
Los Alamos National Bank note + interest	66,000	25,000	semiannually
Demand note	13,000	None

Past due Accounts Payable:
New Mexico payroll tax penalties & interest	9,000	None
IRS + estimated penalties & interest	74,000	25,000	monthly

Investing activities used $48,000 for the nine months ended September 30, 2006, as compared to $20,000 for the comparable prior year period. We purchased $25,000 in additional servers for customers’ data storage and personal computers for office use, as well as $15,000 in software that we are integrating with our software. In addition, we transferred $9,000 in servers from inventory to fixed assets, and invested $8,000 in leasehold improvements to house the servers.

Financing activities provided $298,000 in cash for the nine months ended September 30, 2006, as compared to $306,000 for the comparable prior year period. The decrease is solely a result of the decrease in common stock sold during the first nine months of 2006 as compared with the same period last year. During 2006, we have concentrated our efforts on increasing our cash flow from operations and decreasing our reliance on sales of equity for cash flow, and we believe that this decrease is a result of our efforts this year.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months. Our current commitments consist primarily of lease obligations for office space.

At September 30, 2006 we had working capital of $62,000 as opposed to a working capital deficit of $74,000 at September 30, 2005. Even though we have incurred operating losses and negative cash flows for the past two fiscal years that have been funded through the issuance of additional equity securities, we have made significant progress during that time in paying down notes payable, past-due tax obligations and legal settlements, which is reflected in the improvement in working capital. Approximately 30% of our cash flow for the first nine months of 2006 was funded by the sale of equity securities, and we expect that percentage to decrease by the end of the year. We anticipate that our focus on direct sales and the establishment of reseller channels will have a significant positive impact on revenues during 2006 and especially during 2007. We may also continue to sell equity securities and incur debt as needed to meet our operating needs. In addition, we may continue to issue equity compensation to employees and outside consultants to meet payroll and pay for needed legal and other services.

We anticipate that our primary uses of cash in the next year will be allocated to continue to satisfy delinquent obligations and for general operating purposes. Based on cash flow projections, our working capital requirements for the next twelve months will be approximately

$1,000,000 - $1,500,000. We are currently generating working capital from recurring revenues of approximately $60,000 per month. Although we will not meet our goal of funding our operating requirements entirely from revenues by the end of 2006, we have made significant progress toward that goal by increasing our recurring monthly revenues and improving collections procedures.

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

(a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that are designed to ensure that information which is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Under the supervision and with the participation of management, at September 30, 2006, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in ensuring that information that is required to be reported is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b) Changes in internal controls

In connection with our evaluation of our internal controls during the period ended September 30, 2006, our Certifying Officers have not identified any material deficiencies or weaknesses or other factors that have materially affected or are reasonably likely to materially affect these controls, and therefore, we have not made any changes to these controls.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Avodah Publishing, Inc.: On March 28, 2006 Avodah Publishing, Inc. filed a complaint in District Court in New Mexico for breach of contract. They requested $20,000 plus interest, attorney’s fees and court costs pursuant to an advertising contract. Effective October 25, 2006, the complaint was settled for a cash payment of $4,000 by us to Avodah Publishing, Inc. in order to avoid further costs of litigation. The settlement constitutes a complete settlement of all issues.

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

NEW MEXICO SOFTWARE, INC.

Date:	November 14, 2006

By /s/ Richard Govatski

Richard Govatski, President

Date:	November 14, 2006

By /s/ Teresa Dickey

Teresa Dickey, Treasurer

(Principal Financial Officer)