Form 10KSB
period 2006-12-31
NEW MEXICO SOFTWARE, INC
filed 2007-04-18
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

COMMISSION FILE #333-30176

NEW MEXICO SOFTWARE, INC.

(Name of small business issuer in its charter)

NEVADA

(State or other jurisdiction of incorporation or organization)

91-1287406

(I.R.S. Employer Identification No.)

5021 INDIAN SCHOOL RD., SUITE 100

ALBUQUERQUE, NEW MEXICO  87110

 (Address of principal executive offices)(Zip code)

(505) 255-1999

(Issuer’s telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [ ] NO [X]

REVENUES FOR YEAR ENDED DECEMBER 31, 2006:  $913,000

AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF APRIL 9, 2007, WAS: $ 2,986,257

NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF APRIL 9, 2007:   93,320,544

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format YES [ ] NO [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

Our Business

New Mexico Software, Inc. develops and markets a range of proprietary Internet-based software products for digital asset management.  Our software can assist the customer in the conversion of documents or images into digital media, and the storage, organization, retrieval and search of documents, high-resolution graphic images, video clips and audio recordings.  In addition, we provide related services such as software hosting and maintenance, database management and consulting.  Our address on the World Wide Web is www.nmxs.com.  The information at that web site is not part of our annual report, and we specifically disclaim any liability under federal securities law related there.

Our Products

New Mexico Software develops and markets sophisticated Internet-based document and image management systems for a wide variety of applications.  Every industry shares the need to track, organize and distribute information efficiently and accurately.  Our products bridge the gap between the paper and digital worlds and reduce dependence on paper files.  In addition to organizing and archiving, our products allow a company to control access to and dissemination of its digital files, providing protection of the digital assets.

Our core technology is called the Roswell. Roswell optimizes the movement of information throughout an enterprise, its clients, its suppliers and its partners.  As a core product, it can be integrated into a highly customized enterprise-level system on its own, and it is the central technology in all of our other products.  Roswell offers extensive file management capabilities which allow information to be intelligently organized so that any particular item can be instantly located.  In addition, it allows the customer to track and control the entire flow of information and to create a hierarchy of groups and users with varying levels of access to that information.

Our first product is called XR-EXpress.  It is a secure, web-based software that allows medical providers to store, organize and access patient medical images such as x-rays, EKG’s, MRI’s, CT’s, and ultrasounds.  It instantly delivers images to radiologists over the Internet; the independent radiologist then diagnoses the case and returns the results, cutting the time it takes for a patient to receive a diagnosis.  XR-EXpress is structured and delivered as a hosted model, reducing the customer’s need for technology and capital investment.

DFC3 (Digital Filing Cabinet 3) is our second product.  DFC3 allows the customer to find the right document at the right time, whether it’s an invoice, contract, legal brief, logo or other image.  It easily converts paper documents to digital format, and every word of every document is searchable with Optical Character Recognition and DFC3’s advanced search engine.  The hierarchical security structure allows the customer to determine who has access to what information.  We have diversified the DFC3 product; it now consists of four models of varying price and complexity, ranging from a hosted application to enterprise servers, in order to accommodate a wider variety of customers.  It can be used on Windows, Macintosh or Linux operating systems.

Our third product is the TORC backup server.  This product allows customers to schedule routine backups, and TORC performs these backups automatically, with no further input from the user.  The first backup creates an image of the computer’s entire hard disk, including the operating system, and subsequent backups are incremental.  The backup files are stored on our servers.   Our software is able to locate and restore any or all files to a damaged computer and have it back up and running in minutes.  TORC will be widely marketed, because every office or home with one or more computers can benefit from automated backups to protect data.

Our latest product is DDS-Express.  DDS-Express is an online dental solution including practice management software, clinical charting, online insurance claim filing, referrals and consultations, and secure off-site data backup.  These features are integrated into an online hosted package.  DDS-Express will be marketed to dental offices.

Our Technology

Our technology is one of the keys to our product differentiation.  We engineer our products around a central core of unique Internet technology that makes it possible to rapidly view, distribute and manage a variety of media files such as documents, graphic images, animation sequences, film clips, audio files, x-rays and high-definition media streams.  The value of our core technology, which is found in the Roswell ICMS, is that it provides maximum flexibility in the presentation of digital images to the customer, and integrates general browsing capabilities with specific search capabilities in one product.

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

Most of our products are accessed via the Internet.  This means that the customer needs only a PC with browser capability to be able to use our products.  No additional expensive equipment is required, and training is accomplished smoothly and quickly.  The customer’s data is available 24 hours per day, so that customers can work according to schedules that are convenient to them and be productive at any time.  Additionally, documents and images can be distributed anywhere in the world at any time.  We also create two desktop applications, DFC Client and JAL Client, for direct uploading to DFC and XR-EXpress from the desktop.

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

In general, our programmers and engineers are tasked with adding new features to our products and fixing any problems users might encounter on an ongoing basis. There are risks inherent in software development including unanticipated delays, technical problems that could mean significant deviation from original product specifications, and hardware problems.  In addition, once improvements and bug fixes are deployed there is no assurance that they will work as anticipated or that they will be durable in actual use by customers.

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

Business Strategy

According to an IDC study entitled Worldwide Digital Asset Management Software 2006 – 2010 Forecast, “the digital asset management software market posted double-digit growth in 2005”, and expectations are that there will be “continued strong growth in this market over the forecast period as organizations seek to manage, share, and monetize their rich media assets”.  And, according to a Frost & Sullivan study entitled U.S. Digital Asset Management Systems Markets, “what was once a niche product aimed at specialty markets such as broadcasting, entertainment, and advertising is rapidly moving into the mainstream as businesses realize the need to efficiently manage their growing portfolio of digital assets.”  New Mexico Software believes that the rapid growth in the digital asset management industry is causing intense competition and rapid changes in the market, but also a number of opportunities as well.

Currently, our competition consists of many large and small vendors offering systems that have some features that are comparable to some of our current products.  However, to our knowledge, few if any competitors have all of the features our products offer for the complete management and distribution of both documents and images at a price that is competitive to ours.

One of the challenges of operating in an industry characterized by rapid growth and changes is being able to create a balance between sustaining a consistent vision and business strategy and yet maintaining the flexibility required to adapt to the rapidly changing market conditions.  We believe that our product structure allows us to do that.  Since our core technology is useful to literally any company that manages digital assets and has access to Internet browser functions, it is the backbone of our product framework.  As such, it provides the consistency and stability aspect of the business strategy.  The next generation of our products primarily consists of derivative products, new technological combinations, and enhancements to the core product.  These have the advantage of taking an extraordinarily short time to develop into a marketable product (sometimes in as little as a few months).  This aspect of our product structure provides the flexibility necessary to be able to respond quickly to new market opportunities.

Our main business strategy for the coming year is to take advantage of the current accelerated growth of the digital asset management market.  In order to accomplish this strategy, we will concentrate on expanding our reseller and partner programs in the coming year.  Management believes that taking advantage of the sales capacity of resellers and partners, particularly for the lower-cost range of products and hosting, is the quickest way to effect market penetration, as well as providing a more profitable business model.  At the same time, this model allows us to focus our attention on attracting larger custom projects and facilitating consulting services for more complex systems, making the most effective use of our time and personnel.

One competitive strategy we are using is offering our enterprise-level products as hosted applications.  By hosting our applications, we are able to provide the customer with a customized product that is maintained by us, which eliminates the customer’s need for an information technology staff.  We provide the hardware, connectivity, maintenance, technical support, and automatic backups of the customer’s data.  Now that our core product has been completed, our cycle time (the time required to get a new customer up and running) is greatly reduced.  We are often able to accommodate new customers within days, including training, and even those with complex databases, in a matter of weeks.

In addition, in response to market demand, we have diversified our DFC3 product into four models of varying complexity and price.  We anticipate that the variety of options available with this product will allow us to be responsive to the needs of a broader range of customers with less time and effort on our part.  In general, we believe that our strategy to provide hosted applications coupled with our custom system design capabilities provide us with a diversity of competitive market penetration opportunities.

We believe that establishing and maintaining brand identity of our products and services is critical to attracting new customers and retaining our customer base of large corporations.  The importance of brand recognition will continue to increase as new competitors enter the digital lifecycle management marketplace. In the coming year, we will be emphasizing our product brands in our marketing efforts, rather than our company name, in order to boost the brand recognition of our products.  Promotion and enhancement of our brands will depend largely on our success in continuing to provide high quality service and developing leading-edge products, and this cannot be assured.  If we are unable to provide high quality services, or otherwise fail to promote and maintain our products, or if we incur excessive expenses in an attempt to improve our services, or promote and maintain our products, our business, results of operations, and financial condition could be adversely affected.

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

Marketing and Customers

During the last two years we have concentrated on expanding our customer base for recurring revenues.  Although our XR-Express and DDS-Express products have particular target markets, our other products are useful for any customers that deal with paper or images and have access to the Internet.  As discussed in the Business Strategy section above, Management believes that the most effective way to achieve broad market penetration for our DFC3 and TORC backup systems is to expand our reseller and partner programs.  This approach, coupled with targeted trade shows and direct marketing to XR-Express and DDS-Express customers, as well as to larger customers requiring more complex systems, will be our marketing focus for the coming year.  Overall, we anticipate that our customer base will continue to broaden in the next year, giving more stability, steady growth, and predictability to our revenues.

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

Employees

As of April 9, 2007, we had 14 full-time and one part-time staff, including 6 in systems engineering and quality assurance; 4 in sales and customer support; and 5 in administration.

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

ITEM 3.  LEGAL PROCEEDINGS

We are not engaged in any legal proceedings, and do not know of any threatened litigation or claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter ended December 31, 2006.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our stock has historically been quoted on the OTC Bulletin Board under the symbol "NMXS."  When we merged NMXS.com, Inc. with New Mexico Software on January 1, 2006 our new symbol became “NMXC.”  The table below sets forth, for the periods indicated below, our high and low sales prices.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.  The source of this information is Big Charts.

	Quarter	High	Low
FISCAL YEAR ENDED	First	$0.505	$0.135
DECEMBER 31, 2005	Second	$0.25	$0.134
	Third	$0.16	$0.098
	Fourth	$0.13	$0.098

FISCAL YEAR ENDED	First	$0.24	$0.101
DECEMBER 31, 2006	Second	$0.155	$0.09
	Third	$0.109	$0.055
	Fourth	$0.095	$0.031

FISCAL YEAR ENDED	First	$0.061	$0.036
DECEMBER 31, 2007

Recent Sales of Unregistered Securities

On October 9, 2006, we issued 1,000,000 shares of our common stock to Anthony Jeffries, our legal counsel.  We did not pay and no one acting on his behalf or to our knowledge paid any commissions of other compensation with respect to the sale of any of these shares to Mr. Jeffries.  We made the sale directly to Mr. Jeffries.  We issued the shares to him in payment of legal services during the year ended December 31, 2006.  Mr. Jeffries acknowledged the investment nature of the securities issued, and we believe Mr. Jeffries has such knowledge and experience in business and financial transactions that he was able to understand and evaluate the risks and merits of investment in a high-risk enterprise.  A legend was placed on each certificate, prohibiting public resale of the shares, except in compliance with Rule 144.  We claim exemption from the registration requirement of the Securities Act of 1933, as amended (the “Act”) by reason of Section 4(2) of the Act and the rules and regulations thereunder, on grounds that this sale did not involve a public offering within the meaning of the Act.

On December 27, 2006, we issued 11,060,000 shares of our common stock to Mr. Govatski, one of our directors and our chief executive officer.  We did not pay and no one acting on his behalf or to our knowledge paid any commissions or other compensation with respect to the sale of any of these shares to Mr. Govatski.  We made the sale directly to Mr. Govatski.  We issued the shares to him in replacement of shares that he surrendered in March 2005 in satisfaction of a guaranty of a loan on our behalf.  From his preexisting relationship with us, it is clear he has access to material investment information and financial statements needed by a purchaser to make an informed investment decision.  We believe Mr. Govatski has such knowledge and experience in business and financial transactions that he was able to understand and evaluate the risks and merits of investment in a high-risk enterprise.  A legend was placed on each certificate, prohibiting public resale of the shares, except in compliance with Rule 144.  We claim exemption from the registration requirement of the Securities Act of 1933, as amended (the “Act”) by reason of Section 4(2) of the Act and the rules and regulations thereunder, on grounds that this sale did not involve a public offering within the meaning of the Act.

Beginning in 2001, we issued shares in compensation to employees and consultants pursuant to stock issuance plans and related registration statements on Form S-8.  It has been brought to our attention in connection with out 2006 audit that the number of shares issued under these plans has exceeded the plan amounts and registered amounts, as follows:

Plan Designation	Shares Authorized and Registered	Shares issued
2001 Stock Issuance Plan	4,900,000	5,947,196
2004 Stock Issuance Plan	3,000,000	3,074,143
2005 Stock Issuance Plan	5,000,000	9,603,733
2006 Stock Issuance Plan	15,000,000	17,361,419

An aggregate of 8,086,491 were issued in excess of the number of shares authorized and registered.  We believed we were issuing these shares in reliance upon the related S-8 registration statement and did not require a restrictive legend.  Notwithstanding the fact that we may have been able to rely in all cases on an exemption from registration had a restrictive legend been applied to the share certificates, including but not limited to Rule 701, we believe that most of the recipients of the shares have resold the shares into the public market before one year after the issue date and, not knowing the shares were in fact restricted securities, they did so without compliance with the Form 144 filing requirement and the other applicable requirements of Rule 144.  We are notifying those persons who received the shares in excess of the plan and registered amounts that the shares are restricted securities and that compliance with Rule 144 is required with respect to any shares that remain unsold.  We did not pay any commissions or other compensation in connection with the issuances of these shares, which may be deemed to have been made by our officers on our behalf to persons with whom we had a previously existing relationship, all of whom were acquainted with us, our business, our financial condition and our prospects.  While we believed our compliance with the number of shares authorized under each of the respective plans was being monitored by our transfer agent, we have learned that this was not the case.  We have instituted procedures to assure that over issuances do not occur in the future.

Shareholders

As of April 9, 2007, there were 342 holders of record of our common shares.

Dividends

We did not declare any cash dividends on our common stock during the year ended December 31, 2006.  We have no plans to pay any dividends to the holders of our common stock in 2007.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-KSB.

OVERVIEW

We presently realize revenues from four primary sources:  (i) software sales and license fees; (ii) software hosting and maintenance services; (iii) custom programming; and (iv) XR-Express usage fees.  We also occasionally realize revenues from scanning services, hardware sales when the hardware is sold together with the software, and occasionally from other services.  With each sale of our enterprise-level products, the end user enters into a license agreement for which an initial license fee is paid.  The license agreement also provides that in order to continue the license, the licensee must pay an annual software maintenance fee for which the party receives access to product upgrades and bug fixes or product patches.  Software maintenance consists primarily of hosting and managing our customers’ data on our servers, as well as technical support programs for our products.

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

In general, our key indicator of operating progress is gross revenue.  For the years ending December 2006 and 2005, personnel-related expenses have accounted for approximately 60% of our total operating expenses, with fixed costs such as building and equipment rent, utilities, insurance, communications and depreciation accounting for an additional 10%.  The only personnel-related costs that are directly variable with sales are those associated with custom programming, because they are directly billable.  This means that over 70% of our expenses are relatively fixed.  All of the remaining expenses vary, but less than 5% varies directly with sales.   Until we have been marketing our products consistently for a certain period of time, gross revenue will remain the best gauge of our progress.

During the year ended 2006, our focus was on increasing our monthly recurring revenues, rather than relying on large one-time software sales.  This means that our revenues have temporarily decreased since we had no large software sales this year.  However, our monthly recurring revenues increased from approximately $28,000 per month at December 2005 to approximately $61,000 per month at December 2006.  We expect this growth to continue during 2007, although there is no guarantee that it will continue at the same rate.  During 2007, we will also be focusing our attention on reducing our general and administrative expenses by concentrating on allocating our resources where they provide the most value.  We anticipate that the combination of efforts in growing our recurring revenues and reducing our administrative expenses will help us meet our goal of becoming profitable by the end of 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported.  A summary of our significant accounting policies is detailed in the notes to the financial statements, which are an integral component of this filing.

Revenue Recognition

Our software recognition policies are in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, Software Revenue Recognition as amended.  Revenue is recognized when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred, (c) the fee is fixed or determinable, and (d) collectibility is probable.  We follow the guidance in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require us to provide significant production, customization or modification to our core software.  Revenue is generally recognized for such arrangements under the percentage of completion method.  Amounts collected prior to satisfying the above revenue recognition criteria are included in deferred revenue.

We follow the guidance provided by SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements and SAB No. 104 Revenue Recognition which provide guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.

Income Taxes

Management evaluates the probability of the utilization of the deferred income tax assets.  We have estimated a $5,228,000 deferred income tax asset at December 31, 2006, related primarily to net operating loss carryforwards at December 31, 2006.  Management determined that because we have not yet generated taxable income it was not appropriate to recognize a deferred income tax asset related to the net operating loss carryforward.  Therefore, the fully deferred income tax asset is offset by an equal valuation allowance.  If we begin to generate taxable income, we may determine that some, if not all of the deferred income tax asset may be recognized.  Recognition of the asset could increase after tax income in the future.  Management is required to make judgments and estimates related to the timing and utilization of net operating loss carryforwards, utilization of other deferred income tax assets, applicable tax rates and feasible tax planning strategies.

Stock Based Compensation

We grant stock awards and stock options to employees and non-employees as consideration for services.  Management believes that the best indicator of value for stock awards is the trading value of the shares of stock on the date the Company enters into the agreements.  For non-employees, that date is generally the date on which the company is committed to such an agreement.  At times the Company may grant stock as payment for accrued but unpaid payroll.  In these cases, the Company values the shares at the trading price on the date they are granted and reduces the payroll accrual by the same amount.  We have elected to apply the intrinsic value method prescribed in SFAS 123(R) for stock options granted to employees.  For options granted to non-employees, we estimate the value of those awards using the Black-Scholes option pricing model.

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

See Note B to the Company’s Consolidated Financial Statements for a full discussion of the Company’s critical accounting policies and estimates.

RESULTS OF OPERATIONS

A summary of operating results for the twelve months ended December 31, 2006 and 2005 is as follows:

	2006		2005
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenues	$913,000	100.0%	$1,399,000	100.0%
Cost of service	467,000	51.0%	583,000	41.7%

Gross profit	446,000	49.0%	816,000	58.3%

General & administrative	2,906,000	318.5%	1,348,000	96.4%
Research & development	195,000	21.4%	215,000	15.4%
Bad Debt Expense	23,000	2.5%	61,000	4.3%

Net operating (loss)	(2,678,000)	(293.4)%	(808,000)	(63.6)%

Other income (expense)	(45,000)	(4.8)%	(240,000)	(11.3)%

Net income (loss)	(2,723,000)	(298.2)%	(1,048,000)	(74.9)%

Earnings (loss) per share	$ (0.04)		$ (0.03)

Revenues:  Total revenues decreased 34.7%, or $486,000, for the year ended December 31, 2006, as compared to the same period in the prior year (the “comparable prior year period”).  These revenues were primarily generated from the following four revenue streams:

1.  Revenues generated by software sales and licenses decreased 79%, or $426,000 for the year ended December 31, 2006, as compared to the comparable prior year period.  This decrease was mostly attributable to several large software sales during 2005 as compared with none in 2006.  Since software based on our Roswell ICMS technology is a highly customized enterprise-level system, its sales are characterized by a small number of contracts with much higher revenues than our other products.  As a result, its sales growth will most likely be inconsistent from one year to the next.  We anticipate that sales of our DFC3 Model 100 appliances will begin to provide more consistent revenue in this category during 2007.

2.  Revenues from software hosting and maintenance increased 12% or $49,000 for the year 2006 as compared to the comparable prior year period.  Revenue from hosting and maintenance for our products marketed prior to DFC3 and XR-Express decreased approximately $57,000 during 2006 as compared to 2005, while revenue from hosting our DFC3 and XR-Express products increased $106,000 during 2006 as compared to 2005.  These changes reflect a gradual shift in our customer base from our older products to our newer ones.  Overall, we have doubled our customer base for recurring monthly revenues during 2006.   Software maintenance consists mainly of hosting and managing our customers’ data on our systems, and to a lesser extent includes technical support programs associated with our products.  Based on the market response to our DFC3 and XR-Express products during 2006, and with the addition of the TORC backup system and the DDS-Express dental management system in 2007, management anticipates that revenues from software hosting and maintenance will continue to increase in the coming year, although it is not possible to predict the rate of increase until we have been actively marketing the products for some time.

3.  Custom programming revenue decreased 82%, or $227,000 for the year ended December 31, 2006, as compared to the comparable prior year period.  This increase was primarily due to the fact that we recognized revenue on two custom programming contracts during 2005, and we had no major custom programming contracts during 2006.  Our Roswell ICMS technology is only available as a highly customized enterprise-level product, and our DFC3 Models 300 and 400 are customizable products.  In addition, approximately 10% of the customers that purchase our other products will require customization, and we continue to offer this service.  As discussed in the Business Strategy and Marketing sections above, we will be concentrating on attracting customers seeking more complex systems that require custom programming and other services in the coming year.  Based on this strategy, coupled with the history of this revenue category, we anticipate that custom programming projects associated with new product purchases will continue to provide revenues in this category, although there is no assurance they will remain at this level.  We also continue to offer programming services for customer database integration, and for other projects for our existing customers.

4.  XR-Express report fees increased $188,000 (over 2,000%) for the year ended December 31, 2006, as compared to the comparable prior year period.  This increase is due to the addition of new XR-Express customers during 2006.  Although we began marketing XR-EXpress during the first quarter of 2005, there were almost no revenues from report fees until the fourth quarter of 2005.  We expect further increases in this revenue category for 2007, but it is not possible to predict the rate of increase until we have been actively marketing the products for some time.

We also generated revenue from scanning services, hardware sales, and other services.  Our long-term scanning project with a major movie studio was completed near the end of 2005; we had one major scanning project in the second half of 2006 that has been extended into 2007.  Although we still offer scanning, we are not emphasizing this service, so we do not anticipate any major projects in the future.  All hardware sales were associated with sales of our XR-EXpress and DFC3 software.  Although we have not emphasized hardware sales in the past, we expect that the diversification of our DFC3 product into various appliance models will result in increased hardware revenues during 2007.  It will not be possible to predict the impact of these sales on hardware revenues until we have been actively marketing the products for some time.

Cost of Services.  Cost of services decreased 19.9%, or $116,000 for the year ended December 31, 2006, as compared to the comparable prior year period.  This decrease is a combination of a decrease in personnel costs relative to 2005 (approximately $125,000) and a net increase in costs for hardware and shipping related to our DFC3 and XR-Express products (approximately $17,000).  During 2006, approximately 80% of our cost of sales consisted of salaries, contract services and other personnel-related expenses for our engineering staff.  We consider these expenses to be directly associated with our ability to generate revenues, however, they do not vary with revenues in that much of those costs are fixed.  As a result, the gross margin percent will vary as sales vary.

For the year ended December 31, 2006, cost of services as a percentage of revenues was 51.0%, as compared with 41.7% for the comparable prior year period.  Although we experienced several large software sales in 2005 that were not repeated in 2006, our customer base actually increased during 2006.  This means that the personnel necessary to provide high-quality customer service remained constant; as a result, our cost of service did not decrease at the same rate as revenues.  Management anticipates that as revenues increase in the coming year, the cost of goods and services required to support those revenues will continue to increase, and engineering salaries will also increase as we hire additional staff to support a greater number of products and customers.  However, we expect that revenues will increase at a greater rate than cost of services, since most of our costs are relatively fixed.

General and Administrative.  General and administrative expenses increased 115.6%, or $1,558,000 for the year ended December 31, 2006, as compared to the comparable prior year period.  Although we have streamlined the majority of our administrative expenses during the last several years, our marketing and consulting expenses increased considerably during 2006.  We terminated three consulting agreements at the end of 2006 and wrote off the remaining balances of those contracts, resulting in a charge to expense of $269,000 in December.  Overall, general and administrative expenses increased approximately $565,000 during 2006 as a result of these consulting contracts.  We expect consulting expenses to be nominal in 2007.  Management also used approximately $215,000 in prepaid advertising credits during 2006, and at the end of the year concluded that we were not seeing value from the ads in terms of increased sales leads.  We therefore wrote off the remainder of the ads in December, resulting in a $385,000 charge to expense.  Advertising expenses overall increased approximately $556,000 during 2006.  We also expect advertising expenses to be nominal during 2007.

For the year ended December 31, 2006, general and administrative expenses as a percentage of revenues was 318.5%, as compared with 96.4% for the comparable prior year period.  This change is a result of the combination of reduced revenues and increased general and administrative expenses during 2006.  We anticipate that the ratio of general and administrative costs to revenues will decrease in the future because revenues will increase at a greater rate than general and administrative costs, but until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

Research and Development.  Research and development expenses decreased 9.3%, or $20,000 for the year ended December 31, 2006, as compared to the comparable prior year period.  This decrease is entirely due to reduction in staffing costs as we continue to shift our focus toward marketing and supporting our completed products.

During 2006, over 90% of our research and development costs are directly associated with staffing.  In the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software that require modification.  Management anticipates that research and development costs in the future will focus both on the upgrading of our existing products and the continued development of new products using our core technology; therefore they will remain relatively steady during the coming year.

Bad Debt.  Bad debt expense decreased 62.3%, or $38,000 for the year ended December 31, 2006, as compared to the comparable prior year period.  This decrease is due to improved communications with our customers and more targeted collections efforts.

Other Income.  Interest expense decreased 81.3%, or $195,000 for the year ended December 31, 2006, as compared to the comparable prior year period.  This decrease was due to the payment during 2006 of a substantial portion both of our IRS obligation and our long-term debt, resulting in significantly reduced interest charges.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, cash and cash equivalents totaled $21,000, representing a $136,000 decrease from the beginning of the period.  The decrease in available cash was due to a combination of several factors during the year:

Operating activities used $342,000 of cash for the year ended December 31, 2006, as compared to $343,000 for the comparable prior year period, a decrease of $1,000.  Although the total cash used for operating activities was similar for the two years, the uses of cash differed in several areas.  Stock and options issued for salaries and services was approximately $884,000 in 2005 as compared with $2,246,000 in 2006.  The primary reasons for this increase are the issuance of stock for several consulting contracts during 2006 and options issued to the Directors at the end of 2005.

Prepaid expenses represented a use of $448,000 during 2005 and a source of $587,000 during 2006.  In 2005 we sold software in return for advertising credits rather than cash, resulting in a net use of cash.  In 2006 we used the advertising credits; since this was a cashless expense it resulted in a net source of cash.  Finally, in 2006 our accrued expenses represented a use of $315,000.  This use of cash primarily corresponded to the payment of our past-due tax obligation during 2006.

Investing activities used $67,000 for the year ended December 31, 2006, as compared to $26,000 for the comparable prior year period.  The increase in the cash used for investing activities for the current period was due to the purchase of equipment to provide additional data facilities and security for our customers.

Financing activities provided $273,000 in cash for the year ended December 31, 2006, as compared to $526,000 for the comparable prior year period.  This decrease was entirely due to a decrease in the issuance of common stock for cash during the year ended 2006.  During the year we issued approximately 3,326,591 shares of common stock for gross proceeds of approximately $323,000.

During the year ended December 31, 2006, we had two barter transactions totaling $600,000 for the sale of software to Forbes.com in return for advertising credits.  These transactions are in addition to $135,000 of advertising remaining from a prior barter transaction, which was used during the fourth quarter of 2006.  We used approximately $215,000 of advertising credits during 2006.  After evaluation, Management determined that the ads were not providing the value we anticipated in terms of sales leads, and the remaining $385,000 of advertising credits was charged to expense in December 2006.

During January 2001, we borrowed $300,000 from Los Alamos National Bank (LANB) which was originally due on July 24, 2002.  The outstanding principal amount due at that date was $300,000, plus interest of $10,545.  We negotiated a three month extension on the repayment of the outstanding balance of the line of credit by reducing the principal amount of the debt with the payment of $50,000 and the payment of the interest due on July 24, 2002.  Management has continued to negotiate extensions by paying a portion of the principal and all accumulated interest owed at the due dates.  The outstanding principal balance was approximately $39,000 at December 31, 2006.  Our inability to retire this debt, negotiate an extension of the payment amount and/or date, or obtain an alternative loan would likely have a material negative impact on our business, and could impair our ability to continue operations if the bank foreclosed on the note.  However, the bank has continued to extend the note six months at a time, providing we pay an agreed-upon amount of principal and interest at the time of the extension.  We believe that LANB will continue to work with us in this manner.   We expect to pay the remainder of this balance during 2007.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space.

At December 31, 2006 we had a working capital deficit of $130,000 as opposed to a working capital deficit of $57,000 at the end of 2005.  This reduction is primarily due to the write-off of the remaining advertising credits during 2006.  We have incurred operating losses and negative cash flows for the past two fiscal years that have been funded through the issuance of additional equity securities.  Approximately 27% of our cash flow for 2006 was funded by the sale of equity securities during the year, as compared to 43% for the prior year.  Our monthly recurring revenues increased from $28,000 per month to $61,000 per month during 2006, and we expect our marketing programs and new products will continue to positively impact revenues during 2007.  We may also continue to sell equity securities and incur debt as needed to meet our operating needs during 2007.  In addition, we may continue to issue equity compensation to employees and outside consultants to meet payroll and pay for needed legal and other services.

We anticipate that our primary uses of cash in the next year will be allocated to finish satisfying delinquent obligations and for general operating purposes.  Based on cash flow projections, our cash requirements for the next twelve months will continue to be approximately $1,200,000 - $1,500,000.  Our goal during 2006 was to be funding our operating requirements entirely from revenues by the end of the year, and although we did not achieve that goal, we made substantial progress toward it.  We are currently generating cash flow from recurring revenues of approximately $70,000 per month, and this amount has increased steadily since the beginning of 2006.  This level of cash flow will allow us to meet current obligations and maintain our current level of operations as long as we continue to issue equity compensation to employees and consultants.  Our goal for 2007 is to generate the cash flow necessary to fund all operating expenses as well as expected growth in the near future and to become profitable by the end of the year.  We expect the upward trend in recurring revenues to continue in 2007, although it is not possible to predict the rate of increase until our new products have been established in the market for a reasonable period of time.

As noted under Item 5, "Recent Sales of Unregistered Securities", we issued an aggregate of 8,086,491, beginning in 2001 and ending in 2006, in excess of the number of shares we had registered on Form S-8 to issue as compensation to employees and consultants.  Notwithstanding the fact that these shares were not registered, they were issued as if they were registered without a restrictive legend and other precautions typically applied in unregistered offerings exempt from registration and have in most cases probably been resold into the public market.  Accordingly, most of the shares have probably been issued and resold in violation of the registration requirements of the Securities Act of 1933.  We have notified the U.S. Securities and Exchange Commission regarding these probable violations; but we are not able to predict what action, if any, the Commission may take.  Such action could include among other things, administrative proceedings or civil court proceedings and, if taken, could result in consent order, fines and penalties which impact our future financial condition and restrict our ability to rely on exemptions from registration in the future sale of securities which have been essential in supporting our operations in the past.

ITEM 7. FINANCIAL STATEMENTS

AUDITOR’S REPORT AND FINANCIAL STATEMENTS AND FOOTNOTES BEGIN ON THE NEXT PAGE

New Mexico Software, Inc.

Consolidated Balance Sheets

(Rounded to the nearest thousand)

	December 31,
	2006	2005
Assets

Current assets:
Cash and equivalents	$21,000	$157,000
Accounts receivable, net	166,000	151,000
Inventory	24,000	50,000
Prepaid expenses and other assets	21,000	607,000
Total current assets	232,000	965,000

Furniture, equipment and improvements, net	103,000	71,000
Security deposits	4,000	13,000

Total Assets	$339,000	$1,049,000

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$106,000	$152,000
Legal settlements payable	-	150,000
Accrued expenses	122,000	437,000
Deferred revenue	62,000	77,000
Stock subscriptions payable	21,000	105,000
Notes payable	51,000	101,000
Total current liabilities	362,000	1,022,000

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 500,000 shares
authorized, 0 and 75 shares issued and outstanding
as of 12/31/06 and 12/31/05, respectively	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 87,760,322 and 50,916,041 shares issued and
outstanding as of 12/31/06 and 12/31/05, respectively	88,000	51,000
Additional paid-in capital	13,497,000	10,994,000
Deferred compensation paid with stock	(186,000)	(319,000)
Accumulated deficit	(13,422,000)	(10,699,000)
Total stockholders' equity (deficit)	(23,000)	27,000

Total Liabilities and Stockholders' Equity (Deficit)	$339,000	$1,049,000

New Mexico Software, Inc.

Consolidated Statements of Operations

(Rounded to the nearest thousand)

	For the year ended
	December 31,
	2006	2005
Revenues
Software sales and licenses	$113,000	$539,000
Software hosting and maintenance	458,000	410,000
Custom programming	50,000	277,000
XR-EXpress report fees	196,000	8,000
Scanning services	16,000	114,000
Hardware sales	78,000	48,000
Other	2,000	3,000
	913,000	1,399,000

Cost of services	467,000	583,000

Gross profit	446,000	816,000

Operating costs and expenses:
General and administrative	2,875,000	1,308,000
Depreciation and amortization	31,000	40,000
Research and development	195,000	215,000
Bad debt	23,000	61,000
Total operating costs and expenses	3,124,000	1,624,000

Net operating loss	(2,678,000)	(808,000)

Other income (expense):
Interest (expense)	(45,000)	(158,000)
Legal settlement	-	(82,000)
Total other income (expense)	(45,000)	(240,000)

Net loss	$(2,723,000)	$(1,048,000)

Loss per share - basic	$(0.04)	$(0.03)

Weighted average number of common
shares outstanding - basic	63,424,938	40,539,127

New Mexico Software, Inc.

Consolidated Statements of Cash Flows

(Rounded to the nearest thousand)

	For the year ended
	December 31,
	2006	2005
Cash flows from operating activities
Net loss	$(2,723,000)	$(1,048,000)
Adjustments to reconcile net (loss) to
net cash used by operating activities:
Common stock issued for salaries	732,000	572,000
Common stock issued for services	1,183,000	312,000
Common stock issued for interest	20,000	6,000
Stock options issued for salaries	331,000	-
Depreciation and amortization	31,000	40,000
Depreciation and amortization allocated to cost of goods sold	5,000	-
Changes in operating assets and liabilities:
Accounts receivable	(16,000)	282,000
Inventory	26,000	(43,000)
Prepaid expenses and other assets	587,000	(583,000)
Security deposits	8,000	-
Accounts payable	(46,000)	41,000
Legal settlements payable	(150,000)	82,000
Accrued expenses	(315,000)	5,000
Deferred revenue	(15,000)	(9,000)
Net cash used by operating activities	(342,000)	(343,000)
Cash flows from investing activities
Acquisition of fixed assets	(67,000)	(26,000)
Net cash used by investing activities	(67,000)	(26,000)
Cash flows from financing activities
Repayment of note payable	(50,000)	(50,000)
Net proceeds from the issuance of common stock	323,000	523,000
Net proceeds from warrants/options exercised	-	53,000
Net cash provided by financing activities	273,000	526,000
Net increase (decrease) in cash equivalents	(136,000)	157,000
Cash equivalents - beginning	157,000	-
Cash equivalents - ending	$21,000	$157,000
Supplemental disclosures:
Interest paid	$32,000	$36,000
Supplemental schedule of noncash operating and investing activities:
Inventory converted to fixed asset	$15,000	$-
Extinguishment of note payable obligation by
conversion to common stock	$-	$25,000
Note payable converted to legal settlement liability	$-	$50,000
Extinguishment of note payable through
foreclosure of collateral (common stock)	$-	$75,000
Common stock issued for subscriptions payable	$84,000	$-

New Mexico Software, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

(Rounded to the nearest thousand)

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	(Deficit)	Equity (Deficit)

Balance, December 31, 2004	135	$-	32,834,458	$33,000	$9,279,000	$(161,000)	$(9,651,000)	$(500,000)

Issuance of common stock	-	-
for services			558,660	1,000	61,000	-	-	62,000

Issuance of common stock
for services to be rendered	-	-	4,405,000	4,000	404,000	(408,000)	-	-

Issuance of common stock for cash	-	-	6,546,939	7,000	600,000	-	-	607,000

Issuance of common stock
for exercise of warrants/options	-	-	720,517	1,000	52,000	-	-	53,000

Issuance of common stock
for conversion of preferred
convertible stock	(60)	-	912,108	1,000	(1,000)	-	-	-

Issuance of common stock
for repayment of note plus interest	-	-	270,517	-	31,000	-	-	31,000

Issuance of common stock
for salaries	-	-	4,867,842	5,000	567,000	-	-	572,000

Compensation earned	-	-	-	-	-	250,000	-	250,000

Net (loss)
For the year ended
December 31, 2005	-	-	-	-	-	-	(1,048,000)	(1,048,000)

Balance, December 31, 2005	75	-	51,116,041	52,000	10,993,000	(319,000)	(10,699,000)	27,000

Issuance of common stock
for services	-	-	11,812,528	12,000	752,000	-	-	764,000

Issuance of common stock
for services to be rendered	-	-	1,100,000	1,000	98,000	(99,000)	-	-

New Mexico Software, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

(Rounded to the nearest thousand)

-CONTINUED-

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	(Deficit)	Equity (Deficit)
Issuance of common stock
for cash	-	-	3,326,591	3,000	320,000	-	-	323,000

Issuance of common stock
for conversion of preferred
convertible stock	(75)	-	1,428,571	1,000	(1,000)	-	-	-

Issuance of common stock
for repayment of shares foreclosed
plus interest of $20,000	-	-	3,360,000	3,000	101,000	-	-	104,000

Issuance of common stock
for salaries	-	-	13,587,468	14,000	718,000	-	-	732,000

Issuance of common stock
for salaries to be earned	-	-	2,029,123	2,000	61,000	(63,000)	-	-

Issuance of stock options
for salaries	-	-	-	-	331,000	-	-	331,000

Issuance of stock options
for salaries to be earned	-	-	-	-	124,000	(124,000)	-	-

Compensation earned	-	-	-	-	-	150,000	-	150,000

Termination of consulting agreement resulting in expense of deferred compensation	-	-	-	-	-	269,000	-	269,000

Net (loss)
For the year ended
December 31, 2006	-	-	-	-	-	-	(2,723,000)	(2,723,000)

Balance, December 31, 2006	-	$-	87,760,322	$88,000	$13,497,000	$(186,000)	$(13,422,000)	$(23,000)

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE A - ORGANIZATION AND OPERATIONS

[1] Description of business and history

New Mexico Software, Inc., a Nevada corporation, (the Company), develops and markets proprietary Internet technology-based software for the management of digital high-resolution graphic images, documents, video clips and audio recordings. The Company believes that its software has applications for any industry that has the need to track, organize and distribute information in a digital format efficiently and accurately.

New Mexico Software, Inc., was originally incorporated under the laws of the state of New Mexico in April 1996.  The privately held company was involved in a reverse merger with Raddatz Exploration, Inc. on August 3, 1999, and the corporate name was changed to NMXS.com, Inc., with New Mexico Software, Inc. becoming a wholly-owned subsidiary.  NMXS.com, Inc. went public at that time.

During April 2000, the Company purchased 100% of the capital stock of Working Knowledge, Inc. (“WKI”), a Kansas corporation located in California, for a total price of $152,000. The business combination has been accounted for using the purchase method. Tangible assets purchased were of nominal value. WKI provided services that were necessary to prepare, enter, and maintain the customer's data on the Company's digital asset management system. The Company recorded goodwill of $150,000 in connection with the acquisition, but was written off in 2004.

On January 1, 2006, the Company merged New Mexico Software, Inc. with NMXS.com, Inc.  The new company was New Mexico Software, Inc., with Working Knowledge, Inc. its wholly-owned subsidiary.  At the same time, the company registration for New Mexico Software, Inc. was transferred to Nevada.

[2] Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $13,422,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All material inter-company accounts and transactions have been eliminated.

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

New Mexico Software, Inc.

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

The Company follows the guidance in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with paragraphs 85 – 91 of SOP 97-2.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At December 31, 2006 and December 31, 2005, there were no custom software development arrangements in progress.

From time to time, the Company has effected sales of its enterprise-level software in return for barter credits for advertising.  The software was valued at the same price it would have been valued if it had been sold for cash.  The revenue was recognized when the software was transferred to the customer, along with a corresponding receivable for the barter credits.  The advertising expense is recognized as the ads are placed.  The value of any remaining barter credits is reviewed at the end of each fiscal year for possible impairment, and any such impairment loss is recorded at that time.   During the fiscal years ended December 31, 2006 and 2005, the Company recognized $0 and $600,000 in revenue from barter transactions.  At December 31, 2006, the Company had $0 in prepaid barter credits.

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

New Mexico Software, Inc.

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

[3] Cash and cash equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At December 31, 2006, the Company had approximately $0 in cash and equivalents that exceeded federally insured limits.

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

The Company also estimates an allowance for doubtful accounts, which amounted to $25,000 and $15,000 at December 31, 2006 and 2005, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, for the years ended December 31, 2006 and 2005 totaled $23,000 and $61,000, respectively.

New Mexico Software, Inc.

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

[8] Per share data:

The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock.  All potentially dilutive securities have been excluded from the computations since they would be antidilutive, however, these dilutive securities could potentially dilute earnings per share in the future. Options and warrants exercisable for 7,806,545 and 5,041,045 shares of common stock have been excluded from the diluted loss per share calculation for the years ended December 31, 2006 and 2005 respectively, because inclusion of such would be antidilutive.

[9] Research and development expenses:

Costs of research and development activities are expensed as incurred.

[10] Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $611,000 and $161,000 for the years ended December 31, 2006 and 2005, respectively.

New Mexico Software, Inc.

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

[12] Stock-based compensation:

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company provides newly issued shares to satisfy stock option exercises.  There were 12,000,000 and 5,000,000 option awards granted to employees and directors in the years ended December 31, 2006 and 2005.  Of the 5,000,000 option awards granted in 2005, 4,500,000 were cancelled in 2006.  During the year ended December 31, 2006, the Company recorded $269,000 in expense related to option grants to employees and directors.

The following table summarizes the pro forma operating results of the Company for December 31, 2006 and 2005 had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

	2006	2005
Net income– as reported	$ (2,723,000)	$ (1,048,000)
Pro forma effects of stock-based compensation	0	(16,000)
Net (loss) – pro forma	$ (2,723,000)	$ (1,064,000)

(Loss) per share – as reported	$ (0.04)	$ (0.03)
Pro forma effects of stock-based compensation	-	-
(Loss) per share – pro forma	$ (0.04)	$ (0.03)

As of December 31, 2006, the Company has reserved 1,000,000 shares of its common stock for issuance upon exercise of stock options and warrants.

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[13] Software development:

The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs. Technological feasibility is generally achieved upon satisfactory beta test results. Upon achieving technological feasibility, programming costs are capitalized and amortized over the economic useful live which is estimated to be two years. There were no capitalized software development costs as of December 31, 2006 and 2005.

[14] Fair value of financial instruments

Financial accounting standards Statement No. 107, “Disclosure About Fair Value of Financial Instruments”, requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

[15] Recent pronouncements:

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Management believes the adoption of this pronouncement will not have a material effect on our financial statements.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company has not evaluated the impact of this pronouncement its financial statements.

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[15] Recent pronouncements (continued):

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment to FASB Statement No. 140.” The new standard requires recognition of servicing assets in connection with any obligation to service a financial asset arising from 1) a servicing contract entered into as part of a transfer of assets meeting the requirements for sale accounting, 2) the transfer of assets to a special purpose entity in a guaranteed mortgage securitization where the transferor retains a controlling interest in the securitized asset, or 3) an acquisition or assumption of obligations to service financial assets not related to the servicer or its consolidated affiliates. The servicing assets and liabilities must be measured at fair value initially, if practicable, and the assets or liabilities must either be amortized or recorded at fair value at each reporting date. The statement allows a one-time reclassification for entities with servicing rights and subsequently requires separate presentation of servicing assets and liabilities at fair value in the statement of financial position. This statement is effective for the first fiscal year beginning after September 15, 2006, with earlier adoption permitted.  The Company does not expect this implementation to have a material effect on our consolidated financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[15] Recent pronouncements (continued):

FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment on an investment is other-than-temporary and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of other-than-temporary impairments on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date.

The FSP also required that an investor recognize other-than-temporary impairment losses when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this statement will not have a material impact on our consolidated financial statements.

FASB Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill. While the Company analysis of the impact of adopting Interpretation 48 is not yet complete, it do not currently anticipate it will have a material impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”),which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 in the fourth quarter of 2006 with no impact on its consolidated financial statements.

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[15] Recent pronouncements (continued):

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The company is analyzing the potential accounting treatment.

NOTE C - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of December 31, 2006 and 2005 consisted of the following:

	2006	2005
Computers	$ 373,000	$ 322,000
Furniture, fixtures and equipment	121,000	113,000
Automobiles	38,000	38,000
Leasehold improvements	20,000	11,000
	552,000	484,000
Accumulated depreciation	(449,000)	(413,000)
	$ 103,000	$ 71,000

NOTE D - NOTE PAYABLE

During January 2001, the Company borrowed $300,000. The loan is collateralized by substantially all of the Company's assets and personally guaranteed by an officer of the Company. The note was renewed with a due date of July 24, 2002 at a current interest rate of 7%. On July 24, 2002, the Company paid $50,000 of principal and $10,525 of interest. The remaining $250,000 of principal was extended to October 24, 2002 at a current interest rate of 7%. On October 24, 2002 the Company paid $25,000 of principal and $4,555 of interest. The remaining $225,000 of principal was extended until April 24, 2003 at a current interest rate of 7%.  On April 24, 2003, the Company paid $12,000 of principal and $12,768 of interest.  The remaining $213,000 of principal was extended until October 15, 2003 at a current interest rate of 7%.  On October 20, 2003, the Company paid $25,000 in principal and $7,500 in interest and extended the note to April 23, 2004.  On March 27, 2004, the Company received a notice from the bank to extend the note to October 15, 2004 upon payment of an additional $25,000 of principal and approximately $6,000 of accrued interest.  On October 8, 2004, the Company paid $25,000 of principal and $6,000 of interest.  The remaining $138,000 was extended until April 15, 2005.  In May 2005, the Company paid $25,000 of principal and $5,000 of interest.  The remaining $114,000 was extended until October 15, 2005.  In October 2005, the Company paid $25,000 in principal and $5,000 in interest.  The remaining $88,000 was extended until April 15, 2006.  In April 2006, the Company paid $25,000 in principal and $3,000 in interest, and the remaining $63,000 was extended until October 15, 2006.  In November 2006, the Company paid $24,000 in principal and $3,000 in interest, and the remaining $39,000 was extended until April 15, 2007 with a current interest rate of 9.25%.  As of December 31, 2006, the Company had a balance due of $39,000 plus accrued interest of approximately $400.

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE D - NOTE PAYABLE (CONTINUED)

In April 2002, the Company borrowed $12,500.  The loan is due on demand and bears no interest.  As of December 31, 2006, the Company had a balance due of $12,500.

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

During the year ended December 31, 2006, the Company issued 1,428,571 shares of its $0.001 par value common stock which were related to the conversion of 75 shares of convertible preferred stock.

At December 31, 2006, there are no convertible preferred shares outstanding.

Common stock:

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

New Mexico Software, Inc.

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

The Company issued a total of 270,517 shares of the Company’s $0.001 par value common stock in repayment of notes and interest in the amount of $31,000.

During the year ended December 31, 2006, the Company effected the following stock transactions:

The Company issued a total of 1,100,000 shares of its $0.001 par value common stock to Brian McGowan as part of a seven year consulting agreement in the amount of $99,000.  The entire amount is considered deferred compensation.  During the year ended December 31, 2006, $150,000 of the compensation was earned.  As of December 31, 2006, the contract was terminated, and the remaining balance of $269,000 of deferred compensation was expensed.

The Company issued a total of 15,616,591 shares of the Company’s $0.001 par value common stock to employees in lieu of salary, which was valued at $669,000, net of deferred compensation of $63,000.

The Company issued a total of 11,812,528 shares the Company’s $0.001 par value common stock to outside contractors in exchange for services rendered of $764,000.

The Company issued a total of 1,428,571 shares of the Company’s $0.001 par value common stock which were related to the conversion of 75 shares of Series A convertible preferred stock.

The Company issued a total of 3,326,591 shares of the Company’s $0.001 par value common stock in exchange for cash of $323,000.

The Company issued a total of 3,360,000 shares the Company’s $0.001 par value common stock in reimbursement of shares relinquished in payment of a note and interest in the amount of $104,000.

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE E – CAPITAL TRANSACTIONS (CONTINUED)

Warrants:

During the year ended December 31, 2005 there were 110,000 warrants issued and 520,517 warrants exercised.  The warrants were issued to an investor for his efforts in bringing in more investors.  The warrants were valued at $14,000 using the Black-Scholes option pricing model using the following assumptions:  term of 3 years, risk free interest rates ranging from 4.0% to 4.5%, a dividend yield of 0% and volatility rates ranging from 160% to 168%.

During the year ended December 31, 2006 there were 2,700,000 warrants issued and no warrants exercised.  The warrants were issued to an investor for his efforts in bringing in more investors.  The warrants were valued at $66,000 using the Black-Scholes option pricing model using the following assumptions:  term of 5 years, risk free interest rates ranging from 3.75% to 4.0%, a dividend yield of 0% and volatility rates ranging from 150% to 158%.

The following is a summary of warrants outstanding as of December 31, 2006:

Number of Warrants	Exercise Price	Expiration Date
1,161,545	$0.21	July 24, 2009
110,000	$0.25	July 24, 2008
700,000	$0.15	June 29, 2011
2,000,000	$0.03	October 17, 2011

All warrants outstanding as of December 31, 2006 and 2005 are exercisable.

Stock options:

Stock options employees and directors – During the year ended December 31, 2006 and 2005, the Company granted stock options to employees and directors totaling 12,000,000 and 5,000,000 shares of its common stock with a weighted average strike price of $0.03 and $0.093 per share, respectively. The stock options vest at the rate of 50% per year over two years and have a life ranging from 9 years to 10 years. The stock options have been valued at $368,269 and $471,069 using the Black-Scholes option pricing model based upon the following assumptions: term of 10 years, risk free interest rates ranging from 3.5% to 4.5%, a dividend yield of 0% and volatility rates ranging from 155% to 162%.  The Company has recorded an expense of $392,375 for the year ended December 31, 2006 based upon the vested portion of the stock options totaling $392,375 through December 31, 2006.

Stock options non-employees and directors – During the year ended December 31, 2006 and 2005, the Company granted stock options for services totaling 2,000,000 and -0- shares of its common stock with a weighted average strike price of $0.03 and $-0- per share, respectively. Certain stock options were exercisable upon grant and have a life of 10 years. The stock options have been valued at $61,397 using the Black-Scholes option pricing model based upon the following assumptions: term of 10 years, risk free interest rates ranging from 3.5% to 4.5%, a dividend yield of 0% and volatility rates of 155%.

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE E – CAPITAL TRANSACTIONS (CONTINUED)

Stock options: (continued)

In 1999 the Company adopted a Stock Option Plan which permits the grant of options exercisable for shares of common stock to corporate officers, directors, employees, and consultants upon such terms, including exercise price and conditions and timing of exercise, as may be determined by the Board of Directors.  The plan authorizes the grants of awards up to a maximum of 3,000,000 shares of common stock.  A total of 4,972,896 options have been granted under the plan, of which 2,665,627 have been forfeited as a result of employee terminations.  At December 31, 2006, 100,000 options have been exercised and 2,207,269 options remain outstanding and unexercised, all of which have vested.

In August 2001, the Company adopted a Stock Issuance Plan which it thereafter amended five times.  The plan as amended permits the grant of up to 4,900,000 shares of common stock to employees, non-employee members of the board, and consultants and other independent advisors who provide services to the Company, upon such terms and conditions as may be determined by the Board of Directors.  At December 31, 2006, an aggregate of 5,947,196 shares had been issued under the plan, all of which were fully vested upon issuance.

In June 2004 the Company adopted a new Stock Issuance Plan.  The plan permits the grant of shares of up to 3,000,000 shares of common stock to employees, non-employee members of the board, and consultants and other independent advisors who provide services to the Company, upon such terms and conditions as may be determined by the Board of Directors.  At December 31, 2006, an aggregate of 3,074,143 shares had been granted under the plan, all of which were fully vested upon issuance.

In April 2005 the Company adopted a new Stock Issuance Plan.  The plan permits the grant of up to 5,000,000 shares of common stock to employees, non-employee members of the board, and consultants and other independent advisors who provide services to the Company, upon such terms and conditions as may be determined by the Board of Directors.  At December 31, 2006, an aggregate of 9,603,733 shares had been granted under the plan, all of which were fully vested upon issuance.

In April 2006 the Company adopted a new Stock Issuance Plan.  The plan permits the grant of up to 15,000,000 shares of common stock to employees, non-employee members of the board, and consultants and other independent advisors who provide services to the Company, upon such terms and conditions as may be determined by the Board of Directors.  At December 31, 2006, an aggregate of 17,361,419 shares had been granted under the plan, all of which were fully vested upon issuance.

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE E – CAPITAL TRANSACTIONS (CONTINUED)

Stock options (Continued):

As noted above, an aggregate of 8,086,491 shares have been issued in excess of the aggregate number of shares permitted under the 2001, 2004, 2005 and 2006 Stock Issuance Plans and in reliance upon registration statements filed on Form S-8.  These over issues have been discovered in the audit for the year ended December 31, 2006.  The Company believed that its transfer agent was tracking the number of shares issued under each plan in order to assure that no shares in excess of the maximum number of shares permitted under each plan were issued.  This belief was based on discussions between Company personnel and personnel of the transfer agent, who has recently left its employment.  The transfer agent has now advised the Company that it was never tracking compliance with the Stock Issuance Plans and the registration statements with respect thereto.  Based on the over issues under every Stock Issuance Plan, the absence of monitoring by the transfer agent is now clear.  The Company is beginning the immediate notification of the persons who under each plan received shares in excess to the plan aggregate that the shares they received are not registered, are restricted securities as defined in Rule 144 under the Securities Act of 1933 and, if not previously sold, should be sold only in compliance with Rule 144.  The Company is notifying the U.S. Securities and Exchange Commission concurrently with filing this report that it has issued shares without restrictive legends which, even though they may otherwise qualify as private placements under one or more exemptions from registration under the Securities Act, may have resulted in violation of the registration requirements of the Securities Act as a result of the probable immediate resale of those shares into the public market by the recipients thereof in the public market. The Company is not able to predict what action, if any, the SEC may take against the Company under these circumstances.  Such action may include, but are not limited to administrative proceeding, stop order, trading suspension, a consent order, including cease and desist, a civil fine and other penalties.  The Company has instituted a program to assure that all issues of shares in the future are wither registered on an appropriate form under the Securities Act or in compliance with an exemption from such registration.

Exercise prices and weighted-average contractual lives of stock options outstanding as of December 31, 2006 are as follows:

Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.01-$0.04	12,000,000	9.83	$0.03	0	$0.00
$0.05-$0.30	3,985,000	4.64	$0.06	3,735,000	$0.06
$0.31-$0.50	100,000	4.25	$0.39	100,000	$0.39

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE E – CAPITAL TRANSACTIONS (CONTINUED)

Stock options (Continued):

Summary of Options Granted and Outstanding:

	For the Years Ended December 31,
	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	8,879,500	$0.09	4,183,030	$0.08
Granted	12,000,000	$0.03	5,000,000	$0.09
Cancelled	(4,794,500)	$0.10	(103,530)	$0.06
Exercised	0	$0.00	(200,000)	$0.06
Outstanding at end of year	16,085,000	$0.04	8,879,500	$0.09

During the year ended December 31, 2005, the Company granted 5,000,000 stock options at prices ranging from $0.09 to $0.10 per share.

During the year ended December 31, 2006, the Company granted 12,000,000 stock options at $0.03 per share.

NOTE F - INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of December 31, 2006, the Company had net operating loss carryforwards of approximately $11,160,000, which expire in varying amounts between 2016 and 2026. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this potential future tax benefit has been offset by a

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE F - INCOME TAXES (CONTINUED)

valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.

Deferred income tax assets of $5,228,000 and $3,831,000 at December 31, 2006 and 2005, respectively were offset in full by a valuation allowance.  The valuation allowance was increased by $1,397,000 in the year ended December 31, 2006.

The components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31, 2006	As of December 31, 2005
Deferred tax assets:
Net operating loss carryforwards	$ 4,464,000	$ 3,731,400
Stock based compensation	764,000	-
Deferred compensation	-	99,600
Total deferred tax assets	5,228,000	3,831,000

Net deferred tax assets before valuation allowance	5,228,000	3,831,000
Less: Valuation allowance	(5,228,000)	(3,831,000)
Net deferred tax assets	$ -	$ -

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of December 31, 2006	As of December 31, 2005
Statutory federal income tax	(35.0%)	(35.0%)
Statutory state income tax	( 6.0%)	( 6.0%)
Change in valuation allowance on deferred tax assets	40.0%	40.0%

NOTE G - RELATED PARTY TRANSACTIONS

Consulting agreement:

The Company entered into a consulting agreement with Brian McGowan to advise the CEO on business strategy and to formulate marketing ideas. The term of the employment agreement is for approximately five years commencing on July 1, 2003 and terminating on December 31, 2008.  Mr. McGowan will receive a total of 5,500,000 shares at $0.09 per share totaling $330,000.  As of December 31, 2005, he was paid a total of 5,500,000 shares of common stock, but he has earned only 2,500,000 shares and the difference of 3,000,000 shares is considered deferred compensation.  During the year ended December 31, 2006, the Company has recorded $60,000 as earned compensation expense and $120,000 as an expense resulted from the termination of the consulting agreement.

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE G - RELATED PARTY TRANSACTIONS (CONTINUED)

On October 4, 2005, the Company entered into a third consulting agreement with Brian McGowan to coordinate a number of material events for the purpose of presenting the Company and its products to potential investors and customers.  The term of the agreement is for five years commencing on October 4, 2005 and terminating on September 30, 2010.  Mr. McGowan will receive a total of 5,000,000 shares of the Company’s $0.001 par value common stock valued at $450,000.  As of December 31, 2005 he was paid a total of 1,800,000 shares of common stock, but he has earned only 250,000 shares and the difference of 1,550,000 shares is considered deferred compensation.  During the year ended December 31, 2006, the Company has recorded $90,000 as earned compensation expense and $149,000 as an expense resulted from the termination of the consulting agreement.

NOTE H - MAJOR CUSTOMERS

During the year ended December 31, 2006, three customers accounted for 30% of the Company's revenue.  During the year ended December 31, 2005, two customers accounted for 55% of the Company's revenue.

As of December 31, 2006, balances due from two customers comprised 43% of total accounts receivable. As of December 31, 2005, balances due from three customers comprised 75% of total accounts receivable.

NOTE I – COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico and California expiring through April 30, 2009.  The Company also leases copier equipment and one automobile.  Future minimum lease payments as of December 31, 2006 are as follows:

Year	Amount
2007	60,000
2008	60,000
2009	20,000

Rent expense for the years ended December 31, 2006 and 2005 amounted to $61,000 and $77,000, respectively.

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2003. The agreement allows for a one-year renewal option unless terminated by either party.  Base salary for the year ended December 31, 2006 is $60,000 per annum with available additional cash compensation as defined in the agreement.  Compensation under this agreement of $60,000 is included in general and administrative expenses for the year ended December 31, 2006.  The non-competition agreement commences upon the termination of the employment agreement for a period of one year.   As of December 31, 200, there was a total of $0 in accrued payroll for this executive.

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE I – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Outstanding Payroll Taxes:

The Company has estimated unpaid Federal and State payroll taxes totaling $24,000 as of December 31, 2006, including estimated penalties and interest.

On June 1, 2003, the Company settled with the State of New Mexico and agreed to pay $1,000 per month of past due payroll taxes plus the current amount due.  The remaining balance due of approximately $9,000 was paid in February 2007.

On October 17, 2003, the Company settled with the IRS and agreed to pay $5,000 per month of past due payroll taxes plus the current amount due.  On September 1, 2005, the Company negotiated a final settlement with the IRS and agreed to pay $25,000 per month of past due payroll taxes plus the current amount due.  During the year ended December 31, 2006, the Company paid a total of $260,000 of past due payroll taxes.  The remaining balance due of approximately $15,000 is pending confirmation from the IRS of the final balance due.

NOTE J – BARTER TRANSACTIONS

During the year ended December 31, 2005, the Company had two barter transactions totaling $600,000 for the sale of software to Forbes.com in return for advertising credits.  In these barter transactions customized software was transferred to the customer in return for print advertising.  The software and customization was valued at the same price it would have been valued if it had been sold for cash, so no impairment was recorded before the asset was transferred.  The revenue was recognized when the software was transferred to the customer in accordance with paragraph 8 of SOP 97-2, and a corresponding receivable for the barter credits was recorded at that time.  During the third quarter of 2005, the receivable was reclassified as prepaid advertising.  The advertising expense was recognized as the ads are placed.  At December 31, 2006, the Company expensed the remaining credits.

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

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE K – LEGAL PROCEEDINGS (CONTINUED)

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

NOTE L – SUBSEQUENT EVENTS

During the period from January 1, 2007 to April 13, 2007, the Company issued 5,560,222 shares its $0.001 par value common stock in payment of salaries and contract labor fees.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two most recent fiscal years, there have been no disagreements with De Joya Griffith & Company, LLC, our independent auditor for the year ended December 31, 2006, or Epstein, Weber and Conover, PLC, our independent auditor for the year ended December 31, 2005, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that are designed to ensure that information which is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Under the supervision and with the participation of management, at December 31, 2006, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in ensuring that information that is required to be reported is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place are designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b) Changes in internal controls

In connection with our evaluation of our internal controls during the period ended December 31, 2006, our Certifying Officers have not identified any material deficiencies or weaknesses or other factors that have materially affected or are reasonably likely to materially affect these controls, and therefore, we have not made any changes to these controls.

ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of April 9, 2007, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing board are filled by a majority vote of the remaining directors. The officers serve at the will of the board of directors. The following is a biographical summary of our directors and officers:

Name	Age	Position	Director Since

Richard Govatski	62	Chairman, President & CEO	1999
Teresa B. Dickey	63	Director, Secretary & Treasurer	2003
John E. Handley	45	Director	2003
Frank A. Reidy	65	Director	2005

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

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table.  The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2007, 2006 and 2005:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Govatski	2006	$60,000	$0	$63,000	$25,000	$0	$0	$0	$148,000
President, CEO and Chairman	2005	$44,000	$0	$0	$0	$0	$0	$0	$44,000

Option Grants Table.  The following table sets forth information concerning individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table during fiscal 2006.

OPTIONS GRANTS IN LAST FISCAL YEAR

(Individual Grants)

Name	Number of securities underlying options/ SARs granted (#)	Percent of total options/SARs granted to employees in last fiscal year	Exercise or base price ($/Share)	Expiration date
Richard Govatski	3,000,000	100%	$0.025	October 16, 2016

Aggregated Option Exercises and Fiscal Year-End Option Value Table. The following table sets forth certain information regarding stock options exercised during fiscal 2006 and held as of December 31, 2006, by the executive officer named in the Summary Compensation Table.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION/SAR VALUES

			Number of securities underlying unexercised options/SARs at fiscal year-end (#)	Value of unexercised in-the-money options/SARs at fiscal year-end ($) (1)
Name	Shares acquired on exercise (#)	Value realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable
Richard Govatski	-0-	N/A	500,000/3,000,000	$5,000/$135,000 (2)

(1) Value is based on the closing sale price of the Common Stock on December 29, 2006, the last trading day of fiscal 2006 ($0.07), less the applicable option exercise price.

(2) Of these options, 500,000 were exercisable at $0.06 per share.

Employment Contracts

The Company entered into an employment and non-competition agreement with Mr. Govatski to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2003. The agreement allows for a one-year renewal option unless terminated by either party.  Base salary is $44,000 per annum with available additional cash compensation as defined in the agreement.  Base salary was raised to $60,000 for the year ended December 31, 2006.  The non-competition agreement commences upon the termination of the employment agreement for a period of one year.

The Company entered into a new employment and non-competition agreement with Mr. Govatski to continue in the capacity of President and CEO.  The term of the agreement is for three years commencing on January 1, 2007.  Base salary is $60,000 per annum with available additional cash compensation as defined in the agreement. The non-competition agreement commences upon the termination of the employment agreement for a period of one year.

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Teresa B. Dickey	$0	$0	$25,000	$0	$0	$0	$25,000
John Handley	$0	$0	$25,000	$0	$0	$0	$25,000
Frank Reidy	$0	$0	$25,000	$0	$0	$0	$25,000

Directors are permitted to receive fixed fees and other compensation for their services to the company.  The Board of Directors has the authority to fix the compensation of directors.  During the year ended December 31, 2006, the Board awarded options to purchase 3,000,000 shares of the Company’s common stock to each Director for services performed during the fiscal years ended December 31, 2005, 2006 and 2007.  These options vest at the rate of 50% per year and are exercisable at $0.025 per share.

Stock Option and Stock Issuance Plans

Plan	Year	Options Outstanding and Exercisable (#)
Stock Option Plan	1999	1,037,750
Stock Issuance Plan	2001	2,547,250
Stock Incentive Plan	2005	500,000
Stock Incentive Plan	2006	12,000,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information derived from the named person, or from the transfer agent, concerning the ownership of common stock as of April 9, 2007, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of the common stock; (ii) all directors and executive officers; and (iii) directors and executive officers as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)
Common stock	Richard Govatski	16,163,500 (2)	17.32%
	Teresa B. Dickey	1,040,563 (3)	1.12%
	John Handley	765,000	*
	Frank Reidy	785,000	*
	Executive Officers and Directors as a Group (4 Persons)	18,754,063	18.81%

* - Represents beneficial ownership of less than 1% of the total number of shares of common stock outstanding.

(1) All of the persons are believed to have sole voting and investment power over the shares of common stock listed or share voting and investment power with his or her spouse, except as otherwise provided.  Percentage is based on 93,320,544 shares outstanding as of April 9, 2007.  Percentage includes amounts which the listed beneficial owner has the right to acquire within sixty days.

(2) This number of shares includes options to purchase 500,000 shares.  These options have vested and are currently exercisable. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Govatski.

(3) This number of shares includes options to purchase 700,000 shares.  These options have vested and are currently exercisable. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Ms. Dickey.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In March 2003 we borrowed $25,000 from an outside lender.  To secure repayment of this loan Mr. Govatski pledged 400,000 of his personal shares as collateral.  In March 2005, we received a demand notice for repayment of the loan.  In order to settle the matter in the most expeditious manner, Mr. Govatski agreed to surrender his shares as repayment in full of the loan and all accumulated interest (approximately $82,000).  In December 2006, we issued 3,360,000 restricted shares to Mr. Govatski in repayment of that note plus accumulated interest totaling $104,000.

ITEM 13. EXHIBITS

(a) The following documents are filed as part of this report:

1. Financial statements; see index to financial statement and schedules in Item 7 herein.

2. Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3. Exhibits: None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For our fiscal year ended December 31, 2006 and 2005, respectively, we were billed approximately $24,000 and $25,000 for professional services rendered for the audit of our financial statements.  We also were billed approximately $14,000 and $15,000 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2006 and 2005, respectively.

Audit-Related Fees

No fees other than those disclosed in the Audit Fees section above were incurred for the years ended December 31, 2006 and 2005.

Tax Fees

For our fiscal years ended December 31, 2006 and 2005, we were billed approximately $-0- and $-0- for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Mexico Software, Inc.

Date: April 17, 2007	/s/ Richard Govatski
Richard Govatski
President, Chief Executive Officer and Chairman of the
Board of Directors

Date: April 17, 2007	/s/ Teresa B. Dickey
Teresa B. Dickey, Director, Secretary, Treasurer and
Principal Financial Officer

Date: April 17, 2007	/s/ John Handley
John E. Handley, Director

Date: April 17, 2007	/s/ Frank L. Reidy
Frank L. Reidy, Director