Form 10KSB/A
period 2006-12-31
NEW MEXICO SOFTWARE, INC
filed 2007-04-19
CIK 1101865

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

ITEM 7. FINANCIAL STATEMENTS

AUDITOR’S REPORT AND FINANCIAL STATEMENTS AND FOOTNOTES BEGIN ON THE NEXT PAGE

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

New Mexico Software, Inc.

Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheet of New Mexico Software, Inc. as of December 31, 2006, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the consolidated financial statements of New Mexico Software, Inc. for the year ended December 31, 2005.  Those statements were audited by other auditors whose report has been furnished to us.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Mexico Software, Inc. as of December 31, 2006, and the consolidated results of their operations and cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, the Company has incurred an accumulated deficit of $13,422,000 as of December 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC

Certified Public Accountants & Consultants

Henderson, Nevada

April 17, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board

of New Mexico Software, Inc.:

We have audited the accompanying consolidated balance sheet of New Mexico Software, Inc. and subsidiaries as of December 31, 2005 and the related statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Mexico Software, Inc. and subsidiaries as of December 31, 2005, and the consolidated results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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