Form 10QSB
period 2007-03-31
NEW MEXICO SOFTWARE, INC
filed 2007-05-02
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

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

YES [X] NO [  ]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).

YES [  ] NO [X]

NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AT MAY 1, 2007 IS:   94,763,690.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

New Mexico Software, Inc.

Consolidated Balance Sheets

(Rounded to the nearest thousand)

(UNAUDITED)

	March 31,
	2007	2006
Assets
Current assets:
Cash and equivalents	$71,000	$161,000
Accounts receivable, net	162,000	81,000
Inventory	20,000	71,000
Prepaid expenses and other assets	17,000	608,000
Total current assets	270,000	921,000

Furniture, equipment and improvements, net	134,000	78,000
Security deposits	4,000	11,000

	$408,000	$1,010,000

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$151,000	$148,000
Legal settlements payable	-	50,000
Accrued expenses	102,000	381,000
Deferred revenue	59,000	57,000
Subscriptions payable	21,000	105,000
Notes payable	51,000	101,000
Total current liabilities	384,000	842,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares
authorized, 0 and 0 shares issued and outstanding
as of 3/31/07 and 3/31/06, respectively	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 92,190,964 and 56,788,421 shares issued and
outstanding as of 3/31/07 and 3/31/06, respectively	92,000	57,000
Additional paid-in capital	13,661,000	11,502,000
Deferred compensation	(139,000)	(332,000)
Accumulated (deficit)	(13,590,000)	(11,059,000)
Total stockholders' equity	24,000	168,000

	$408,000	$1,010,000

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.

Consolidated Statements of Operations

(Rounded to the nearest thousand)

(UNAUDITED)

	For the three months ended
	March 31,
	2007	2006
Revenue
Software sales and licenses	$3,000	$29,000
Software hosting and maintenance	119,000	124,000
Custom programming	3,000	11,000
XR-EXpress report fees	96,000	29,000
Scanning services	-	1,000
Hardware sales	19,000	5,000
Other	-	-
	240,000	199,000

Cost of services	73,000	102,000

Gross profit	167,000	97,000

Operating costs and expenses:
General and administrative	281,000	408,000
Depreciation and amortization	10,000	7,000
Research and development	49,000	33,000
Total operating costs and expenses	340,000	448,000

Net operating (loss)	(173,000)	(351,000)

Other income (expense):
Interest (expense)	(1,000)	(9,000)
Gain on disposal of fixed assets	6,000	-
Total other income (expense)	5,000	(9,000)

Net (loss)	$(168,000)	$(360,000)

Earnings per share - basic	$(0.00)	$(0.01)

Weighted average number of common shares
outstanding - basic	90,297,292	54,459,025

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.

Consolidated Statements of Cash Flows

(Rounded to the nearest thousand)

(UNAUDITED)

	For the three months ended
	March 31,
	2007	2006
Cash flows from operating activities
Net income (loss)	$(168,000)	$(360,000)
Adjustments to reconcile net (loss) to
net cash provided (used) by operating activities:
Common stock issued for salaries	144,000	157,000
Common stock issued for services	37,000	92,000
Stock options issued for salaries	34,000	59,000
Depreciation and amortization	10,000	7,000
Changes in operating assets and liabilities:
Accounts receivable	4,000	70,000
Inventory	4,000	(25,000)
Prepaid expenses and other assets	4,000	(1,000)
Security deposits	-	2,000
Accounts payable	45,000	(4,000)
Legal settlements	-	(100,000)
Accrued expenses	(19,000)	(56,000)
Deferred revenue	(3,000)	(20,000)
Net cash (used) by operating activities	92,000	(179,000)
Cash flows from investing activities
Acquisition of fixed assets	(42,000)	(10,000)
Net cash (used) by investing activities	(42,000)	(10,000)
Cash flows from financing activities
Net proceeds from the issuance of common stock	-	193,000
Net cash provided by financing activities	-	193,000

Net increase (decrease) in cash equivalents	50,000	4,000
Cash equivalents - beginning	21,000	157,000
Cash equivalents - ending	$71,000	$161,000

Supplemental disclosures:
Interest paid	$1,000	$-

Supplemental schedule of noncash operating and investing activities:
Inventory converted to fixed asset	$-	$4,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2006 and notes thereto included in the Company's Form 10-KSB.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Revenue recognition:

Our revenues are generally classified into five main categories: the sale of software licenses to end users, software hosting and maintenance contracts, software licenses that require us to provide production, customization or modification to our core software product, XR-EXpress customer usage fees, and hardware sales associated with sales of our various software products. The Company also derives revenue from scanning services and other services such as consulting, training and installation.  The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2 Software Revenue Recognition as amended.

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

Should the sale of its software involve an arrangement with multiple elements (for example, the sale of a software license along with the sale of maintenance and support to be delivered over the contract period), the Company allocates revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. The Company defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount at the time of the delivery of the product or when all other revenue recognition criteria have been met. Fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals of maintenance contracts. Fair value of services, such as training or consulting, is based upon separate sales of these services to other customers.  The Company follows the guidance in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with paragraphs 85 - 91 of SOP 97-2.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At March 31, 2007 and March 31, 2006, there were no custom software development arrangements in progress.

From time to time, the Company has effected sales of its enterprise-level software in return for barter credits for advertising.  The software was valued at the same price it would have been valued if it had been sold for cash.  The revenue was recognized when the software was transferred to the customer, along with a corresponding receivable for the barter credits.  The advertising expense is recognized as the ads are placed.  The value of any remaining barter credits is reviewed at the end of each fiscal year for possible impairment, and any such impairment loss is recorded at that time.   During the quarters ended March 31, 2007 and 2006, the Company recognized $0 and $0 in revenue from barter transactions.  At March 31, 2007, the Company had $0 in prepaid barter credits.

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

[3] Cash and cash equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At March 31, 2007, the Company had approximately $0 in cash and equivalents that exceeded federally insured limits.

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

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[4] Trade Accounts Receivable (continued):

The Company also estimates an allowance for doubtful accounts, which amounted to $25,000 and $15,000 at March 31, 2007 and 2006, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, for the quarters ended March 31, 2007 and 2006 totaled $0 and $0, respectively.

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

[8] Per share data:

The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock.  All potentially dilutive securities have been excluded from the computations since they would be antidilutive, however, these dilutive securities could potentially dilute earnings per share in the future. Options and warrants exercisable for 5,126,712 and 220,000 shares of common stock have been excluded from the diluted loss per share calculation for the years ended March 31, 2007 and 2006 respectively, because inclusion of such would be antidilutive.

[9] Research and development expenses:

Costs of research and development activities are expensed as incurred.

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[10] Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $3,000 and $0 for the quarters ended March 31, 2007 and 2006, respectively.

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

[12] Stock-based compensation:

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company provides newly issued shares to satisfy stock option exercises.  There were 12,000,000 and 5,000,000 option awards granted to employees and directors in the years ended December 31, 2006 and 2005.  Of the 5,000,000 option awards granted in 2005, 4,500,000 were cancelled in 2006 and 250,000 were cancelled in the first quarter of 2007.  During the quarters ended March 31, 2007 and 2006, the Company recorded $34,000 in expense related to option grants to employees and directors.

As of March 31, 2007, the Company has reserved 1,000,000 shares of its common stock for issuance upon exercise of stock options and warrants.

[13] Software development:

The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs. Technological feasibility is generally achieved upon satisfactory beta test results. Upon achieving technological feasibility, programming costs are capitalized and amortized over the economic useful live which is estimated to be two years. There were no capitalized software development costs as of March 31, 2007 and 2006.

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE C - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of March 31, 2007 consisted of the following:

Computers	$ 375,000
Furniture, fixtures and equipment	121,000
Automobiles	41,000
Leasehold improvements	20,000
557,000
Accumulated depreciation	(423,000)
$ 134,000

NOTE D - NOTE PAYABLE

During January 2001, the Company borrowed $300,000. The loan is collateralized by substantially all of the Company's assets and personally guaranteed by an officer of the Company. The note was renewed with a due date of July 24, 2002 at a current interest rate of 7%. On July 24, 2002, the Company paid $50,000 of principal and $10,525 of interest. The remaining $250,000 of principal was extended to October 24, 2002 at a current interest rate of 7%. On October 24, 2002 the Company paid $25,000 of principal and $4,555 of interest. The remaining $225,000 of principal was extended until April 24, 2003 at a current interest rate of 7%.  On April 24, 2003, the Company paid $12,000 of principal and $12,768 of interest.  The remaining $213,000 of principal was extended until October 15, 2003 at a current interest rate of 7%.  On October 20, 2003, the Company paid $25,000 in principal and $7,500 in interest and extended the note to April 23, 2004.  On March 27, 2004, the Company received a notice from the bank to extend the note to October 15, 2004 upon payment of an additional $25,000 of principal and approximately $6,000 of accrued interest.  On October 8, 2004, the Company paid $25,000 of principal and $6,000 of interest.  The remaining $138,000 was extended until April 15, 2005.  In May 2005, the Company paid $25,000 of principal and $5,000 of interest.  The remaining $114,000 was extended until October 15, 2005.  In October 2005, the Company paid $25,000 in principal and $5,000 in interest.  The remaining $88,000 was extended until April 15, 2006.  In April 2006, the Company paid $25,000 in principal and $3,000 in interest, and the remaining $63,000 was extended until October 15, 2006.  In November 2006, the Company paid $24,000 in principal and $3,000 in interest, and the remaining $39,000 was extended until April 15, 2007 with a current interest rate of 9.25%.  As of March 31, 2007, the Company had a balance due of $39,000 plus accrued interest of approximately $1,000.

In April 2002, the Company borrowed $12,500.  The loan is due on demand and bears no interest.  As of March 31, 2007, the Company had a balance due of $12,500.

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE E - CAPITAL TRANSACTIONS

Common stock:

During the three month period ended March 31, 2007, the Company effected the following stock transactions:

The Company issued a total of 3,475,900 shares of the Company’s $0.001 par value common stock to employees in lieu of salary, which was valued at $144,000.

The Company issued a total of 954,742 shares the Company’s $0.001 par value common stock to outside contractors in exchange for services rendered of $37,000.

Warrants:

During the three month period ended March 31, 2007 there were no warrants issued and none exercised.

The following is a summary of warrants outstanding as of March 31, 2007:

Number of Warrants	Exercise Price	Expiration Date
1,161,545	$0.21	July 24, 2009
110,000	$0.25	July 24, 2008
700,000	$0.15	June 29, 2011
2,000,000	$0.03	October 17, 2011

Stock options:

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant.  The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  Exercise prices and weighted-average contractual lives of stock options outstanding as of March 31, 2007 are as follows:

Options Outstanding				Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.01-$0.049	12,500,000	9.6	$0.03	500,000	$0.04
$0.05-$0.30	3,235,000	4.36	$0.06	3,110,000	$0.06
$0.31-$0.50	100,000	4.0	$0.39	100,000	$0.39

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE E - CAPITAL TRANSACTIONS (CONTINUED)

Stock options (Continued):

Summary of Options Granted and Outstanding:

	For the three months ended March 31,
	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	16,085,000	$0.04	8,879,500	$0.12
Granted	500,000	$0.04	-	-
Cancelled	(750,000)	$0.07	(179,500)	$0.14
Exercised	-	-	-	-
Outstanding at end of year	15,835,000	$0.04	8,700,000	$0.12

NOTE F - RELATED PARTY TRANSACTIONS

Consulting agreement:

The Company entered into a consulting agreement with Brian McGowan to advise the CEO on business strategy and to formulate marketing ideas. The term of the employment agreement was for approximately five years commencing on July 1, 2003 and terminating on December 31, 2008.  Mr. McGowan received a total of 5,500,000 shares of the Company's $0.001 par value common stock valued at $330,000 pursuant to this contract.  The contract was terminated on December 31, 2006.

On October 4, 2005, the Company entered into a third consulting agreement with Brian McGowan to coordinate a number of material events for the purpose of presenting the Company and its products to potential investors and customers.  The term of the agreement was for five years commencing on October 4, 2005 and terminating on September 30, 2010.  Mr. McGowan received a total of 1,800,000 shares of the Company's $0.001 par value common stock valued at $162,000 pursuant to this contract.  The contract was terminated on December 31, 2006.

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE G- MAJOR CUSTOMERS

During the three month period ended March 31, 2007, two customers accounted for 33% of the Company's revenue.  The Company recognized $0 as revenue and $0 as expense from barter agreements for the three-month period ended March 31, 2007.

As of March 31, 2007, balances due from three customers comprised 58% of total accounts receivable.

NOTE H - COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico and California.  Future minimum lease payments as of March 31, 2007 are as follows:

Year	Amount
2007	$ 47,000
2008	$ 60,000
2009	$ 20,000

Rent expense for the three months ended March 31, 2007 and 2006 amounted to $15,000 and $17,000, respectively.

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2007. The agreement allows for a one-year renewal option unless terminated by either party.  Base salary is $60,000 per annum with available additional cash compensation as defined in the agreement.  Compensation under this agreement of $19,000 is included in general and administrative expenses for the quarter ended March 31, 2007.  The non-competition agreement commences upon the termination of the employment agreement for a period of one year.   At March 31, 2007, there was a total of $0 in accrued payroll for this executive.

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

Cost of services consists primarily of engineering salaries, customer support salaries and compensation-related expenses; engineering supplies, hardware purchases and connectivity costs.  General and administrative expenses consist primarily of salaries and benefits of personnel responsible for business development and operating activities, and include corporate overhead expenses.  Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including acquisitions, sales and marketing, administrative, and reporting responsibilities.  We record these expenses when incurred.

In general, our key indicator of operating progress is gross revenue.  For the last two years, personnel-related expenses have ranged from 60% to 70% of our total operating expenses, with fixed costs such as building and equipment rent, utilities, insurance, communications and depreciation accounting for an additional 10%.  The only personnel-related costs that are directly variable with sales are those associated with custom programming, because they are directly billable.  This means that over 70% of our expenses are relatively fixed.  All of the remaining expenses vary, but less than 5% varies directly with sales.   Until we have been marketing our products consistently for a certain period of time, gross revenue will remain the best gauge of our progress.

During the year ended 2006, our focus was on increasing our monthly recurring revenues, rather than relying on large one-time software sales.  Our monthly recurring revenues have increased from an average of just under $43,000 per month during the first quarter of 2006 to just under $80,000 per month during the current quarter, and our customer base for recurring revenues has grown by over 50% during that time period.  One of our current goals is to continue this growth during 2007, although there is no guarantee that it will continue at the same rate.  During 2007, we will also be concentrating on keeping our general and administrative expenses low by allocating our resources where they provide the most value.  We anticipate that the combination of efforts in growing our recurring revenues and reducing our administrative expenses will help us meet our goal of becoming profitable by the end of 2007.

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

Income Taxes

Management evaluates the probability of the utilization of the deferred income tax assets.  We have estimated a -0- deferred income tax asset at December 31, 2006, related primarily to net operating loss carryforwards at December 31, 2006.  Management determined that because we have not yet generated taxable income it was not appropriate to recognize a deferred income tax asset related to the net operating loss carryforward.  Therefore, the fully deferred income tax asset is offset by an equal valuation allowance.  If we begin to generate taxable income, we may determine that some, if not all of the deferred income tax asset may be recognized.  Recognition of the asset could increase after tax income in the future.  Management is required to make judgments and estimates related to the timing and utilization of net operating loss carryforwards, utilization of other deferred income tax assets, applicable tax rates and feasible tax planning strategies.

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

Contingencies

We are subject to the possibility of various law contingencies arising in the ordinary course of business.  We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of the loss contingencies.

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

RESULTS OF OPERATIONS

A summary of operating results for the three months ended March 31, 2007 and 2006 is as follows:

	2007		2006
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenues	$ 240,000	100.0%	$ 199,000	100.0%
Cost of service	73,000	30.4%	102,000	51.3%

Gross profit	167,000	69.6%	97,000	48.7%

General & administrative	291,000	121.3%	415,000	208.5%
Research & development	49,000	20.4%	33,000	16.6%

Net operating (loss)	(173,000)	(72.1)%	(351,000)	(176.4)%

Other income (expense)	5,000	2.1%	(9,000)	(4.5)%

Net income (loss)	(168,000)	(70.0)%	(360,000)	(180.9)%

Earnings (loss) per share	$ 0.00		$ (0.01)

Revenues:  Total revenues increased 20.6%, or $41,000, for the quarter ended March 31, 2007, as compared to the same period in the prior year (the “comparable prior year period”).  These revenues were primarily generated from the following four revenue streams:

1.  Revenues from software hosting and maintenance decreased 4% or $5,000 for the first quarter of 2007 as compared to the comparable prior year period.  This decrease is mostly a result of the renewal of an annual maintenance contract in the first quarter of 2006 by a customer that is no longer with us.  Software maintenance consists mainly of hosting and managing our customers’ data on our systems, and to a lesser extent includes technical support programs associated with our products.  We have several projects currently in negotiations that will involve on-going software maintenance.  Based on the market response to our DFC3 and XR-Express products during 2006, and with the addition of the TORC backup system and the DDS-Express dental management system in 2007, management anticipates that revenues from software hosting and maintenance will continue to increase in the coming year, although it is not possible to predict the rate of increase until we have been actively marketing the products for some time.

2.  Revenues generated by XR-EXpress report fees increased 233%, or $67,000 during the quarter ended March 31, 2007, as compared to the comparable prior year period.  We began marketing XR-EXpress during the first quarter of 2005, so this increase reflects the sales growth of XR-EXpress over the last year.  Approximately 68,000 reports were generated in the first quarter of 2007, as compared with approximately 24,000 in the first quarter of 2006.  We expect further increases in this revenue category for 2007, but it is not possible to predict the rate of increase until we have been actively marketing the products for some time.

3.  Revenues generated by software sales and licenses decreased 89%, or $25,000, for the quarter ended March 31, 2007, as compared to the comparable prior year period.  This decrease is attributable to reduced sales of software associated with DFC3 XR-EXpress during the first quarter of 2007 as compared to the same quarter last year.  Since both products are still in the early stage of growth, software sales will most likely vary from one quarter to the next during 2007 as we continue to add new customers.  However, these products tend to provide more revenue from software maintenance than software sales due to our focus on hosted models.

4.  Custom programming revenue decreased 77%, or $8,000, for the quarter ended March 31, 2007, as compared to the comparable prior year period.  This decrease was primarily attributable to the fact that we had one contract for custom programming during the first quarter of 2006, but we had only setup fees for new customers during the first quarter of 2007.  Since we have reduced our focus on sales of enterprise-level systems based on our Roswell technology requiring substantial customization, the number of custom programming projects requested by customers has been inconsistent.  We will be concentrating on attracting customers seeking more complex systems that require custom programming and other services in the coming year.  However, until we have been able to implement this strategy for a period of time, we will not be able to give assurances about the future levels of this revenue category.  We also continue to offer programming services for customer database integration, and for other projects for our existing customers.

We also generated revenue from hardware sales, scanning services and other services.  Revenue from hardware sales increased 303%, or $14,000 for the quarter ended March 31, 2007, as compared to the comparable prior year period.  These sales are associated with sales of our XR-EXpress and DFC3 software.  Although we have not emphasized hardware sales in the past, we expect that the diversification of our DFC3 product into various appliance models, along with the continued growth of XR-EXpress, will result in increased hardware revenues during 2007.  It will not be possible to predict the impact of these sales on hardware revenues until we have been actively marketing the products for some time.  We had one major scanning project in the second half of 2006 that has been extended into 2007.  We anticipate that this project will be completed during the second quarter of 2007, and we do not anticipate any major projects in the future.

Cost of Services.  Cost of services decreased 28.4%, or $29,000, for the quarter ended March 31, 2007, as compared to the comparable prior year period.  During the current quarter we reversed a charge of approximately $40,000 related to our XR-EXpress product as a result of a contract renegotiation.  The remaining cost of services increased 11%, or $11,000 for the first quarter.  This increase consists of greater hardware costs associated with the hardware sales mentioned above, greater communications costs as our bandwidth needs increased, and additional salaries for customer support.

For the quarter ended March 31, 2007, cost of services as a percentage of revenues was 30.4%, as compared with 51.3% for the comparable prior year period.  This increase is a result of the increased revenues for the current quarter as compared with the prior year period, coupled with the credit mentioned above.  During the current quarter, approximately 83% of our cost of sales consists of salaries and compensation-related expenses.  We consider these costs to be directly associated with our ability to generate revenues, however, they do not vary with revenues in that much of those costs are fixed.  As a result, the gross margin percent will vary as sales vary. We anticipate that as revenues increase in the coming year, the cost of goods and services required to support those revenues will continue to increase, and engineering salaries will also increase as we hire additional staff to support a greater number of products and customers.  However, we expect that revenues will increase at a greater rate than cost of services, since most of our costs are relatively fixed.

General and Administrative.  General and administrative expenses decreased 29.9%, or $124,000, for the quarter ended March 31, 2007, as compared to the comparable prior year period.  Approximately 70% of the decrease is due to a reduction in consulting and accounting fees during the current quarter, and the remaining 30% is a combination of multiple small factors.

General and administrative expenses as a percentage of revenues were 121.3%, as compared with 208.5% for the comparable prior year period, due to the combination of increased revenues and reduced administrative expenses in the current quarter.  Management believes the ratio of general and administrative costs to revenues will decrease in the future because revenues will increase at a greater rate than general and administrative costs, but until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

Research and Development.  Research and development expenses increased 48.5%, or $16,000, for the quarter ended March 31, 2007, as compared to the comparable prior year period.  This increase is due to the fact that we have directed a slightly larger portion of our personnel into research and development activities in order to complete our TORC and DDS-Express products.  However, in the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  Management anticipates that research and development costs in the future will focus both on the upgrading of our existing products and the continued development of new products using our core technology; therefore they will remain relatively steady in the coming year.

Other Income.  Interest expense decreased 12%, or $8,000 for the quarter ended March 31, 2007, as compared to the comparable prior year period.  The decrease in interest expense was a result of the final payment of the past-due tax obligation to the IRS.  We also had a gain on disposal of fixed assets of $6,000 in the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, cash and cash equivalents totaled $71,000, representing a $50,000 increase from the beginning of the period.  This increase results from the following activities:

Operating activities provided a source of $92,000 of cash for the quarter ended March 31, 2007, as compared to using $179,000 for the comparable prior year period.  The increase in the net source of cash was due to several major factors.  The first factor is a decline in net operating loss of $192,000 from the comparable prior year period.  The second factor is the payment of $100,000 in legal settlements in the first quarter of 2006 which was not repeated in the current quarter.  The third factor is a reduction of $93,000 in stock and options issued for salaries and services, which constituted a decrease in sources of cash for the current quarter.

Accounts receivable decreased from $166,000 at December 31, 2006 to $162,000 at March 31, 2007, constituting a source of funds in the amount of $4,000 during the quarter ended March 31, 2007.  The decrease is due to intensified collections activities, which are a result of more follow-up with customers rather than a change in policy.

Investing activities used $42,000 for the quarter ended March 31, 2007, as compared to $10,000 for the comparable prior year period, because we purchased a new automobile.

Financing activities provided no cash for the quarter ended March 31, 2007, as compared to $193,000 for the comparable prior year period.  The decrease is solely a result of the fact that no common stock was issued for cash during the current quarter.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space.

At March 31, 2007 we had a working capital deficit of $114,000 as opposed to a working capital surplus of $79,000 at March 31, 2006.  This decrease is primarily due to the write-off of the prepaid advertising credits at the end of 2006.  We have incurred operating losses and negative cash flows for the past two fiscal years that have been funded through the issuance of additional equity securities.  We have seen our cash flow from operations gradually increase during the last year; as a result, we have not found it necessary to raise cash through the sale of equity securities for the last six months.  However, we are still issuing securities for the payment of salaries and contractors’ fees.  We may also continue to sell equity securities and incur debt as needed to meet our operating needs, especially in the first half of 2007.

We anticipate that our primary uses of cash in the next year will be allocated to finish satisfying long-term obligations and for general operating purposes.  Based on cash flow projections, our cash requirements for the next twelve months at the current level of operations will be approximately $1,400,000 to $1,600,000.  We are currently generating cash flow from recurring revenues of just under $80,000 per month, and this amount has increased steadily since the beginning of 2006.  This level of cash flow will allow us to meet current obligations and maintain our current level of operations as long as we continue to issue equity compensation to employees and consultants.  Our goal for 2007 is to generate cash flow from operations as necessary to fund all operating expenses as well as expected growth in the near future and to become profitable by the end of the year.  We expect the upward trend in recurring revenues to continue in 2007, although it is not possible to predict the rate of increase until our new products have been established in the market for a reasonable period of time.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that are designed to ensure that information which is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Under the supervision and with the participation of management, at March 31, 2007, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in ensuring that information that is required to be reported is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b) Changes in internal controls

In connection with our evaluation of our internal controls during the period ended March 31, 2007, our Certifying Officers have not identified any material deficiencies or weaknesses or other factors that have materially affected or are reasonably likely to materially affect these controls, and therefore, we have not made any changes to these controls.

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

(a)  Exhibits.  The following exhibits are attached to this report:

31.1  Rule 15d-14 (a)  Certification by Principal Executive Officer

31.2  Rule 15d-14 (a)  Certification by Principal Financial Officer

32     Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

(b)  Reports.  The following reports were filed during the quarter ended March 31, 2007:

On January 25, 2007, we filed a Form 8-K disclosing the change in auditing firms.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW MEXICO SOFTWARE, INC.

Date:  May 1, 2007

By  /s/  Richard Govatski

Richard Govatski,

President

Date:  May 1, 2007

By  /s/  Teresa Dickey

Teresa Dickey, Treasurer

(Principal Financial Officer)