Form 10QSB
period 2007-06-30
NEW MEXICO SOFTWARE, INC
filed 2007-08-13
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

YES [X] NO [   ]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).

YES [   ] NO [X]

NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AT AUGUST 10, 2007 IS:   100,954,021.

Form 10-QSB

June 30, 2007

ITEM 1.  FINANCIAL STATEMENTS

NewMexico Software, Inc.

Condensed Consolidated Balance Sheet

(Rounded to the nearest thousand)

(UNAUDITED)

June 30,
2007
Assets

Current assets:
Cash and equivalents	$ 45,000
Accounts receivable, net	162,000
Inventory	22,000
Prepaid expenses and other assets	14,000
Total current assets	243,000

Furniture, equipment and improvements, net	120,000
Security deposits	4,000

Total Assets	$ 367,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$ 53,000
Accrued expenses	53,000
Deferred revenue	50,000
Subscriptions payable	46,000
Notes payable	26,000
Total current liabilities	228,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares
authorized, 0 shares issued and outstanding
as of June 30, 2007	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 98,725,467 shares issued and
outstanding as of June 30, 2007	99,000
Paid-in capital	13,800,000
Deferred compensation	(93,000)
Accumulated (deficit)	(13,667,000)
Total stockholders' equity	139,000

Total Liabilities and Stockholders' Equity	$ 367,000

The accompanying notes are an integral part pf these condensed consolidated financial statements

NMXS.com, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Rounded to the nearest thousand)

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue
Software sales and licenses	$ 4,000	$ 68,000	$ 7,000	$ 97,000
Software hosting and maintenance	137,000	103,000	256,000	227,000
Custom programming	2,000	32,000	5,000	43,000
XR-EXpress report fees	97,000	33,000	193,000	62,000
Scanning services	23,000	-	23,000	1,000
Hardware sales	4,000	10,000	23,000	14,000
Other	-	-		1,000
Gross revenues	267,000	246,000	507,000	445,000

Cost of services	104,000	124,000	177,000	225,000

Gross Profit	163,000	122,000	330,000	220,000

Operating costs and expenses:
General and administrative	187,000	637,000	468,000	1,044,000
Depreciation and amortization	12,000	7,000	22,000	15,000
Research and development	35,000	20,000	84,000	52,000
Total operating costs and expenses	234,000	664,000	574,000	1,111,000

Net operating income (loss)	(71,000)	(542,000)	(244,000)	(891,000)

Other income (expense):
Interest (expense)	(6,000)	(7,000)	(7,000)	(17,000)
Gain (loss) on disposal of fixed assets	-	-	6,000	-
Total other income (expense)	(6,000)	(7,000)	(1,000)	(17,000)

Net income (loss)	$ (77,000)	$ (549,000)	$ (245,000)	$ (908,000)

Earnings per share - basic and fully diluted	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.02)

Weighted average number of common shares
outstanding - basic and fully diluted	96,273,006	59,729,565	93,301,657	57,108,860

The accompanying notes are an integral part pf these condensed consolidated financial statements

New Mexico Software, Inc.

Condensed Consolidated Statements of Cash Flows

(Rounded to the nearest thousand)

(UNAUDITED)

	For the six months ended
	June 30,
	2007	2006
Cash flows from operating activities
Net income (loss)	$ (245,000)	$ (908,000)
Adjustments to reconcile net (loss) to
net cash provided by (used in) operating activities:
Common stock issued for salaries	264,000	327,000
Common stock issued for services	74,000	336,000
Common stock issued for interest	1,000	-
Stock options issued for salaries	6,000	118,000
Stock options issued for services	62,000	-
Depreciation and amortization	22,000	15,000
Depreciation and amortization allocated to cost of goods sold	3,000	1,000
Changes in operating assets and liabilities:
Accounts receivable	4,000	(7,000)
Inventory	2,000	11,000
Prepaid expenses and other assets	7,000	48,000
Security deposits	-	4,000
Accounts payable	(53,000)	39,000
Legal settlements	-	(150,000)
Accrued expenses	(69,000)	(97,000)
Deferred revenue	(12,000)	(40,000)
Net cash provided by (used in) operating activities	66,000	(303,000)

Cash flows from investing activities
Acquisition of fixed assets	(42,000)	(38,000)
Net cash used in investing activities	(42,000)	(38,000)

The accompanying notes are an integral part pf these condensed consolidated financial statements

New Mexico Software, Inc.

Condensed Consolidated Statements of Cash Flows

(Rounded to the nearest thousand)

(UNAUDITED)

(CONTINUED)

	For the six months ended
	June 30,
	2007	2006
Cash flows from financing activities
Repayment of note payable	(25,000)	(25,000)
Subscriptions payable	25,000	-
Net proceeds from the issuance of common stock	-	298,000
Net cash provided by financing activities	-	273,000

Net increase (decrease) in cash equivalents	24,000	(68,000)
Cash equivalents - beginning	21,000	157,000
Cash equivalents - ending	$ 45,000	$ 89,000

Supplemental disclosures:
Interest paid	$ 4,000	$ 8,000

Supplemental schedule of noncash operating and investing activities:
Inventory converted to fixed asset	$ -	$ 9,000

The accompanying notes are an integral part pf these condensed consolidated financial statements

New Mexico Software, Inc.

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The interim consolidated condensed financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

New Mexico Software, Inc.

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Should the sale of its software involve an arrangement with multiple elements (for example, the sale of a software license along with the sale of maintenance and support to be delivered over the contract period), the Company allocates revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. The Company defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount at the time of the delivery of the product or when all other revenue recognition criteria have been met. Fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals of maintenance contracts. Fair value of services, such as training or consulting, is based upon separate sales of these services to other customers.  The Company follows the guidance in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with paragraphs 85 – 91 of SOP 97-2.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At June 30, 2007 and June 30, 2006, there were no custom software development arrangements in progress.

From time to time, the Company has effected sales of its enterprise-level software in return for barter credits for advertising.  The software was valued at the same price it would have been valued if it had been sold for cash.  The revenue was recognized when the software was transferred to the customer, along with a corresponding receivable for the barter credits.  The advertising expense is recognized as the ads are placed.  The value of any remaining barter credits is reviewed at the end of each fiscal year for possible impairment, and any such impairment loss is recorded at that time.   During the quarters ended June 30, 2007 and 2006, the Company recognized $0 and $0 in revenue from barter transactions.  At June 30, 2007, the Company had $0 in prepaid barter credits.

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

New Mexico Software, Inc.

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (continued):

Amounts collected prior to satisfying the above revenue recognition criteria are included in deferred revenue.

The application of SOP 97-2, as amended, requires judgment, including a determination that collectibility is probable and the fee is fixed and determinable.  On occasion, the Company has approved extended payment arrangements for certain customers.  These arrangements generally do not exceed 120 days, therefore collectibility is considered probable at the time of delivery.  If an installment payment plan exceeds twelve months, revenue for each installment is recognized at the time payment is received.

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

Cash and cash equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At June 30, 2007, the Company had $0 in cash and equivalents that exceeded federally insured limits.

Trade Accounts Receivable:

The Company extends unsecured credit to customers under normal trade agreements which generally require payment within 30 - 45 days.  Accounts not paid within 15 days after their original due date are considered delinquent.  Unless specified by the customer, payments are applied to the oldest unpaid invoice.  Accounts receivable are presented at the amount billed.

The Company also estimates an allowance for doubtful accounts, which amounted to $25,000 and $15,000 at June 30, 2007 and 2006, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, for the quarters ended June 30, 2007 and 2006 totaled $0 and $0, respectively.

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

New Mexico Software, Inc.

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income taxes:

As of June 30, 2007, the Company’s federal net operating loss carryforwards were approximately $11,160,000.  The Company had a provision for (benefit from) income taxes of $0 and $0 for the three months ended June 30, 2007 and 2006; and $0 and $0 for the six months ended June 30, 2007 and 2006, respectively.

The Financial Accounting Standards Board has published FASB Interpretation No. 48 (FIN No. 48),  “Accounting for Uncertainty in Income Taxes,” to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes,” on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition.  To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the statement of operations.  FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The Company has completed its evaluation of the effects of FIN No. 48 and has concluded that the adoption of FIN No. 48 did not impact the financial statements for the quarter ended June 30, 2007.  The Company’s federal tax returns are potentially open to examinations for fiscal years 2003 through 2006.

Per share data:

The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock.  All potentially dilutive securities have been excluded from the computations since they would be antidilutive, however, these dilutive securities could potentially dilute earnings per share in the future. Options and warrants exercisable for 5,681,545 and 2,376,545 shares of common stock have been excluded from the diluted loss per share calculation for the years ended June 30, 2007 and 2006 respectively, because inclusion of such would be antidilutive.

Research and development expenses:

Costs of research and development activities are expensed as incurred.

New Mexico Software, Inc.

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $9,000 and $50,000 for the six months ended June 30, 2007 and 2006, respectively.

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

Stock-based compensation:

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company provides newly issued shares to satisfy stock option exercises.  There were 12,000,000 and 5,000,000 option awards granted to employees and directors in the years ended December 31, 2006 and 2005.  Of the 5,000,000 option awards granted in 2005, 4,500,000 were cancelled in 2006 and 250,000 were cancelled in the first quarter of 2007.  During the six months ended June 30, 2007 and 2006, the Company recorded $61,000 and $118,000, respectively, in expense related to option grants to employees and directors.

As of June 30, 2007, the Company has reserved 1,000,000 shares of its common stock for issuance upon exercise of stock options and warrants.

Software development:

The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs. Technological feasibility is generally achieved upon satisfactory beta test results. Upon achieving technological feasibility, programming costs are capitalized and amortized over the economic useful live which is estimated to be two years. There were no capitalized software development costs as of June 30, 2007 and 2006.

New Mexico Software, Inc.

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $13,667,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of June 30, 2007 consisted of the following:

Computers	$ 375,000
Furniture, fixtures and equipment	121,000
Automobiles	41,000
Leasehold improvements	20,000
557,000
Accumulated depreciation	(437,000)
$ 120,000

NOTE 5 - NOTE PAYABLE

During January 2001, the Company borrowed $300,000. The loan is collateralized by substantially all of the Company's assets and personally guaranteed by an officer of the Company. The note was renewed with a due date of July 24, 2002 at a current interest rate of 7%. On July 24, 2002, the Company paid $50,000 of principal and $10,525 of interest. The remaining $250,000 of principal was extended to October 24, 2002 at a current interest rate of 7%.  Management has continued to negotiate extensions by paying a portion of the principal and all accumulated interest owed at the due dates.  At December 31, 2006, the Company had a balance due of $39,000.  In April 2007, the Company paid $25,000 in principal and approximately $1,000 in interest, and the remaining $13,000 was extended until October 15, 2007 with a current interest rate of 9.25%.  As of June 30, 2007, the Company had a balance due of $13,000.

In April 2002, the Company borrowed $12,500.  The loan is due on demand and bears no interest.  As of June 30, 2007, the Company had a balance due of $12,500.

New Mexico Software, Inc.

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

NOTE 6 – CAPITAL TRANSACTIONS

Common stock:

During the six-month period ended June 30, 2007, the Company effected the following stock transactions:

The Company issued a total of 8,316,349 shares of the Company’s $0.001 par value common stock to employees in lieu of salary, which was valued at $234,000.

The Company issued a total of 2,598,796 shares of the Company’s $0.001 par value common stock to outside contractors in exchange for services rendered of $74,000.

The Company issued a total of 50,000 shares of the Company’s $0.001 par value common stock to a shareholder in payment of interest, which was valued at $2,000.

Warrants:

During the six-month period ended June 30, 2007 there were no warrants issued and none exercised.

The following is a summary of warrants outstanding as of June 30, 2007:

Number of Warrants	Exercise Price	Expiration Date
1,161,545	$0.21	July 24, 2009
110,000	$0.25	July 24, 2008
700,000	$0.15	June 29, 2011
2,000,000	$0.03	October 17, 2011

Stock options:

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant.  The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  Exercise prices and weighted-average contractual lives of stock options outstanding as of June 30, 2007 are as follows:

Options Outstanding				Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Remaining Prices	Number Exercisable	Exercise Price
$0.01-$0.049	12,500,000	9.35	$0.03	500,000	$0.04
$0.05-$0.30	3,235,000	4.04	$0.06	3,110,000	$0.06
$0.31-$0.50	100,000	3.75	$0.39	100,000	$0.39

New Mexico Software, Inc.

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

NOTE 6 – CAPITAL TRANSACTIONS (CONTINUED)

Summary of Options Granted and Outstanding:

	For the six months ended June 30,
	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	16,085,000	$0.04	8,879,500	$0.12
Granted	500,000	$0.04	-	-
Cancelled	(750,000)	$0.07	(294,500)	$0.22
Exercised	-	-	-	-
Outstanding at end of year	15,835,000	$0.04	8,585,000	$0.12

During the six months ended June 30, 2007, approximately $61,000 of stock option expense was granted in prior periods using the Black-Scholes option pricing model based upon the following assumptions: term of 10 years, risk free interest rates ranging from 3.5% to 4.5%, a dividend yield of 0% and volatility rates ranging from 155% to 162%.

NOTE 7 - RELATED PARTY TRANSACTIONS

Consulting agreement:

The Company entered into a consulting agreement with Brian McGowan to advise the CEO on business strategy and to formulate marketing ideas. The term of the employment agreement was for approximately five years commencing on July 1, 2003 and terminating on December 31, 2008.  Mr. McGowan received a total of 5,500,000 shares of the Company’s $0.001 par value common stock valued at $330,000 pursuant to this contract.  The contract was terminated on December 31, 2006.

On October 4, 2005, the Company entered into a third consulting agreement with Brian McGowan to coordinate a number of material events for the purpose of presenting the Company and its products to potential investors and customers.  The term of the agreement was for five years commencing on October 4, 2005 and terminating on September 30, 2010.  Mr. McGowan received a total of 1,800,000 shares of the Company’s $0.001 par value common stock valued at $162,000 pursuant to this contract.  The contract was terminated on December 31, 2006.

New Mexico Software, Inc.

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2007. The agreement allows for a one-year renewal option unless terminated by either party.  Base salary is $60,000 per annum with available additional cash compensation as defined in the agreement.  Compensation under this agreement of $38,000 is included in general and administrative expenses for the quarter ended June 30, 2007.  The non-competition agreement commences upon the termination of the employment agreement for a period of one year.   At June 30, 2007, there was a total of $3,000 in accrued payroll for this executive.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico.  Future minimum lease payments as of June 30, 2007 are as follows:

Year	Amount
2007	$ 32,000
2008	$ 60,000
2009	$ 20,000

Rent expense for the six months ended June 30, 2007 and 2006 amounted to $30,000 and $32,000, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Since June 30, 2007, the Company has issued 2,228,554 shares of the Company’s $0.001 par value common stock, predominantly consisting of salaries and services.

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

In general, our key indicator of operating progress is gross revenue, because the majority of our expenses are relatively fixed.  For the last two years, personnel-related expenses have ranged from 60% to 70% of our total operating expenses, with fixed costs such as building and equipment rent, utilities, insurance, communications and depreciation accounting for an additional 10%.  The only personnel-related costs that are directly variable with sales are those associated with custom programming, because they are directly billable to customers. This means that over 70% of our expenses are relatively fixed.  All of the remaining expenses vary, but less than 5% varies directly with sales.   Until we have been marketing our products consistently for a certain period of time, gross revenue will remain the best gauge of our progress.

During the year ended 2006, our focus was on increasing our monthly recurring revenues, rather than relying on large one-time software sales.  Our monthly recurring revenues have increased from an average of just under $43,000 per month during the first quarter of 2006 to just under $80,000 per month during the current quarter, and our customer base for recurring revenues has grown by over 50% during that time period.  One of our current goals is to continue this growth during 2007, although there is no guarantee that it will continue at the same rate.  During 2007, we are concentrating on keeping our general and administrative expenses low by allocating our resources where they provide the most value, as well as clearing any remaining old liabilities from our balance sheet.  We anticipate that the combination of efforts in growing our recurring revenues and reducing our administrative expenses will help us meet our goal of becoming profitable by the end of 2007.

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

Income Taxes

Management treats all tax calculations in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” as discussed in Note 2.

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

RESULTS OF OPERATIONS

A summary of operating results for the three months ended June 30, 2007 and 2006 is as follows:

	2007		2006
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenues	$ 267,000	100.0%	$ 246,000	100.0%
Cost of service	104,000	39.0%	124,000	50.4%

Gross profit	163,000	61.0%	122,000	49.6%

General & administrative	187,000	70.0%	637,000	258.9%
Depreciation & amortization	12,000	4.5%	7,000	2.9%
Research & development	35,000	13.1%	20,000	8.1%

Net operating (loss)	(71,000)	(26.6)%	(542,000)	(220.3)%

Other income (expense)	(6,000)	2.2%	(7,000)	(2.9)%

Net income (loss)	(77,000)	(28.8)%	(549,000)	(223.2)%

Earnings (loss) per share	$ 0.00		$ (0.01)

A summary of operating results for the six months ended June 30, 2007 and 2006 is as follows:

	2007		2006
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenues	$ 507,000	100.0%	$ 445,000	100.0%
Cost of service	177,000	34.9%	225,000	50.6%

Gross profit	330,000	65.1%	220,000	49.4%

General & administrative	468,000	92.3%	1,044,000	234.6%
Depreciation & amortization	22,000	4.3%	15,000	3.3%
Research & development	84,000	16.6%	52,000	11.7%

Net operating (loss)	(244,000)	(48.1)%	(891,000)	(200.2)%

Other income (expense)	(1,000)	(0.2)%	(17,000)	(3.8)%

Net income (loss)	(245,000)	(48.3)%	(908,000)	(204.0)%

Earnings (loss) per share	$ 0.00		$ (0.02)

Revenues:  Total revenues increased 8.5%, or $21,000, for the quarter ended June 30, 2007, as compared to the same period in the prior year (the “comparable prior year period”).  Total revenues increased 13.9%, or $62,000 for the six months ended June 30, 2007, as compared to the comparable prior year period.  These revenues were primarily generated from the following four revenue streams:

1.

Revenues from software hosting and maintenance increased 33% or $34,000 for the second quarter of 2007 as compared to the comparable prior year period.  Revenues from software hosting and maintenance increased 13%, or $29,000 for the six months ended June 30, 2007, as compared to the comparable prior year period.  This increase is due to a combination of factors.  Approximately 20% of the increase for the year to date is a result of a net increase in customers, and the remainder of the increase is from the billing of annual maintenance fees during the second quarter.  Software maintenance consists mainly of hosting and managing our customers’ data on our systems, and to a lesser extent includes technical support programs associated with our products.  Based on the market response to our DFC3 and XR-Express products during 2006, and with the introduction of the TORC backup system and the DDS-Express dental management system in 2007, management anticipates that revenues from software hosting and maintenance will continue to increase in the coming year, although it is not possible to predict the rate of increase until we have been actively marketing the products for some time.

2.

Revenues generated by XR-EXpress report fees increased 192%, or $64,000 during the quarter ended June 30, 2007, as compared to the comparable prior year period.  Revenues generated by XR-EXpress report fees increased 212%, or $131,000 during the six months ended June 30, 2007, as compared to the comparable prior year period.  This increase reflects the sales growth of XR-EXpress over the last year.  Approximately 146,000 reports were generated in the first six months of 2007, as compared with approximately 41,000 in the first half of 2006.  We are still adding several new XR-EXpress customers per quarter.  As a result, we expect further increases in this revenue category for 2007, but it is not possible to predict the rate of increase until we have been actively marketing the products for some time.

3.

Revenues generated by software sales and licenses decreased 95%, or $66,000, for the quarter ended June 30, 2007, as compared to the comparable prior year period.  Revenues generated by software sales and licenses decreased 96%, or $94,000 for the six months ended June 30, 2007, as compared to the comparable prior year period.  This decrease is a result of several factors.  Approximately 65% of the decrease is the result of a major sale of multiple software licenses to two XR-EXpress customers during the second quarter of 2006 that was not repeated during 2007.  However, these sales generated the annual maintenance fees discussed in the paragraph above on software hosting and maintenance revenues.  Approximately 17% of the decrease is due to a software upgrade during the first quarter of 2006 that was not repeated during 2007.  The remainder of the decrease is due to a new policy allowing XR-EXpress customers to pay for their software via a higher monthly fee rather than collecting the entire software fee up front.  The consequence of this policy is that the fees for the XR-EXpress software are paid over the entire period of service for the customer, resulting in lower initial revenue for the software sale, but potentially higher overall revenue, as there is no cap on the higher fees.  Software sales will most likely vary from one quarter to the next during 2007 as we continue to add new customers for XR-EXpress, DFC3, DDS-Express and TORC.  However, these products tend to provide more revenue from software maintenance than software sales due to our focus on hosted models.

4.

Custom programming revenue decreased 92%, or $29,000, for the quarter ended June 30, 2007, as compared to the comparable prior year period.  Custom programming revenue decreased 89%, or $38,000 for the six months ended June 30, 2007, as compared to the comparable prior year period.  This decrease was primarily attributable to the fact that we have had no major custom programming projects during 2007.  Since we have reduced our focus on sales of enterprise-level systems based on our Roswell technology requiring substantial customization, the number of custom programming projects requested by customers has been inconsistent.  We continue to offer programming services for customer database integration, and for other projects for our existing customers.

We also generated revenue from hardware sales, scanning services and other services.  Revenue from hardware sales decreased 54%, or $5,000 for the quarter ended June 30, 2007, as compared to the comparable prior year period, and increased 88%, or $12,000 for the six months ended June 30, 2007, as compared to the comparable prior year period.  These sales are associated with sales of our XR-EXpress and DFC3 software.  Approximately half of the hardware sales during 2007 have come from new customers.  Although we have not emphasized hardware sales in the past, we expect that the diversification of our DFC3 product into various appliance models, along with the continued growth of XR-EXpress, will result in increased hardware revenues during 2007.  It will not be possible to predict the impact of these sales on hardware revenues until we have been actively marketing the products for some time.  Revenue from scanning services increased 100%, or $23,000 during the quarter ended June 30, 2007, with approximately the same increase for the six months ended June 30, 2007.  This increase is the result of one major scanning project that began in the second half of 2006 and was completed during the second quarter of 2007.

Cost of Services.  Cost of services decreased 16.1%, or $20,000, for the quarter ended June 30, 2007, as compared to the comparable prior year period.  Cost of services decreased 21.3%, or $48,000 for the six months ended June 30, 2007.  During the first quarter of 2007, we reversed a charge of approximately $40,000 related to our XR-EXpress product as a result of a contract renegotiation.  The remaining cost of services increased 4%, or $8,000 for the first six months.  This increase consists of greater hardware costs associated with the hardware sales mentioned above, greater communications costs as our bandwidth needs increased, and additional salaries for customer support.

For the quarter ended June 30, 2007, cost of services as a percentage of revenues was 39.0%, as compared with 50.4% for the comparable prior year period.  For the six months ended June 30, 2007, cost of services as a percentage of revenues was 34.9%, as compared with 50.6% for the comparable prior year period.  The decrease this year is a result of the increased revenues for the year to date as compared with the prior year period, coupled with the reversed charge mentioned above.  During the current fiscal year, approximately 81% of our cost of sales consists of salaries and compensation-related expenses.  We consider these costs to be directly associated with our ability to generate revenues, however, they do not vary with revenues in that much of those costs are fixed.  As a result, the gross margin percent will vary as sales vary. We anticipate that as revenues increase in the coming year, the cost of goods and services required to support those revenues will continue to increase, and engineering salaries will also increase as we hire additional staff to support a greater number of products and customers.  However, we expect that revenues will increase at a greater rate than cost of services, since most of our costs are relatively fixed.

General and Administrative.  General and administrative expenses decreased 70.6%, or $450,000, for the quarter ended June 30, 2007, as compared to the comparable prior year period. General and administrative expenses decreased 55.2%, or $576,000, for the six months ended June 30, 2007, as compared to the comparable prior year period.  Approximately 70% of the decrease is due to a reduction in consulting and legal fees during the current fiscal year, approximately 12% is due to decreased advertising expenses, and the remainder is due to a reduction in administrative staffing as compared to the first half of 2006.

For the quarter ended June 30, 2007, general and administrative expenses as a percentage of revenues were 70.0%, as compared with 258.9% for the comparable prior year period.  For the six months ended June 30, 2007, general and administrative expenses as a percentage of revenues were 92.3%, as compared to 234.6% for the comparable prior year period.  These decreases are due to the combination of increased revenues and the reductions in administrative expenses mentioned above during the current fiscal year.  Management believes the ratio of general and administrative costs to revenues will decrease in the future because revenues will increase at a greater rate than general and administrative costs, but until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

Depreciation and Amortization.  Depreciation and amortization expenses increased 71.4%, or $5,000, for the quarter ended June 30, 2007, as compared to the comparable prior year period.  Depreciation and amortization expenses increased 46.7%, or $7,000, for the six months ended June 30, 2007, as compared to the comparable prior year period.  Approximately 30% of the increase is due to the purchase of software to be used in the development of several of our products, and the remaining 70% of the increase is due to the purchase of an automobile.

Research and Development.  Research and development expenses increased 75.0%, or $15,000, for the quarter ended June 30, 2007, as compared to the comparable prior year period.  Research and development expenses increased 61.5%, or $32,000, for the six months ended June 30, 2007, as compared to the comparable prior year period.  This increase is due to the fact that we have directed a slightly larger portion of our personnel into research and development activities in order to complete our TORC and DDS-Express products, as well as to complete the next version of our DFC3 product.  However, in the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  Management anticipates that research and development costs in the future will focus both on the upgrading of our existing products and the continued development of new products using our core technology; therefore they will remain relatively steady in the coming year.

Other Income.  Interest expense decreased 14%, or $1,000 for the quarter ended June 30, 2007, as compared to the comparable prior year period, and decreased 134%, or $9,000 for the six months ended June 30, 2007, as compared to the comparable prior year period.  The decrease in interest expense was a result of the final payment during the first quarter of 2007 of the past-due tax obligation to the IRS.  We also had a gain on disposal of fixed assets of $6,000 during the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, cash and cash equivalents totaled $45,000, representing a $24,000 increase from the beginning of the period.  This increase results from the following activities:

Operating activities provided a source of $66,000 of cash for the six months ended June 30, 2007, as compared to using $303,000 for the comparable prior year period.  The increase in the net source of cash was due to several major factors.  The first factor is a decline in net loss of $663,000 from the comparable prior year period.  The second factor is the payment of $150,000 in legal settlements in the first half of 2006 which was not repeated during the current fiscal year.  The third factor is a reduction of $375,000 in stock and options issued for salaries and services during the six months ended June 30, 2007, as compared to the comparable prior year period, which constituted a decrease in sources of cash for the current fiscal year.  The final factor is the payment of various accounts payable during 2007, resulting in an increase in net use of cash of $92,000 for the current fiscal year as compared to the comparable prior year period.

Investing activities used $42,000 for the six months ended June 30, 2007, as compared to $38,000 for the comparable prior year period.  During the first half of 2007 we purchased a replacement automobile for our CEO, and during the first half of 2006 we purchased new computer equipment.

Financing activities provided no cash for the six months ended June 30, 2007, as compared to $273,000 for the comparable prior year period.  The decrease is solely a result of the fact that no common stock was issued for cash during the current fiscal year.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space.

At June 30, 2007 we had a working capital surplus of $15,000 as opposed to a working capital surplus of $96,000 at June 30, 2006.  This decrease is primarily due to the write-off of the prepaid advertising credits at the end of 2006.  We have incurred operating losses and negative cash flows for the past two fiscal years that have been funded through the issuance of additional equity securities.  We have seen our cash flow from operations gradually increase during the last year, and we have had a corresponding reduction in the number of equity securities issued to supplement cash flow.  However, we are still issuing securities for the payment of certain salaries and contractors’ fees.  We may also continue to sell equity securities and incur debt as needed to meet our operating needs.

We anticipate that our primary uses of cash in the next six months will be allocated to finish satisfying long-term obligations and for general operating purposes.  Based on cash flow projections, our cash requirements for the next six months at the current level of operations will be approximately $700,000 to $800,000.  We are currently generating cash flow from operating revenues of $75,000 to $90,000 per month, and this amount has increased steadily since the beginning of 2006.  This level of cash flow will allow us to meet current obligations and maintain our current level of operations as long as we continue to issue equity compensation to employees and consultants.  Our goal for 2007 is to generate cash flow from operations as necessary to fund all operating expenses as well as expected growth in the near future and to become profitable by the end of the year.  We expect the upward trend in recurring revenues to continue in 2007, although it is not possible to predict the rate of increase until our new products have been established in the market for a reasonable period of time.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that we expect to be material to investors.

RISK FACTORS

If we fail to adequately manage our growth, we may not be successful in growing our business and becoming profitable

We expect our business to grow over the next 12 months.   We expect that our growth will place significant stress on our operation, management, employee base and ability to meet capital requirements sufficient to support our growth.  Any failure to address the needs of our growing business successfully could have a negative impact on our chance of success.

Our business depends on a limited number of key personnel, the loss of whom could negatively affect us

Richard Govatski and Teresa B. Dickey, our senior executives are important to our success. If they become unable or unwilling to continue in their present positions, our business and financial results could be materially negatively affected.

If the federal government and state governments enact laws applicable to the internet, it could impose additional financial burdens and other burdens on us

There are currently few laws and regulations directly applicable to the Internet. It is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. The growth of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business online.

Reliance on oral agreements with some of our major customers could have a material negative impact on our revenues

We have oral agreements with a few of our major customers rather than written contracts.  As a result, these agreements may be terminated at any time, and therefore they provide little guarantee of future revenues.  In addition, if these customers fail to perform their obligations under these agreements, it could have a material negative impact on our future cash flows, and there is little likelihood that we would be able to recover any unpaid receivables from these customers without significant effort and legal costs.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that are designed to ensure that information which is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Under the supervision and with the participation of management, at June 30, 2007, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in ensuring that information that is required to be reported is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

(b) Changes in internal controls

In connection with our evaluation of our internal controls during the period ended June 30, 2007, our Certifying Officers have not identified any material deficiencies or weaknesses or other factors that have materially affected or are reasonably likely to materially affect these controls, and therefore, we have not made any changes to these controls.

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

        (a)    Exhibits.  The following exhibits are attached to this report:

                31.1    Rule 15d-14 (a)  Certification by Principal Executive Officer

                31.2    Rule 15d-14 (a)  Certification by Principal Financial Officer

                32       Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

        (b)    Reports.  No reports on Form 8-K were filed during the quarter ended June 30, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW MEXICO SOFTWARE, INC.

Date:  August 13, 2007

By  /s/  Richard Govatski

Richard Govatski, President

Date:  August 13, 2007

By  /s/  Teresa Dickey

Teresa Dickey, Treasurer  (Principal

Financial Officer)