Form 10QSB
period 2007-09-30
NEW MEXICO SOFTWARE, INC
filed 2007-11-14
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

YES [X] NO [  ]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).

YES [  ] NO [X]

NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AT NOVEMBER 13, 2007 IS:   105,818,499.

Form 10-QSB

September 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

New Mexico Software, Inc.

Condensed Consolidated Balance Sheet

(Rounded to the nearest thousand)

(UNAUDITED)

September 30,
2007
Assets

Current assets:
Cash and equivalents	$62,000
Accounts receivable, net	164,000
Inventory	22,000
Prepaid expenses and other assets	10,000
Total current assets	258,000

Furniture, equipment and improvements, net	109,000
Security deposits	4,000

Total Assets	$371,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$48,000
Accrued expenses	63,000
Deferred revenue	87,000
Notes payable	10,000
Total current liabilities	208,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares
authorized, 0 shares issued and outstanding
as of September 30, 2007	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 103,726,936 shares issued and
outstanding as of September 30, 2007	104,000
Paid-in capital	13,925,000
Subscriptions payable	24,000
Deferred compensation	(46,000)
Accumulated (deficit)	(13,844,000)
Total stockholders' equity	163,000

Total Liabilities and Stockholders' Equity	$371,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Mexico Software, Inc.

Condensed Consolidated Statements of Operations

(Rounded to the nearest thousand)

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue
Software sales and licenses	$14,000	$1,000	$18,000	$98,000
Software hosting and maintenance	101,000	112,000	357,000	339,000
Custom programming	18,000	6,000	23,000	49,000
XR-EXpress report fees	95,000	56,000	288,000	118,000
Scanning services	-	15,000	23,000	16,000
Hardware sales	5,000	9,000	31,000	23,000
Other	-	-	-	1,000
Gross revenues	233,000	199,000	740,000	644,000

Cost of services	115,000	107,000	292,000	332,000

Gross Profit	118,000	92,000	448,000	312,000

Operating costs and expenses:
General and administrative	270,000	499,000	737,000	1,544,000
Depreciation and amortization	11,000	8,000	34,000	22,000
Research and development	11,000	72,000	95,000	124,000
Total operating costs and expenses	292,000	579,000	866,000	1,690,000

Net operating loss	(174,000)	(487,000)	(418,000)	(1,378,000)

Other income (expense):
Interest (expense)	(3,000)	(4,000)	(10,000)	(21,000)
Gain (loss) on disposal of fixed assets	-	-	6,000	-
Total other income (expense)	(3,000)	(4,000)	(4,000)	(21,000)

Net loss	$(177,000)	$(491,000)	$(422,000)	$(1,399,000)

Loss per share - basic and fully diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of common shares
outstanding - basic and fully diluted	101,776,542	65,590,685	96,157,662	59,967,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Mexico Software, Inc.

Condensed Consolidated Statements of Cash Flows

(Rounded to the nearest thousand)

(UNAUDITED)

	For the nine months ended
	September 30,
	2007	2006
Cash flows from operating activities
Net loss	$(422,000)	$(1,399,000)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Common stock issued for salaries	353,000	414,000
Common stock issued for services	104,000	657,000
Common stock issued for interest	1,000	-
Stock options issued for salaries	9,000	176,000
Stock options issued for services	92,000	-
Depreciation and amortization	34,000	22,000
Depreciation and amortization allocated to cost of goods sold	5,000	4,000
Changes in operating assets and liabilities:
Accounts receivable	2,000	(20,000)
Inventory	2,000	2,000
Prepaid expenses and other assets	11,000	79,000
Security deposits	-	4,000
Accounts payable	(43,000)	45,000
Legal settlements	-	(150,000)
Accrued expenses	(74,000)	(151,000)
Deferred revenue	25,000	(59,000)
Net cash provided by (used in) operating activities	99,000	(376,000)

Cash flows from investing activities
Acquisition of fixed assets	(45,000)	(48,000)
Net cash used in investing activities	(45,000)	(48,000)

Cash flows from financing activities
Repayment of note payable	(41,000)	(25,000)
Subscriptions payable	3,000	-
Net proceeds from the issuance of common stock	25,000	323,000
Net cash provided by financing activities	(13,000)	298,000

Net increase (decrease) in cash equivalents	41,000	(126,000)
Cash equivalents - beginning	21,000	157,000
Cash equivalents - ending	$62,000	$31,000

Supplemental disclosures:
Interest paid	$7,000	$10,000

Supplemental schedule of noncash operating and investing activities:
Inventory converted to fixed asset	$-	$9,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Should the sale of its software involve an arrangement with multiple elements (for example, the sale of a software license along with the sale of maintenance and support to be delivered over the contract period), the Company allocates revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. The Company defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount at the time of the delivery of the product or when all other revenue recognition criteria have been met. Fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals of maintenance contracts. Fair value of services, such as training or consulting, is based upon separate sales of these services to other customers.  The Company follows the guidance in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with paragraphs 85 - 91 of SOP 97-2.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At September 30, 2007 and September 30, 2006, there were no custom software development arrangements in progress.

From time to time, the Company has effected sales of its enterprise-level software in return for barter credits for advertising.  The software was valued at the same price it would have been valued if it had been sold for cash.  The revenue was recognized when the software was transferred to the customer, along with a corresponding receivable for the barter credits.  The advertising expense is recognized as the ads are placed.  The value of any remaining barter credits is reviewed at the end of each fiscal year for possible impairment, and any such impairment loss is recorded at that time.   During the quarters ended September 30, 2007 and 2006, the Company recognized $0 and $0 in revenue from barter transactions.  At September 30, 2007, the Company had $0 in prepaid barter credits.

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

Cash and cash equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At September 30, 2007, the Company had $0 in cash and equivalents that exceeded federally insured limits.

Trade Accounts Receivable:

The Company extends unsecured credit to customers under normal trade agreements which generally require payment within 30 - 45 days.  Accounts not paid within 15 days after their original due date are considered delinquent.  Unless specified by the customer, payments are applied to the oldest unpaid invoice.  Accounts receivable are presented at the amount billed.

The Company also estimates an allowance for doubtful accounts, which amounted to $22,000 and $12,000 at September 30, 2007 and 2006, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, for the quarters ended September 30, 2007 and 2006 totaled $3,000 and $0, respectively.

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

New Mexico Software, Inc.

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes:

As of September 30, 2007, the Company’s federal net operating loss carryforwards were approximately $13,844,000.  The Company had a provision for (benefit from) income taxes of $0 and $0 for the three months ended September 30, 2007 and 2006; and $0 and $0 for the nine months ended September 30, 2007 and 2006, respectively.

The Financial Accounting Standards Board has published FASB Interpretation No. 48 (FIN No. 48),  “Accounting for Uncertainty in Income Taxes,” to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes,” on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition.  To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the statement of operations.  FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The Company has completed its evaluation of the effects of FIN No. 48 and has concluded that the adoption of FIN No. 48 did not impact the financial statements for the quarter ended September 30, 2007.  The Company’s federal tax returns are potentially open to examinations for fiscal years 2003 through 2006.

Per share data:

The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock.  All potentially dilutive securities have been excluded from the computations since they would be antidilutive, however, these dilutive securities could potentially dilute earnings per share in the future. Options and warrants exercisable for 5,626,712 and 2,256,545 shares of common stock have been excluded from the diluted loss per share calculation for the years ended September 30, 2007 and 2006 respectively, because inclusion of such would be antidilutive.

Research and development expenses:

Costs of research and development activities are expensed as incurred.

Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $9,000 and $101,000 for the nine months ended September 30, 2007 and 2006, respectively.

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

New Mexico Software, Inc.

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation:

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company provides newly issued shares to satisfy stock option exercises.  There were 12,000,000 and 5,000,000 option awards granted to employees and directors in the years ended December 31, 2006 and 2005.  Of the 5,000,000 option awards granted in 2005, 4,500,000 were cancelled in 2006 and 250,000 were cancelled in the first quarter of 2007.  During the nine months ended September 30, 2007 and 2006, the Company recorded $101,000 and $176,000, respectively, in expense related to option grants to employees and directors.

As of September 30, 2007, the Company has reserved 1,000,000 shares of its common stock for issuance upon exercise of stock options and warrants.

Software development:

The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs. Technological feasibility is generally achieved upon satisfactory beta test results. Upon achieving technological feasibility, programming costs are capitalized and amortized over the economic useful live which is estimated to be two years. There were no capitalized software development costs as of September 30, 2007 and 2006.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $13,844,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

New Mexico Software, Inc.

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

NOTE 4 - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of September 30, 2007 consisted of the following:

Computers	$ 376,000
Furniture, fixtures and equipment	121,000
Automobiles	41,000
Leasehold improvements	20,000
558,000
Accumulated depreciation	(449,000)
$ 109,000

NOTE 5 - NOTE PAYABLE

During January 2001, the Company borrowed $300,000. The loan is collateralized by substantially all of the Company's assets and personally guaranteed by an officer of the Company. The note was renewed with a due date of July 24, 2002 at a current interest rate of 7%. On July 24, 2002, the Company paid $50,000 of principal and $10,525 of interest. The remaining $250,000 of principal was extended to October 24, 2002 at a current interest rate of 7%.  Management has continued to negotiate extensions by paying a portion of the principal and all accumulated interest owed at the due dates.  At December 31, 2006, the Company had a balance due of $39,000.  In April 2007, the Company paid $25,000 in principal and approximately $1,000 in interest, and the remaining $13,000 was extended until October 15, 2007 with a current interest rate of 9.25%.  In September 2007, the Company paid the final $13,000 in principal and approximately $1,000 in interest.  As of September 30, 2007, the Company had no balance due.

In April 2002, the Company borrowed $12,500.  The loan is due on demand and bears no interest.  In August 2007, the Company paid $3,000 toward the principal balance of the note.  As of September 30, 2007, the Company had a balance due of $9,500.

NOTE 6 - CAPITAL TRANSACTIONS

Common stock:

During the nine-month period ended September 30, 2007, the Company effected the following stock transactions:

The Company issued a total of 11,121,755 shares of the Company’s $0.001 par value common stock to employees in lieu of salary, which was valued at $353,000.

The Company issued a total of 3,794,859 shares of the Company’s $0.001 par value common stock to outside contractors in exchange for services rendered of $104,000.

The Company issued a total of 50,000 shares of the Company’s $0.001 par value common stock to a shareholder in payment of interest, which was valued at $1,000.

The Company issued a total of 1,000,000 shares of the Company’s $0.001 par value common stock in exchange for cash of $25,000.

Warrants:

During the nine-month period ended September 30, 2007 there were no warrants issued and none exercised.

New Mexico Software, Inc.

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

NOTE 6 - CAPITAL TRANSACTIONS (CONTINUED)

Warrants (Continued):

The following is a summary of warrants outstanding as of September 30, 2007:

Number of Warrants	Exercise Price	Expiration Date
1,161,545	$0.21	July 24, 2009
110,000	$0.25	July 24, 2008
700,000	$0.15	June 29, 2011
2,000,000	$0.03	October 17, 2011

Stock options:

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant.  The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  Exercise prices and weighted-average contractual lives of stock options outstanding as of September 30, 2007 are as follows:

Options Outstanding				Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Remaining Prices	Number Exercisable	Exercise Price
$0.01-$0.049	12,500,000	9.10	$0.03	500,000	$0.04
$0.05-$0.30	3,235,000	3.86	$0.06	3,110,000	$0.06
$0.31-$0.50	100,000	3.50	$0.39	100,000	$0.39

Summary of Options Granted and Outstanding:

	For the nine months ended September 30,
	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	16,085,000	$0.04	8,879,500	$0.12
Granted	500,000	$0.04	-	-
Cancelled	(750,000)	$0.07	(294,500)	$0.22
Exercised	-	-	-	-
Outstanding at end of year	15,835,000	$0.04	8,585,000	$0.12

New Mexico Software, Inc.

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

NOTE 6 - CAPITAL TRANSACTIONS (CONTINUED)

Stock options (Continued):

During the nine months ended September 30, 2007, approximately $101,000 of stock option expense was recorded for options granted in prior periods using the Black-Scholes option pricing model based upon the following assumptions: term of 10 years, risk free interest rates ranging from 3.5% to 4.5%, a dividend yield of 0% and volatility rates ranging from 155% to 162%.

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

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2007. The agreement allows for a one-year renewal option unless terminated by either party.  Base salary is $60,000 per annum with available additional cash compensation as defined in the agreement.  Compensation under this agreement of $56,000 is included in general and administrative expenses for the quarter ended September 30, 2007.  The non-competition agreement commences upon the termination of the employment agreement for a period of one year.   At September 30, 2007, there was a total of $2,000 in accrued payroll for this executive.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in Albuquerque, New Mexico.  Future minimum lease payments as of September 30, 2007 are as follows:

Year	Amount
2007	$ 15,000
2008	$ 60,000
2009	$ 20,000

Rent expense for the nine months ended September 30, 2007 and 2006 amounted to $46,000 and $48,000, respectively.

NOTE 9 - SUBSEQUENT EVENTS

Since September 30, 2007, the Company has issued 980,606 shares of the Company’s $0.001 par value common stock, valued at approximately $34,000, predominantly consisting of salaries and services.  The Company also issued 1,000,000 shares to a shareholder in exchange for $30,000 cash.

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

During the year ended 2006, our focus was on increasing our monthly recurring revenues, rather than relying on large one-time software sales.  Our monthly recurring revenues have increased from an average of just under $43,000 per month during the first quarter of 2006 to just under $80,000 per month during the current quarter, and our customer base for recurring revenues has grown by over 50% during that time period.  One of our current goals is to continue this growth during 2007, although there is no guarantee that it will continue at the same rate.  During 2007, we also are concentrating on keeping our general and administrative expenses low by allocating our resources where they provide the most value, as well as clearing any remaining old liabilities from our balance sheet.  We anticipate that the combination of efforts in growing our recurring revenues and reducing our administrative expenses will help us achieve our goal of becoming profitable.

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

RESULTS OF OPERATIONS

A summary of operating results for the three months ended September 30, 2007 and 2006 is as follows:

	2007		2006
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenues	$ 233,000	100.0%	$ 199,000	100.0%
Cost of service	115,000	49.4%	107,000	53.8%

Gross profit	118,000	50.6%	92,000	46.2%

General & administrative	270,000	115.9%	499,000	250.7%
Depreciation & amortization	11,000	4.7%	8,000	4.0%
Research & development	11,000	4.7%	72,000	36.2%

Net operating (loss)	(174,000)	(74.7)%	(487,000)	(244.7)%

Other income (expense)	(3,000)	(1.3)%	(4,000)	(2.0)%

Net income (loss)	(177,000)	(76.0)%	(491,000)	(246.7)%

Earnings (loss) per share	$ 0.00		$ (0.01)

A summary of operating results for the nine months ended September 30, 2007 and 2006 is as follows:

	2007		2006
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenues	$ 740,000	100.0%	$ 644,000	100.0%
Cost of service	292,000	39.5%	332,000	51.6%

Gross profit	448,000	60.5%	312,000	48.4%

General & administrative	737,000	99.5%	1,544,000	239.8%
Depreciation & amortization	34,000	4.6%	22,000	3.4%
Research & development	95,000	12.8%	124,000	19.2%

Net operating (loss)	(418,000)	(56.4)%	(1,378,000)	(214.0)%

Other income (expense)	(4,000)	(0.5)%	(21,000)	(3.2)%

Net income (loss)	(422,000)	(57.0)%	(1,399,000)	(217.2)%

Earnings (loss) per share	$ 0.00		$ (0.02)

Revenues:  Total revenues increased 17.1%, or $34,000, for the quarter ended September 30, 2007, as compared to the same period in the prior year (the “comparable prior year period”).  Total revenues increased 14.9%, or $96,000 for the nine months ended September 30, 2007, as compared to the comparable prior year period.  These revenues were primarily generated from the following four revenue streams:

1.

Revenues from software hosting and maintenance decreased 10% or $11,000 for the third quarter of 2007 as compared to the comparable prior year period.  Revenues from software hosting and maintenance increased 5%, or $18,000 for the nine months ended September 30, 2007, as compared to the comparable prior year period.  These changes are due to a combination of factors.  The increase for the year to date is the result of a net increase in customers during the year.  The decrease for the quarter is due to the loss of one customer during the second quarter of 2007 which reduced the revenue for the current quarter as compared to the third quarter last year.  Software maintenance consists mainly of hosting and managing our customers’ data on our systems, and to a lesser extent includes technical support programs associated with our products.  Based on the market response to our DFC3 and XR-Express products during 2006, and with the introduction of the DDS-Express dental management system in 2007, management anticipates that revenues from software hosting and maintenance will continue to increase in the coming year, although it is not possible to predict the rate of increase until we have been actively marketing the products for some time.

2.

Revenues generated by XR-EXpress report fees increased 70%, or $39,000 during the quarter ended September 30, 2007, as compared to the comparable prior year period.  Revenues generated by XR-EXpress report fees increased 145%, or $171,000 during the nine months ended September 30, 2007, as compared to the comparable prior year period.  This increase reflects the sales growth of XR-EXpress over the last year.  Approximately 258,000 reports were generated in the first nine months of 2007, as compared with approximately 83,000 in the first nine months of 2006.  We are still adding several new XR-EXpress customers per quarter.  As a result, we expect further increases in this revenue category for 2007, but it is not possible to predict the rate of increase until we have been actively marketing the products for some time.

3.

Revenues generated by software sales and licenses increased over 100%, or $14,000, for the quarter ended September 30, 2007, as compared to the comparable prior year period.  Revenues generated by software sales and licenses decreased 79%, or $77,000 for the nine months ended September 30, 2007, as compared to the comparable prior year period.  These changes are a result of several factors.  The decrease for the year to date is the result of a major sale of multiple software licenses to two XR-EXpress customers during the second quarter of 2006 that was not repeated during 2007.  The increase for the quarter is due to the addition of several new XR-EXpress customers during the third quarter of 2007.  Software sales will most likely vary from one quarter to the next during 2007 as we continue to add new customers for XR-EXpress, DFC3, DDS-Express and TORC.  However, these products tend to provide more revenue from software maintenance than software sales due to our focus on hosted models.

4.

Custom programming revenue increased 200%, or $12,000, for the quarter ended September 30, 2007, as compared to the comparable prior year period.  Custom programming revenue decreased 53%, or $26,000 for the nine months ended September 30, 2007, as compared to the comparable prior year period.  These changes are a result of inconsistency in custom programming projects.   The increase for the quarter is due to a custom programming project during the current quarter as compared to none during the comparable prior year period.  The decrease for the year is due to an overall reduction in custom programming projects as compared to the comparable prior year period.  Since we have reduced our focus on sales of enterprise-level systems based on our Roswell technology requiring substantial customization, the number of custom programming projects requested by customers has been inconsistent.  We continue to offer programming services for customer database integration, and for other projects for our existing customers.

We also generated revenue from hardware sales, scanning services and other services.  Revenue from hardware sales decreased 44%, or $4,000 for the quarter ended September 30, 2007, as compared to the comparable prior year period, and increased 34%, or $8,000 for the nine months ended September 30, 2007, as compared to the comparable prior year period.  Hardware sales are associated with sales of our XR-EXpress and DFC3 software, and may be inconsistent from quarter to quarter, since our focus is mainly on services.  Approximately half of the hardware sales during 2007 have come from new customers.  Although we have not emphasized hardware sales in the past, we expect that the diversification of our DFC3 product into various appliance models, along with the continued growth of XR-EXpress, will result in increased hardware revenues during 2007.  It will not be possible to predict the impact of these sales on hardware revenues until we have been actively marketing the products for some time.  Revenue from scanning services decreased 100%, or $15,000 during the quarter ended September 30, 2007, and increased 44%, or $7,000 for the nine months ended September 30, 2007.  The decrease for the quarter is due to the fact that we had no scanning projects during the current quarter.  The increase for the nine-month period is the result of one major scanning project that began in the second half of 2006 and was completed during the second quarter of 2007.

Cost of Services.  Cost of services increased 7.5%, or $8,000, for the quarter ended September 30, 2007, as compared to the comparable prior year period.  Cost of services decreased 12.0%, or $40,000 for the nine months ended September 30, 2007.  During the first quarter of 2007, we reversed a charge of approximately $40,000 related to our XR-EXpress product as a result of a contract renegotiation.  The remaining cost of services were constant for the first nine months of 2007 as compared to the comparable prior year period.

For the quarter ended September 30, 2007, cost of services as a percentage of revenues was 49.4%, as compared with 53.8% for the comparable prior year period.  For the nine months ended September 30, 2007, cost of services as a percentage of revenues was 39.5%, as compared with 51.6% for the comparable prior year period.  The decrease this year is a result of the increased revenues for the year to date as compared with the prior year period, coupled with the reversed charge mentioned above.  During the current fiscal year, approximately 81% of our cost of sales consists of salaries and compensation-related expenses.  We consider these costs to be directly associated with our ability to generate revenues, however, they do not vary with revenues in that much of those costs are fixed.  As a result, the gross margin percent will vary as sales vary. We anticipate that as revenues increase in the coming year, the cost of goods and services required to support those revenues will continue to increase, and engineering salaries will also increase as we hire additional staff to support a greater number of products and customers.  However, we expect that revenues will increase at a greater rate than cost of services, since most of our costs are relatively fixed.

General and Administrative.  General and administrative expenses decreased 45.9%, or $229,000, for the quarter ended September 30, 2007, as compared to the comparable prior year period. General and administrative expenses decreased 52.0%, or $807,000, for the nine months ended September 30, 2007, as compared to the comparable prior year period.  Approximately 66% of the decrease is due to a reduction in consulting and legal fees during the current fiscal year, approximately 12% is due to decreased advertising expenses, and the remainder is due to a reduction in administrative staffing as compared to the first nine months of 2006.

For the quarter ended September 30, 2007, general and administrative expenses as a percentage of revenues were 115.9%, as compared with 250.7% for the comparable prior year period.  For the nine months ended September 30, 2007, general and administrative expenses as a percentage of revenues were 98.8%, as compared to 239.8% for the comparable prior year period.  These decreases are due to the combination of increased revenues and the reductions in administrative expenses mentioned above during the current fiscal year.  Management believes the ratio of general and administrative costs to revenues will decrease in the future because revenues will increase at a greater rate than general and administrative costs, but until we have been in the active marketing phase for a longer period, management is unable to yet determine to what extent this percentage may change in the future.

Depreciation and Amortization.  Depreciation and amortization expenses increased 37.5%, or $3,000, for the quarter ended September 30, 2007, as compared to the comparable prior year period.  Depreciation and amortization expenses increased 54.5%, or $12,000, for the nine months ended September 30, 2007, as compared to the comparable prior year period.  Approximately 30% of the increase is due to the purchase of software to be used in the development of several of our products, and the remaining 70% of the increase is due to the purchase of an automobile.

Research and Development.  Research and development expenses decreased 84.7%, or $61,000, for the quarter ended September 30, 2007, as compared to the comparable prior year period.  Research and development expenses decreased 23.4%, or $29,000, for the nine months ended September 30, 2007, as compared to the comparable prior year period.  These decreases are due to the fact that we completed the first version of our DDS-Express product at the end of the second quarter 2007.  However, in the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  Management anticipates that research and development costs in the future will focus both on the upgrading of our existing products and the continued development of new products using our core technology; therefore they will remain relatively steady in the coming year.

Other Income.  Interest expense decreased 25%, or $1,000 for the quarter ended September 30, 2007, as compared to the comparable prior year period, and decreased 52%, or $11,000 for the nine months ended September 30, 2007, as compared to the comparable prior year period.  The decrease in interest expense was a result of the final payment during the first quarter of 2007 of the past-due tax obligation to the IRS, as well as the final payment during the third quarter of 2007 of the note payable to Los Alamos National Bank.  We also had a gain on disposal of fixed assets of $6,000 during the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, cash and cash equivalents totaled $62,000, representing a $41,000 increase from the beginning of the period.  This increase results from the following activities:

Operating activities provided a source of $99,000 of cash for the nine months ended September 30, 2007, as compared to using $376,000 for the comparable prior year period.  The increase in the net source of cash was due to several major factors.  The first factor is a decline in net loss of $977,000 from the comparable prior year period.  The second factor is the use of cash for the payment of $150,000 in legal settlements in the first half of 2006 which was not repeated during the current fiscal year.  The third factor is a reduction of $688,000 in stock and options issued for salaries and services during the nine months ended September 30, 2007, as compared to the comparable prior year period, which constituted a decrease in sources of cash for the current fiscal year.  The final factor is the payment of various accounts payable during 2007, resulting in an increase in net use of cash of $88,000 for the current fiscal year as compared to the comparable prior year period.

Investing activities used $45,000 for the nine months ended September 30, 2007, as compared to $48,000 for the comparable prior year period.  During February 2007 we purchased a replacement automobile for our CEO, and during the first nine months of 2006 we purchased new computer equipment.

Financing activities used $13,000 for the nine months ended September 30, 2007, as compared to providing $298,000 for the comparable prior year period.  The decrease is due to the fact that only $25,000 of common stock was issued for cash during the current fiscal year as compared with $323,000 during the comparable prior year period, coupled with the early repayment of the note payable to Los Alamos National Bank during the third quarter of 2007.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space.

At September 30, 2007 we had a working capital surplus of $50,000 as opposed to a working capital surplus of $75,000 at September 30, 2006.  This decrease is primarily due to the write-off of the prepaid advertising credits at the end of 2006.  We have incurred operating losses and negative cash flows for the past two fiscal years that have been funded through the issuance of additional equity securities.  We have seen our cash flow from operations gradually increase during the last year, and we have had a corresponding reduction in the number of equity securities issued to supplement cash flow and for payment of salaries.  However, we are still issuing securities for the payment of certain salaries and contractors’ fees.  We may also continue to sell equity securities and incur debt as needed to meet our operating needs.

We anticipate that our primary uses of cash in the next six months will be allocated to finish satisfying long-term obligations and for general operating purposes.  Based on cash flow projections, our cash requirements for the next six months at the current level of operations will be approximately $700,000 to $800,000.  We are currently generating cash flow from operating revenues of $75,000 to $90,000 per month, and this amount has increased steadily since the beginning of 2006.  This level of cash flow will allow us to meet current obligations and maintain our current level of operations as long as we continue to issue equity compensation to a few employees and consultants.  Our goal for 2007 is to generate cash flow from operations as necessary to fund all operating expenses as well as expected growth in the near future and to position the company to begin profitable operations in early 2008.  We expect the upward trend in recurring revenues to continue in 2007, although it is not possible to predict the rate of increase until our new products have been established in the market for a reasonable period of time.

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

(b)  Reports.  No reports on Form 8-K were filed during the quarter ended September 30, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW MEXICO SOFTWARE, INC.

Date:  November 13, 2007

By  /s/  Richard Govatski

Richard Govatski, President

Date:  November 13, 2007

By  /s/  Teresa Dickey

Teresa Dickey, Treasurer  (Principal

Financial Officer)