Form 10KSB
period 2007-12-31
NEW MEXICO SOFTWARE, INC
filed 2008-04-01
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [ ] NO [X]

REVENUES FOR YEAR ENDED DECEMBER 31, 2007:  $988,000

AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 30, 2008, WAS: $ 2,469,680

NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF MARCH 30, 2008:   107,377,373

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format YES [ ] NO [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Our History and Background

Our business was incorporated in New Mexico in 1996 under the name of New Mexico Software, Inc.  We were acquired by Raddatz Exploration, Inc., a publicly traded Delaware corporation, in 1999.   Raddatz changed its name to NMXS.com, Inc., and operated New Mexico Software, Inc. as a wholly-owned subsidiary.    On January 1, 2006, NMXS.com, Inc. merged into its newly incorporated, wholly-owned subsidiary, New Mexico Software, Inc., a Nevada corporation, for the sole purpose of changing its state of incorporation and its name.

Our address on the World Wide Web is www.nmxs.com.  The information at that web site is not part of our annual report, and we specifically disclaim any liability under federal securities law related to the web site.

Our Business

We provide Software-As-A-Service solutions for a wide variety of industries.  We offer our services via our innovative, web-based technology that allows customers in medical, dental, entertainment, any type of commercial business and not for profit organizations to optimize their operations without spending significant time and money on upfront costs for hardware, software, tech support and training.  According to a Trumba Corporation white paper entitled “Five Benefits of Software As A Service” (www.trumba.com/connect/knowledgecenter/ click on the link for “White Papers”), soon “all applications used by organizations, except made-to-order applications that provide competitive advantage, will be delivered as web-hosted services via a browser.”  We believe we are at the forefront of this shift in software technology.

Our Products

Every industry shares the need to track, organize and distribute information efficiently and accurately.  Our software solutions are the service that bridges the gap between the paper and digital worlds.  Our software solutions reduce dependence on paper files and physical images.  In addition to organizing and archiving, our software solutions enable a company to control access to and dissemination of its digital files, providing protection of the digital assets.

XR-EXpress:  XR-EXpress is a secure, HIPAA-compliant system that enables medical providers to examine medical images such as x-rays, EKG’s, and ultrasounds over the Internet.  The originating medical facility or service provider uploads medical images as high-resolution DICOM digital files to our secure servers.  The digital files are tagged with patient information.  The independent radiologist then accesses the digital image on our secure servers through his or her own computer and returns the report to our secure server for access by the treating physician.  XR-EXpress significantly reduces the time between the imaging event and report delivery.  Our workflow technology provides scheduling, monitoring and reporting functions, which boosts the customer’s efficiency and productivity while enhancing patient care.  XR-EXpress is structured and delivered as a hosted model, reducing the customer’s need for capital investment in technology and eliminating technology support costs.

MedConExpress:  MedConEXpress is a secure, HIPAA-compliant system that enhances the quality of neurosurgery, trauma, cardiology and pediatric care by facilitating referrals and consultations.  MedConEXpress enables a referring hospital to instantly transmit digital diagnostic images and reports to a consulting physician, providing a means for the consulting doctor to aid the attending physician in applying the appropriate care.  We believe MedConExpress is especially useful when the patient is a distance from a Class I Trauma Facility and transport decisions must be made quickly and cost effectively.  MedConEXpress enables hospitals to avoid unnecessary transports, more effectively utilize resources, and make better triage and management decisions, thus saving money and facilitating superior patient care.  MedConEXpress will soon be available with videophone capabilities for face-to-face remote diagnosis.  The call can be stored digitally and linked with the appropriate patient images and reports to provide documentation for billing purposes.  MedConEXpress is also structured and delivered as a hosted model, reducing the customer’s need for technology and capital investment.

Business EXpress (Formerly DFC3):  Business EXpress is the evolution of our DFC3 product into a business automation platform.   For the first time, our customers can automate common paper tasks with PDF files and Javascript using any Web 2.0 compliant device.  Since our Business EXpress server is hosted online, customers can stay synchronized at their desks and on their mobile devices.

DDS-EXpress:  DDS-Express is an online dental solution including practice management software, clinical charting, online insurance claim filing, digital image storage, referrals and consultations, and secure off-site data backup.  These features are integrated into an online hosted package.  DDS-Express is available for dental offices.

Our Technology

Our technology is the key to our product differentiation.  We engineer our products around a central core of unique Internet technology.  This proprietary technology makes it possible to rapidly view, distribute and manage a variety of media files such as documents, graphic images, animation sequences, film clips, audio files, x-rays, other medical images and high-definition media streams.  The value of our core technology is that it provides maximum flexibility in the presentation of digital images to the customer, and integrates general browsing capabilities with specific search capabilities in one product.

All of our products are accessed via the Internet.  This means that the customer needs only a PC with browser capability to be able to use our products.  No additional expensive equipment, software or tech support is required, and training is accomplished smoothly and quickly.  The customer’s data is available 24 hours per day, so that the customer can work according to his or her own schedule with productivity available around the clock.  Additionally, documents and images can be viewed from or distributed anywhere in the world at any time.

These unique features make our core technology adaptable to and highly desirable in a wide variety of commercial applications.  Basically, any company in any industry that manages digital assets and makes use of browser and search engine technology can benefit from our products.

We are continuing to develop our core products using a mix of readily available Open Source software development tools.  The principal advantage in utilizing Open Source tools is the extremely high degree of portability they ensure and the ability to develop new software solutions relatively quickly and inexpensively.

Business Strategy

According to Global Industry Analysts, Inc. (http://news.yahoo.com/s/prweb/20080311/bs_prweb/prweb757154), the global market for Picture Archiving and Communication Systems (PACS) and teleradiology systems is projected to reach $4.4 billion by 2010. As the population ages and medical imaging technologies continue to advance, we believe that demand for sophisticated yet affordable diagnostic imaging technologies will grow each year.  Our medical imaging solutions offer the potential to avoid the high cost of purchasing, installing and implementing this type of medical imaging system, thus assisting the healthcare community’s need to reduce healthcare costs while simultaneously providing quality patient care and services.

Our greatest growth over the preceding two years has been in the medical division.  As a result, we will be focusing the majority of our marketing efforts in this area during the coming year. We believe that we can continue to take advantage of the growth in the telemedicine market in general and the telemedicine market in particular during the next few years to further expand our customer base and our revenues.

Our efforts during the last three years to increase our monthly recurring revenues have been successful in that we are now funding all of our monthly expenses from operating cash flow.  As a result of these efforts, our business strategy has gradually shifted during that time toward being a provider of business services rather than simply a software company.  During the next few years, we will implement this new strategy in a more formal way.  Our current strategy involves the following factors:

•

Continue to emphasize the flexibility and affordability of our products as hosted applications.  The customer does not need extensive hardware, software or technology staff to use our products.  Also, we are usually able to get new customers operational within days, including training.

•

Leverage our technology that we have developed during the last nine years to become a service provider.  Our workflow technologies can significantly improve our customers’ efficiency and productivity, as well as help them to provide high-quality customer service.

•

Continue to expand the products and services we offer.  For example, we are in the process of introducing a dispatch module for our XR-EXpress product, and we will soon introduce an accounting module, as well as the ability to transmit specialized medical images and other high resolution digital information.  Our MedConEXpress product will soon offer remote consultation via videophones.  We also are beginning work on applications for Apple iPhones.  These applications are programs facilitating the instant delivery of certain data, with multiple uses in the medical and security industries.

•

Create new markets and expand existing markets for our products.  For example, our XR-EXpress product is now in use in several prison and jail systems in the country.

•

Continue to offer extraordinary customer service.

Competition

Other, better-financed companies may be developing similar products that could compete with our products.  Such competition could materially adversely affect our business, financial condition, performance and prospects.  While the Internet technology marketplace is extremely competitive, we believe we have a first-to-market advantage with our products.  However, other highly capitalized companies that have recognized the absence of digital image management products could overwhelm our first-to-market advantage with expensive and expansive media blitzes that create the perception of a dominant market presence and/or superior products.  If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations, and financial condition will be materially and adversely affected.  The risk factor inherent in the use of Open Source software development tools is the fact that a sophisticated competitor might be able to imitate our work and produce similar functionality.  Any such imitation, should it occur, could have material adverse effects on our business, financial condition, performance and prospects.

Marketing and Customers

During the last three years we have concentrated on expanding our customer base for recurring revenues.  During this time, our most effective marketing tool has been customer referrals and direct sales.  During 2008, we plan to continue this approach to further build our customer base and to sustain our progress in growing our revenues.  This strategy, coupled with targeted trade shows and occasional direct marketing to XR-Express and DDS-Express customers, will be our marketing focus for the coming year.  Overall, we anticipate that our customer base will continue to broaden in the next year, giving more stability, steady growth, and predictability to our revenues.

Our Intellectual Properties

We have several proprietary aspects to our software that we believe make our products unique and desirable in the marketplace.  We believe the compiled object code that is accessible to our customers makes it difficult to discover the source code needed to create other similar programs, even though the code we use originates from Open Source.  Because we maintain our enterprise software code on dedicated servers in our Albuquerque data center, it provides better protection and security of our products.

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

The Health Insurance Portability and Accountability Act (HIPAA) provides standards for the use, dissemination and disclosure of protected health information.  Protected health information is any information about health status, provision of health care, or payment for health care that can be linked with an individual.  The act applies to any company that transmits health care data.  The act encourages the use of electronic transmission of data within the U.S. healthcare system, and provides three types of security safeguards that are required for compliance: administrative, physical and technical.  For each of these types, HIPAA identifies various security standards which must be adopted and administered by any entity covered by the act.  Our software strictly adheres to the privacy and security standards dictated by HIPAA.

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

Employees

As of March 31, 2008, we had 13 full-time and one part-time staff, including 6 in systems engineering and quality assurance; 4 in sales and customer support; and 4 in administration.

ITEM 2.  DESCRIPTION OF PROPERTY

We currently lease a 3,000 square foot facility in Albuquerque, New Mexico, at a cost of approximately $4,750 per month.  The lease expires on April 30, 2009.  The facility houses our administrative, marketing and engineering offices, and provides adequate room for expansion.  It also contains an advanced telephone system which will provide the capability needed to provide adequate customer telephone support.  We house our servers in a separate facility downstairs from ours, at a cost of approximately $1,700 per month on a month-to-month basis. The two locations are networked together by fiber optics.  In this facility we have access to a large power generator, which enables our servers to continue operating during power outages.

ITEM 3.  LEGAL PROCEEDINGS

We are not engaged in any legal proceedings, and do not know of any threatened litigation or claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the year ended December 31, 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our stock is quoted on the OTC Bulletin Board under the symbol “NMXC.”  The table below sets forth, for the periods indicated below, high and low bids for our common stock.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.  The source of this information is Big Charts: www.bigcharts.com.

	Quarter	High	Low
FISCAL YEAR ENDED	First	$0.24	$0.101
DECEMBER 31, 2006	Second	$0.155	$0.09
	Third	$0.109	$0.055
	Fourth	$0.095	$0.031

FISCAL YEAR ENDED	First	$0.036	$0.036
DECEMBER 31, 2007	Second	$0.044	$0.029
	Third	$0.035	$0.025
	Fourth	$0.031	$0.030

FISCAL YEAR ENDED	First	$0.038	$0.020
DECEMBER 31, 2008	(to March 25, 2008)

Recent Sales of Unregistered Securities

During 2007, we issued 2,207,706 shares of our common stock to Bruce Stabile.  We did not pay and no one acting on his behalf or to our knowledge paid any commissions of other compensation with respect to the sale of any of these shares to Mr. Stabile.  We made the sale directly to Stabile.  We issued the shares to him in return for contract services valued at $61,000.  Mr. Stabile acknowledged the investment nature of the securities issued, and we believe Mr. Stabile has such knowledge and experience in business and financial transactions that he was able to understand and evaluate the risks and merits of investment in a high-risk enterprise.  A legend was placed on each certificate, prohibiting public resale of the shares, except in compliance with Rule 144.  We claim exemption from the registration requirement of the Securities Act of 1933, as amended (the “Act”) by reason of Section 4(2) of the Act and the rules and regulations thereunder, on grounds that this sale did not involve a public offering within the meaning of the Act.

On October 30, 2007, we issued 1,000,000 shares of our common stock to John Shaver.  We did not pay and no one acting on his behalf or to our knowledge paid any commissions of other compensation with respect to the sale of any of these shares to Mr. Shaver.  We made the sale directly to Mr. Shaver.  We issued the shares to him in return for cash payment of $30,000. Mr. Shaver acknowledged the investment nature of the securities issued, and we believe Mr. Shaver has such knowledge and experience in business and financial transactions that he was able to understand and evaluate the risks and merits of investment in a high-risk enterprise.  A legend was placed on each certificate, prohibiting public resale of the shares, except in compliance with Rule 144.  We claim exemption from the registration requirement of the Securities Act of 1933, as amended (the “Act”) by reason of Section 4(2) of the Act and the rules and regulations thereunder, on grounds that this sale did not involve a public offering within the meaning of the Act.

On August 15, 2007, we issued 1,000,000 shares of our common stock to Frank Reidy, a director of New Mexico Software.  We did not pay and no one acting on his behalf or to our knowledge paid any commissions of other compensation with respect to the sale of any of these shares to Mr. Reidy.  We made the sale directly to Mr. Reidy.  We issued the shares to him in return for cash payment of $25,000.  Mr. Reidy acknowledged the investment nature of the securities issued, and we believe Mr. Reidy has such knowledge and experience in business and financial transactions that he was able to understand and evaluate the risks and merits of investment in a high-risk enterprise.  A legend was placed on each certificate, prohibiting public resale of the shares, except in compliance with Rule 144.  We claim exemption from the registration requirement of the Securities Act of 1933, as amended (the “Act”) by reason of Section 4(2) of the Act and the rules and regulations thereunder, on grounds that this sale did not involve a public offering within the meaning of the Act.

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

Beginning in 2001, we issued shares in compensation to employees and consultants pursuant to stock issuance plans and related registration statements on Form S-8.  It has been brought to our attention in connection with our 2006 audit that the number of shares issued under these plans has exceeded the plan amounts and registered amounts, as follows:

Plan Designation	Shares Authorized and Registered	Shares issued
2005 Stock Issuance Plan	5,000,000	9,603,733
2006 Stock Issuance Plan	15,000,000	17,361,419
2007 Stock Issuance Plan	20,000,000	14,752,452

An aggregate of 8,086,491 were issued in excess of the number of shares authorized and registered during the years 2001 through 2006.  We believed we were issuing these shares in reliance upon the related S-8 registration statement and did not require a restrictive legend.  Notwithstanding the fact that we may have been able to rely in all cases on an exemption from registration had a restrictive legend been applied to the share certificates, including but not limited to Rule 701, we believe that most of the recipients of the shares have resold the shares into the public market before one year after the issue date and, not knowing the shares were in fact restricted securities, they did so without compliance with the Form 144 filing requirement and the other applicable requirements of Rule 144.  We have notified those persons who received the shares in excess of the plan and registered amounts that the shares are restricted securities and that compliance with Rule 144 is required with respect to any shares that remain unsold.  In 2007, we also notified the U.S. Securities and Exchange Commission regarding these probable violations; but we are not able to predict what action, if any, the Commission may take.  Such action could include among other things, administrative proceedings or civil court proceedings and, if taken, could result in consent order, fines and penalties which impact our future financial condition and restrict our ability to rely on exemptions from registration in the future sale of securities which have been essential in supporting our operations in the past. We did not pay any commissions or other compensation in connection with the issuances of these shares, which may be deemed to have been made by our officers on our behalf to persons with whom we had a previously existing relationship, all of whom were acquainted with us, our business, our financial condition and our prospects.  While we believed our compliance with the number of shares authorized under each of the respective plans was being monitored by our transfer agent, we have learned that this was not the case. We have instituted procedures to assure that over issuances do not occur in the future.

Shareholders

As of March 25, 2008, there were 348 holders of record of our common shares.

Dividends

We did not declare any cash dividends on our common stock during the year ended December 31, 2007.  We have no plans to pay any dividends to the holders of our common stock in 2008.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-KSB.

OVERVIEW

Through 2007, we have realized revenues from five primary sources:  (i) software sales and license fees; (ii) software hosting and maintenance services; (iii) custom programming; (iv) XR-Express usage fees, and (v) hardware sales.  We also occasionally realize revenues from scanning services and occasionally from other services.  With each sale of our enterprise-level products, the end user enters into a license agreement for which an initial license fee is paid.  The license agreement also provides that in order to continue the license, the licensee must pay an annual software maintenance fee for which the party receives access to product upgrades and bug fixes or product patches.  Software maintenance consists primarily of hosting and managing our customers’ data on our servers, as well as technical support programs for our products.

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

In general, our key indicator of operating progress is gross revenue.  For the years ended December 2007 and 2006, personnel-related expenses have accounted for approximately 80% of our total operating expenses, with fixed costs such as building and equipment rent, utilities, insurance, communications and depreciation accounting for an additional 10%.  The only personnel-related costs that are directly variable with sales are those associated with custom programming, because they are directly billable.  This means that over 70% of our expenses are relatively fixed.  All of the remaining expenses vary, but less than 5% vary directly with sales.   Until we have been marketing our products consistently for a certain period of time, gross revenue will remain the best gauge of our progress.

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

Income Taxes

Management evaluates the probability of the utilization of the deferred income tax assets.  We have estimated a $4,977,000 deferred income tax asset at December 31, 2006, related primarily to net operating loss carryforwards at December 31, 2007.  Management determined that because we have not yet generated taxable income it was not appropriate to recognize a deferred income tax asset related to the net operating loss carryforward.  Therefore, the fully deferred income tax asset is offset by an equal valuation allowance.  If we begin to generate taxable income, we may determine that some, if not all of the deferred income tax asset may be recognized.  Recognition of the asset could increase after tax income in the future.  Management is required to make judgments and estimates related to the timing and utilization of net operating loss carryforwards, utilization of other deferred income tax assets, applicable tax rates and feasible tax planning strategies.

Stock Based Compensation

We grant stock awards and stock options to employees and non-employees as consideration for services.  Management believes that the best indicator of value for stock awards is the trading value of the shares of stock on the date the Company enters into the agreements.  For non-employees, that date is generally the date on which the company is committed to such an agreement.  At times the Company may grant stock as payment for accrued but unpaid payroll.  In these cases, the Company values the shares at the trading price on the date they are granted and reduces the payroll accrual by the same amount.  We apply SFAS 123(R) for stock options granted to employees and non-employees by estimating the value of those awards using the Black-Scholes option pricing model.

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

RESULTS OF OPERATIONS

Revenues:

For the Year Ended December 31,
2007		2006
$988,000	compared to	$913,000	an increase of $75,000 or 8.2%

These changes are a result of the following factors:

1.  Software sales and licenses:

For the Year Ended December 31,
2007		2006
$23,000	compared to	$113,000	a decrease of $90,000 or 79.6%

The decrease in software sales and license revenue was mostly attributable to the addition of two new XR-EXpress customers in 2006.  Each of these customers purchased multiple copies of our XR-EXpress software during 2006.  Although we added several new XR-EXpress customers during 2007, none made major software purchases.  Software sales will most likely vary from one quarter to the next during 2008 as we continue to add new customers for XR-EXpress, MedConEXpress, Business EXpress, and DDS-Express.  However, since we are continuing to focus our efforts on building recurring revenues, we have modified our policy to include the cost of XR-EXpress software with the setup for new customers with at least ten divisions.  As a result, we expect our revenues from software sales and licenses to remain low during the coming year.

2.  Software hosting and maintenance:

For the Year Ended December 31,
2007		2006
$453,000	compared to	$458,000	a decrease of $5,000 or 1.1%

Revenue from hosting and maintenance for our older products decreased approximately $48,000 during 2007 as compared to 2006, while revenue from hosting our Business EXpress and XR-Express products increased $43,000 during 2007 as compared to 2006.  These changes reflect the continuing shift in our customer base from our older products to our newer ones.  Software maintenance consists mainly of hosting and managing our customers’ data on our systems, and to a lesser extent includes technical support programs associated with our products.   Our newer products have a broader customer base than our older products, with less revenue per customer; as a result, we expect this revenue category to increase slightly in the coming year as we add new customers.

3.  Custom programming revenue:

For the Year Ended December 31,
2007		2006
$22,000	compared to	$50,000	a decrease of $28,000 or 56.0%

The decrease in custom programming revenue during 2007 as compared to 2006 is due to a decrease in the number of custom programming projects in 2007 as compared to 2006.  Since we have reduced our focus on sales of enterprise-level systems requiring substantial customization, the number of custom programming projects requested by customers has been inconsistent.  We continue to offer programming services for customer database integration, and for other projects for our existing customers.

4.  XR-Express report fees:

For the Year Ended December 31,
2007		2006
$399,000	compared to	$196,000	an increase of $203,000 or 103.6%

This increase is the result of a net increase in XR-Express customers during 2007.  Approximately 357,000 reports were generated during 2007, as compared to approximately 151,000 reports during 2006.  The number of XR-EXpress clients increased to 50 from 30 during 2007.  We are still adding several new XR-EXpress customers per quarter, and we currently have over 3,000 end users of the software.  As a result, we expect further increases in this revenue category for 2008.

5.  Hardware, scanning and other revenues:

	For the Year Ended December 31,
	2007		2006
Hardware	$68,000	compared to	$78,000	a decrease of $10,000 or 12.8%
Scanning and other	$23,000	compared to	$18,000	an increase of $5,000 or 27.8%

All hardware sales were associated with sales of our XR-EXpress and Business EXpress software.  We expect this category to increase modestly in the coming year as we continue to add new XR-EXpress and Business EXpress customers.  We had one major scanning project that began in the second half of 2006 and was extended to the middle of 2007.  Although we still offer scanning, we are not emphasizing this service, so we do not anticipate any major projects in the future.

Cost of services:

For the Year Ended December 31,
2007		2006
$476,000	compared to	$467,000	an increase of $9,000 or 1.9%

This increase is a combination of several factors:  an increase in customer support staff relative to 2006 (approximately $70,000), a net increase in salaries due to compensation being paid via shares (approximately $73,000), a net decrease in costs for hardware and shipping related to our Business EXpress and XR-Express products (approximately $23,000), a net decrease in outside services due to the termination of a partnership agreement and the completion of the scanning project (approximately $112,000), and the cost of additional bandwidth (approximately $13,000).  The remaining decrease is due to a reduction in supplies and replacement parts for servers.  During 2007, approximately 80% of our cost of sales consisted of salaries, contract services and other personnel-related expenses for our engineering staff.  This percentage has been consistent over the last three years.  We consider these expenses to be directly associated with our ability to generate revenues, however, they do not vary with revenues in that much of those costs are fixed.  As a result, the gross margin percent will vary as sales vary.

General and administrative expenses:

For the Year Ended December 31,
2007		2006
$1,075,000	compared to	$2,875,000	a decrease of $1,800,000 or 62.6%

The decrease in general and administrative expenses was a result of several factors:  the termination of a barter agreement for advertising at the end of 2006 (approximately $595,000), termination of all consulting agreements at the end of 2006 (approximately $835,000), reduction in legal expenses due to the settlement of legal proceedings during 2006 (approximately $102,000), and reduction in personnel expenses due to staff reduction and issuance of options in 2006 (approximately $220,000).  The remaining decrease was due to a variety of miscellaneous factors.

Research and development costs:

For the Year Ended December 31,
2007		2006
$136,000	compared to	$195,000	a decrease of $59,000 or 30.3%

This decrease is entirely due to reduction in personnel costs as a result of our continued focus during 2007 toward marketing and supporting our completed products.

During 2007, over 90% of our research and development costs are directly associated with staffing.  In the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software that require modification.  Management anticipates that research and development costs in the future will focus both on the upgrading of our existing products and the continued development of new products using our core technology; therefore they will remain relatively steady during the coming year.

Depreciation and bad debt expense:

	For the Year Ended December 31,
	2007		2006
Depreciation expense	$37,000	compared to	$31,000	an increase of $6,000 or 19.4%
Bad debt expense	$12,000	compared to	$23,000	a decrease of $11,000 or 47.8%

The increase in depreciation expense was entirely due to the purchase of a new truck during 2007.  The decrease in bad debt expense is due to improved communications with our customers, more comprehensive credit screening, and more targeted collections efforts.

Interest expense:

For the Year Ended December 31,
2007		2006
$10,000	compared to	$45,000	a decrease of $35,000 or 77.8%

The decrease in interest expense was due to the retirement during 2007 of both our IRS obligation and our note payable to Los Alamos National Bank, resulting in significantly reduced interest charges.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, cash and cash equivalents totaled $59,000, representing a $38,000 increase from the beginning of the period.  The increase in available cash was due to a combination of several factors during the year:

Operating activities:

For the Year Ended December 31,
2007		2006
provided $55,000	compared to	used $(342,000)	an increase in available cash of $397,000

The primary reason for the increase in available cash from operations during 2007 was the decrease in net loss of $1,984,000 for 2007 over 2006.  The decrease in net loss was offset by a decrease of $1,382,000 in stock and options issued for salaries and services during 2007 as compared to 2006.

Other major factors included an increase of $361,000 in available cash during 2007 that was mostly related to the termination of the legal settlements and the IRS obligation, and a decrease of $568,000 in available cash during 2007 due to the write-off of the barter agreement for advertising credits at the end of 2006.

Investing activities:

For the Year Ended December 31,
2007		2006
used $(31,000)	compared to	used $(67,000)	an increase in available cash of $36,000

During 2007, we purchased only $31,000 of fixed assets as compared to $67,000 during 2006.

Financing activities:

For the Year Ended December 31,
2007		2006
provided $14,000	compared to	provided $273,000	a decrease in available cash of $259,000

This decrease was entirely due to a reduction in the issuance of common stock for cash during the year ended 2007.  During 2007 we issued approximately 2,000,000 shares of common stock for gross proceeds of approximately $55,000.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space.

At December 31, 2007 we had a working capital surplus of $95,000 as opposed to a working capital deficit of $130,000 at the end of 2006.  This increase is primarily due to the reduction in current liabilities as a result of the payment in full of the legal settlements, the old IRS obligation and the note payable to Los Alamos National Bank.  We have incurred operating losses and negative cash flows for the past two fiscal years that have been funded through the issuance of additional equity securities.  Approximately 5% of our cash flow for 2007 was funded by the sale of equity securities during the year, as compared to 27% for the prior year.  Our monthly recurring revenues increased from an average of $45,000 per month in early 2006 to nearly $70,000 per month during 2007.  We may also continue to sell equity securities and incur debt as needed to meet our operating needs during 2008.

We anticipate that our primary uses of cash in the next year will be for general operating purposes.  Based on cash flow projections, our normal operating cash requirements for the next twelve months will continue to be approximately $1,200,000.  Our goal during 2007 was to be funding our operating requirements entirely from revenues by the end of the year, and we did achieve that goal.  We are currently generating cash flow from recurring revenues of approximately $70,000 per month, and this amount has increased steadily since the beginning of 2006. We also generate revenues from sales of software, hardware, and custom programming projects.  This level of cash flow will allow us to maintain our current level of operations.  Our goal for 2008 is to become profitable by the end of the year.  We expect the upward trend in recurring revenues to continue in 2008, although it is not possible to predict the rate of increase until our new products have been established in the market for a reasonable period of time.

ITEM 7. FINANCIAL STATEMENTS

(Beginning on the following page)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

New Mexico Software, Inc.

Albuquerque, New Mexico

We have audited the accompanying balance sheets of New Mexico Software, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Mexico Software, Inc. as of December 31, 2007 and 2006, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, the Company has incurred an accumulated deficit of $14,161,000 as of December 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

March 25, 2008

2580 Anthem Village Dr., Henderson, NV  89052

Telephone (702) 563-1600 * Facsimile (702) 920-8049

New Mexico Software, Inc.

Consolidated Balance Sheets

(Rounded to the nearest thousand)

(Audited)

As of
December 31,
2007
Assets

Current assets:
Cash and equivalents	$59,000
Accounts receivable, net	129,000
Inventory	22,000
Prepaid expenses and other assets	2,000
Total current assets	212,000

Furniture, equipment and improvements, net	90,000
Security deposits	4,000

Total Assets	$306,000

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$34,000
Accrued expenses	44,000
Deferred revenue	39,000
Total current liabilities	117,000

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 500,000 shares authorized,
0 shares issued and outstanding as of 12/31/07	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 106,770,480 shares issued and outstanding
as of 12/31/07	107,000
Paid-in capital	14,212,000
Subscriptions payable	31,000
Accumulated deficit	(14,161,000)
Total stockholders' equity (deficit)	189,000

Total Liabilities and Stockholders' Equity (Deficit)	$306,000

The accompanying notes are an integral part of these financial statements.

15

New Mexico Software, Inc.

Consolidated Statements of Operations

(Rounded to the nearest thousand)

(Audited)

	For the year ended
	December 31,
	2007	2006

Revenues
Software sales and licenses	$23,000	$113,000
Software hosting and maintenance	453,000	458,000
Custom programming	22,000	50,000
XR-EXpress report fees	399,000	196,000
Scanning services	23,000	16,000
Hardware sales	68,000	78,000
Other	-	2,000
	988,000	913,000

Cost of services	476,000	467,000

Gross profit	512,000	446,000

Operating costs and expenses:
General and administrative	1,075,000	2,875,000
Depreciation and amortization	37,000	31,000
Research and development	136,000	195,000
Bad debt	12,000	23,000
Total operating costs and expenses	1,260,000	3,124,000

Net operating loss	(748,000)	(2,678,000)

Other income (expense):
Interest (expense)	(10,000)	(45,000)
Gain on sale of fixed asset	6,000	-
Gain on legal settlement	13,000	-
Total other income (expense)	9,000	(45,000)

Net loss	$(739,000)	$(2,723,000)

Loss per share - basic	$(0.01)	$(0.04)

Weighted average number of common
shares outstanding - basic	98,576,001	63,424,938

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.

Consolidated Statements of Cash Flows

(Rounded to the nearest thousand)

(Audited)

	For the year ended
	December 31,
	2007	2006
Cash flows from operating activities
Net loss	$(739,000)	$(2,723,000)
Adjustments to reconcile net (loss) to
net cash used by operating activities:
Common stock issued for salaries	466,000	732,000
Common stock issued for services	187,000	1,183,000
Common stock issued for interest	1,000	20,000
Stock options issued for salaries	12,000	331,000
Stock options issued for services	13,000	-
Stock options issued for compensation	186,000	-
Depreciation and amortization	37,000	31,000
Depreciation and amortization allocated to cost of goods sold	7,000	5,000
Changes in operating assets and liabilities:
Accounts receivable	37,000	(16,000)
Inventory	2,000	26,000
Prepaid expenses and other assets	19,000	587,000
Security deposits	-	8,000
Accounts payable	(72,000)	(46,000)
Legal settlements payable	-	(150,000)
Accrued expenses	(78,000)	(315,000)
Deferred revenue	(23,000)	(15,000)
Net cash provided (used) by operating activities	55,000	(342,000)

Cash flows from investing activities
Acquisition of fixed assets	(31,000)	(67,000)
Net cash used by investing activities	(31,000)	(67,000)

Cash flows from financing activities
Repayment of note payable	(51,000)	(50,000)
Subscriptions payable	10,000	-
Net proceeds from the issuance of common stock	55,000	323,000
Net proceeds from warrants/options exercised		-
Net cash provided by financing activities	14,000	273,000

Net increase (decrease) in cash equivalents	38,000	(136,000)
Cash equivalents - beginning	21,000	157,000
Cash equivalents - ending	$59,000	$21,000

Supplemental disclosures:
Interest paid	$6,000	$32,000

Supplemental schedule of noncash operating and investing activities:
Inventory converted to fixed asset	$-	$15,000

Common stock issued for subscriptions payable	$25,000	$84,000

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

(Rounded to the nearest thousand)

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Payable	(Deficit)	Equity (Deficit)

Balance, December 31, 2005	75	-	51,116,041	52,000	10,993,000	(319,000)	-	(10,699,000)	27,000

Issuance of common stock for services	-	-	11,812,528	12,000	752,000	-	-	-	764,000

Issuance of common stock for services to be rendered	-	-	1,100,000	1,000	98,000	(99,000)	-	-	-

Issuance of common stock for cash	-	-	3,326,591	3,000	320,000	-	-	-	323,000

Issuance of common stock for conversion of preferred
convertible stock	(75)	-	1,428,571	1,000	(1,000)	-	-	-	-

Issuance of common stock for repayment of
shares foreclosed plus interest of $20,000	-	-	3,360,000	3,000	101,000	-	-	-	104,000

Issuance of common stock for salaries	-	-	13,587,468	14,000	718,000	-	-	-	732,000

Issuance of common stock for salaries to be earned	-	-	2,029,123	2,000	61,000	(63,000)	-	-	-

Issuance of stock options for salaries	-	-	-	-	331,000	-	-	-	331,000

Issuance of stock options for salaries to be earned	-	-	-	-	124,000	(124,000)	-	-	-

Compensation earned	-	-	-	-	-	150,000	-	-	150,000

Termination of consulting agreement resulting
in expense of deferred compensation	-	-	-	-	-	269,000	-	-	269,000

Net (loss)
For the year ended December 31, 2006	-	-	-	-	-	-	-	(2,723,000)	(2,723,000)

Balance, December 31, 2006	-	$-	87,760,322	$88,000	$13,497,000	$(186,000)	-	$(13,422,000)	$(23,000)

Issuance of common stock for salaries	-	-	12,156,400	12,000	454,000	-	-	-	466,000

Issuance of common stock for services	-	-	4,803,758	5,000	182,000	-	-	-	187,000

Issuance of common stock for cash	-	-	2,000,000	2,000	53,000	-	-	-	55,000

Issuance of common stock for interest	-	-	50,000	-	1,000	-	-	-	1,000

Issuance of stock options for salaries	-	-	-	-	12,000	-	-	-	12,000

Issuance of stock options for services	-	-	-	-	13,000	-	-	-	13,000

Compensation earned	-	-	-	-	-	186,000	-	-	186,000

Compensation earned	-	-	-	-	-	-	31,000	-	31,000

Net (loss)
For the year ended December 31, 2007	-	-	-	-	-	-	-	(739,000)	(739,000)

Balance, December 31, 2007	-	$-	106,770,480	$107,000	$14,212,000	$-	$ 31,000	$(14,161,000)	$189,000

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

New Mexico Software, Inc., was originally incorporated under the laws of the state of New Mexico in April 1996.  The privately held company was acquired by Raddatz Exploration, Inc., a Delaware corporation, on August 3, 1999, and Raddatz’ name was changed to NMXS.com, Inc., with New Mexico Software, Inc. becoming a wholly-owned subsidiary.

On January 1, 2006, NMXS.com, Inc. was merged into a newly formed Nevada corporation named New Mexico Software, Inc. for the sole purpose of changing its name and state of incorporation.

[2] Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $14,161,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

[3] Corporate status

During 2007, the Nevada Secretary of State revoked the corporate license of New Mexico Software, Inc. due to failure to file the necessary reports and non-payment of fees.  On March 27, 2008, the Company filed the annual report and paid approximately $1,200 in accumulated fees.  The Company’s status was reinstated at that time.

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

The Company offers with certain sales of its software products, software maintenance, upgrade and support arrangements. These contracts may be elements in a multiple-element arrangement or may be sold in a stand-alone basis. Revenues from maintenance and support services are recognized ratably on a straight-line basis over the term that the maintenance service is provided. The Company typically charges 17% to 21% of the software purchase price for a 12-month maintenance contract with discounts available for longer-term agreements. The complexity of the software determines the percentage that is charged to any individual customer, and that percentage remains consistent upon renewal unless there is a change in the software or the terms of the agreement.

Charges for hosting are likewise spread ratably over the term of the hosting agreement, with the typical hosting agreement having a term of 12 months, with renewal on an annual basis.  The Company sells some hosting contracts in conjunction with the sale of software, and some hosting contracts without an associated software sale.  When the hosting arrangement is sold in conjunction with a software sale, the Company allocates a portion of the fee to the software license.  Hosting services do not require the customer to purchase the software license, and for those hosting contracts that are sold without an associated software sale, the customer has neither the right nor the ability to operate the software on its own.

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

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[1] Revenue recognition (continued):

The Company follows the guidance in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with paragraphs 85 – 91 of SOP 97-2.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At December 31, 2007 and December 31, 2006, there were no custom software development arrangements in progress.

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

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[2] Cash and cash equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At December 31, 2007, the Company did not have cash and equivalents that exceeded federally insured limits.

[3] Trade Accounts Receivable:

The Company extends unsecured credit to customers under normal trade agreements which generally require payment within 30 - 45 days.  Accounts not paid within 15 days after their original due date are considered delinquent.  Unless specified by the customer, payments are applied to the oldest unpaid invoice.  Accounts receivable are presented at the amount billed.

The Company also estimates an allowance for doubtful accounts, which amounted to $20,000 and $25,000 at December 31, 2007 and 2006, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, for the years ended December 31, 2007 and 2006 totaled $12,000 and $23,000, respectively.

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

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[7] Per share data:

The basic per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock.  All potentially dilutive securities have been excluded from the computations since they would be antidilutive, however, these dilutive securities could potentially dilute earnings per share in the future. Options and warrants exercisable for 13,416,545 and 7,806,545 shares of common stock have been excluded from the diluted loss per share calculation for the years ended December 31, 2007 and 2006 respectively, because inclusion of such would be antidilutive.

[8] Research and development expenses:

Costs of research and development activities are expensed as incurred.

[9] Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $10,000 and $611,000 for the years ended December 31, 2007 and 2006, respectively.

[10] Presentation of Financial Statements

The Company rounds the figures on the financial statements to the nearest thousand.

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

[12] Stock-based compensation:

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company provides newly issued shares to satisfy stock option exercises.  There were 390,000 and 12,000,000 option awards granted to employees and directors in the years ended December 31, 2007 and 2006, respectively.  During the year ended December 31, 2007, the Company recorded $198,000 in expense related to option grants to employees and directors.

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[12] Stock-based compensation (continued):

As of December 31, 2007, the Company has reserved 1,000,000 shares of its common stock for issuance upon exercise of stock options and warrants.

[13] Software development:

The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs. Technological feasibility is generally achieved upon satisfactory beta test results. Upon achieving technological feasibility, programming costs are capitalized and amortized over the economic useful life which is estimated to be two years. There were no capitalized software development costs as of December 31, 2007 and 2006.

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

[15] Recent pronouncements:

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company has not evaluated the impact of this pronouncement in its financial statements.

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

In September 2006, FASB issued SFAS 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[15] Recent pronouncements (continued):

FASB Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill. While the Company analysis of the impact of adopting Interpretation 48 is not yet complete, it does not currently anticipate it will have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[15] Recent pronouncements (continued):

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. The management is currently evaluating the effect of this pronouncement on financial statements.

NOTE C - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of December 31, 2007 and 2006 consisted of the following:

	2007	2006
Computers	$ 362,000	$ 373,000
Furniture, fixtures and equipment	121,000	121,000
Automobiles	41,000	38,000
Leasehold improvements	20,000	20,000
	544,000	552,000
Accumulated depreciation	(454,000)	(449,000)
	$ 90,000	$ 103,000

NOTE D - NOTE PAYABLE

INTEREST RATE	NOTE PAYABLE	December 31, 2007	December 31, 2006
7% - 9.25%	Issued January 2001, for $300,000- secured note by all assets and personally guaranteed by an officer of the Company. Maturity date October 15, 2007.	$ -	$ 51,000

In September 2007, the Company paid the remaining balance on the note. As of December 31, 2007, there is no outstanding balance on the note.

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE E – CAPITAL TRANSACTIONS

Series A convertible preferred stock:

The Series A convertible preferred shares are convertible at any time by the shareholder at a rate equal to 70% of the average bid price of the common stock on the conversion date, at a minimum of $0.05 and a maximum of $.25 per share.  The Series A convertible preferred stock has no preference with respect to dividends declared by New Mexico Software, Inc.

At December 31, 2007, there are no convertible preferred shares outstanding.

Common stock:

During the year ended December 31, 2007, the Company effected the following stock transactions:

The Company issued a total of 12,156,400 shares of the Company’s $0.001 par value common stock to employees in lieu of salary, which was valued at $466,000.

The Company issued a total of 4,803,758 shares the Company’s $0.001 par value common stock to outside contractors in exchange for services rendered of $187,000.

The Company issued a total of 50,000 shares of the Company’s $0.001 par value common stock in payment of interest of $1,000.

The Company issued a total of 2,000,000 shares of the Company’s $0.001 par value common stock in exchange for cash of $55,000.

Treasury stock:

In December 2004, the Board of Directors authorized First Mirage to exercise 479,483 options on a cashless basis, resulting in 309,000 shares being issued to First Mirage and 170,483 shares being returned to treasury stock.

Warrants:

During the year ended December 31, 2006, there were 2,700,000 warrants issued and no warrants exercised.  The warrants were issued to an investor for his efforts related to obtaining more investors. The warrants were valued at $66,000 using the Black-Scholes option pricing model using the following assumptions:  term of 5 years, risk free interest rates ranging from 3.75% to 4.0%, a dividend yield of 0% and volatility rates ranging from 150% to 158%.

During the year ended December 31, 2007, there were no warrants issued and 390,000 warrants were exercised at $0.025 per share.

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE E – CAPITAL TRANSACTIONS (CONTINUED)

Warrants (continued):

The following is a summary of warrants outstanding as of December 31, 2007:

Number of Warrants	Exercise Price	Expiration Date
771,545	$0.21	July 24, 2009
110,000	$0.25	July 24, 2008
700,000	$0.15	June 29, 2011
2,000,000	$0.03	October 17, 2011

All warrants outstanding as of December 31, 2007 are exercisable.

Stock options:

Stock options employees and directors – During the years ended December 31, 2007 and 2006; the Company granted stock options to employees and directors totaling 0 and 12,000,000 shares of its common stock with a weighted average strike price of $0.00 and $0.03 per share, respectively. The stock options vest at the rate of 50% per year over two years and have a life of 10 years. The stock options have been valued at $0 and $368,269 using the Black-Scholes option pricing model based upon the following assumptions: term of 10 years, risk free interest rates ranging from 3.5% to 4.5%, a dividend yield of 0% and volatility rates ranging from 155% to 162%, respectively.  The Company has recorded an expense of $123,000 for the year ended December 31, 2007 based upon the vested portion of the stock options totaling $123,000 through December 31, 2007.

Stock options non-employees and directors – During the years ended December 31, 2007 and 2006; the Company granted stock options for services totaling 0 and 2,000,000 shares of its common stock with a weighted average strike price of $0 and $0.03 per share, respectively. Certain stock options were exercisable upon grant and have a life of 10 years. The stock options have been valued at $61,397 using the Black-Scholes option pricing model based upon the following assumptions: term of 10 years, risk free interest rates ranging from 3.5% to 4.5%, a dividend yield of 0% and volatility rates of 155%.

In April 2005, the Company adopted a new Stock Issuance Plan.  The plan permits the grant of up to 5,000,000 shares of common stock to employees, non-employee members of the board, and consultants and other independent advisors who provide services to the Company, upon such terms and conditions as may be determined by the Board of Directors.  At December 31, 2007, an aggregate of 9,603,733 shares had been granted under the plan, all of which were fully vested upon issuance.

In April 2006, the Company adopted a new Stock Issuance Plan.  The plan permits the grant of up to 15,000,000 shares of common stock to employees, non-employee members of the board, and consultants and other independent advisors who provide services to the Company, upon such terms and conditions as may be determined by the Board of Directors.  At December 31, 2007, an aggregate of 17,361,419 shares had been granted under the plan, all of which were fully vested upon issuance.

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE E – CAPITAL TRANSACTIONS (CONTINUED)

Stock options (continued):

As noted above, an aggregate of 8,086,491 shares have been issued in excess of the aggregate number of shares permitted under the 2001, 2004, 2005 and 2006 Stock Issuance Plans and in reliance upon registration statements filed on Form S-8.  These over issues were discovered in the audit for the year ended December 31, 2006.  The Company believed that its transfer agent was tracking the number of shares issued under each plan in order to assure that no shares in excess of the maximum number of shares permitted under each plan were issued.  This belief was based on discussions between Company personnel and personnel of the transfer agent, who has recently left its employment.  The transfer agent has now advised the Company that it was never tracking compliance with the Stock Issuance Plans and the registration statements with respect thereto.  Based on the over issues under every Stock Issuance Plan, the absence of monitoring by the transfer agent is now clear.  The Company is beginning the immediate notification of the persons who under each plan received shares in excess to the plan aggregate that the shares they received are not registered, are restricted securities as defined in Rule 144 under the Securities Act of 1933 and, if not previously sold, should be sold only in compliance with Rule 144.  The Company has notified the U.S. Securities and Exchange Commission concurrently with filing the report for the year ended December 31, 2006 that it issued shares without restrictive legends which, even though they may otherwise qualify as private placements under one or more exemptions from registration under the Securities Act, may have resulted in violation of the registration requirements of the Securities Act as a result of the probable immediate resale of those shares into the public market by the recipients thereof in the public market. The Company is not able to predict what action, if any, the SEC may take against the Company under these circumstances.  Such action may include, but are not limited to administrative proceedings, stop order, trading suspension, a consent order, including cease and desist, a civil fine and other penalties.  As of March 31, 2008, no communication has been received from the SEC.  The Company has instituted a program to assure that all issues of shares in the future are either registered on an appropriate form under the Securities Act or in compliance with an exemption from such registration.

Exercise prices and weighted-average contractual lives of stock options outstanding as of December 31, 2007 are as follows:

Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.01-$0.04	12,500,000	8.85	$0.03	6,500,000	$0.03
$0.05-$0.30	3,235,000	3.50	$0.06	3,235,000	$0.06
$0.31-$0.50	100,000	3.25	$0.39	100,000	$0.39

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE E – CAPITAL TRANSACTIONS (CONTINUED)

Stock options (continued):

Summary of Options Granted and Outstanding:

	For the Years Ended December 31,
	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	16,085,000	$0.04	8,879,500	$0.09
Granted	0	$0.00	12,000,000	$0.03
Cancelled	(750,000)	$0.07	(4,794,500)	$0.10
Exercised	0	$0.00	0	$0.00
Outstanding at end of year	15,335,000	$0.04	16,085,000	$0.04

During the year ended December 31, 2006, the Company granted 12,000,000 stock options at $0.03 per share.

During the year ended December 31, 2007, no options were granted.

NOTE F - INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of December 31, 2007, the Company had net operating loss carryforwards of approximately $11,191,000, which expire in varying amounts between 2016 and 2027. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward.

At December 31, 2007 and 2006, the Company had a federal operating loss carry forward of $11,191,000 and $11,160,000, respectively.

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE F - INCOME TAXES (CONTINUED)

The provision for income taxes consisted of the following components for the years ended December 31:

	2007	2006
Current:
Federal	--	--
State	--	--
Deferred:	(4,762,800)	(4,769,600)
	(4,762,800)	(4,769,600)

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2007	2006
Deferred tax assets:
Net operating loss carry forward	$ 4,476,400	$ 4,464,000
Stock based compensation	286,400	305,600
	--	--
Total deferred tax assets	4,762,800	4,769,600
Less: Valuation Allowance	(4,762,800)	(4,769,600)

Net Deferred Tax Assets	$ --	$ --

The valuation allowance for deferred tax assets as of December 31, 2007 and 2006 was $4,762,800 and $4,769,600, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would be realized as of December 31, 2007 and 2006.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2007	2006

Federal statutory tax rate	(35.0)%	(35.0)%
State taxes, net of federal tax benefit	(5.0)%	(5.0)%
Permanent difference and other	40.0%	40.0%

Effective tax rate	0%	0%

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE G - RELATED PARTY TRANSACTIONS

Consulting agreement:

The Company entered into a consulting agreement with Brian McGowan to advise the CEO on business strategy and to formulate marketing ideas. The term of the employment agreement is for approximately five years commencing on July 1, 2003 and terminating on December 31, 2008.  Mr. McGowan will receive a total of 5,500,000 shares at $0.09 per share totaling $330,000. As of December 31, 2005, he was paid a total of 5,500,000 shares of common stock, but he has earned only 2,500,000 shares and the difference of 3,000,000 shares is considered deferred compensation.  During the year ended December 31, 2006, the Company recorded $60,000 as earned compensation expense and $120,000 as an expense resulted from the termination of the consulting agreement.  During the year ended December 31, 2007, there were no transactions associated with this consulting agreement.

On October 4, 2005, the Company entered into a third consulting agreement with Brian McGowan to coordinate a number of material events for the purpose of presenting the Company and its products to potential investors and customers.  The term of the agreement is for five years commencing on October 4, 2005 and terminating on September 30, 2010.  Mr. McGowan will receive a total of 5,000,000 shares of the Company’s $0.001 par value common stock valued at $450,000.  As of December 31, 2005, he was paid a total of 1,800,000 shares of common stock, but he has earned only 250,000 shares and the difference of 1,550,000 shares is considered deferred compensation.  During the year ended December 31, 2006, the Company recorded $90,000 as earned compensation expense and $149,000 as an expense resulted from the termination of the consulting agreement.  During the year ended December 31, 2007, there were no transactions associated with this agreement.

NOTE H - MAJOR CUSTOMERS

During the year ended December 31, 2007, three customers accounted for 36% of the Company's revenue.  During the year ended December 31, 2006, three customers accounted for 30% of the Company's revenue.

As of December 31, 2007, balances due from three customers comprised 35% of total accounts receivable.

NOTE I – COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring in April 30, 2009.  The Company also leases one automobile.  Future minimum lease payments as of December 31, 2007 are as follows:

Year	Amount
2008	60,000
2009	20,000

Rent expense for the years ended December 31, 2007 and 2006 amounted to $61,000 and $61,000, respectively.

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE I – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2003. The agreement allows for a one-year renewal option unless terminated by either party.  Base salary for the year ended December 31, 2007 is $60,000 per annum with available additional cash compensation as defined in the agreement.  Compensation under this agreement of $75,000 including bonus for stock payments is included in general and administrative expenses for the year ended December 31, 2007.  The non-competition agreement commences upon the termination of the employment agreement for a period of one year.   As of December 31, 2007, there was a total of $0 in accrued payroll for this executive.

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

NOTE K – LEGAL PROCEEDINGS

At December 31, 2007, the Company had no active or pending legal proceedings.

NOTE L – SUBSEQUENT EVENTS

During the period from January 1, 2008 to March 31, 2008, the Company issued 606,893 shares of its $0.001 par value common stock in payment of salaries and contract labor fees.

During 2007, the Nevada Secretary of State revoked the corporate license of New Mexico Software, Inc. due to failure to file the necessary reports and non-payment of fees.  On March 27, 2008, the Company filed the annual report and paid approximately $1,200 in accumulated fees.  The Company's status was reinstated at that time.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two most recent fiscal years, there have been no disagreements with De Joya Griffith & Company, LLC, our independent auditor for the years ended December 31, 2007 and 2006, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A.  CONTROLS AND PROCEDURES

Disclosure Controls and Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management did not use a framework to conduct the required evaluation of the effectiveness of our internal control over financial reporting since, in the view of management, comparison with a framework was unwarranted because the size of the Company’s current operations are such that management is aware of all current transactions. An evaluation was conducted under the supervision and with the participation of the Company’s management, including the President (Principal Executive Officer) and Treasurer (Principal Accounting and Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2007 covered by this Annual Report on Form 10-KSB. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion does not relate to reporting periods after December 31, 2007.

Inherent Limitations of the Effectiveness of Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

The Company’s management, including the President (Principal Executive Officer) and Treasurer (Principal Accounting and Financial Officer), confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subjected to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of March 31, 2008, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing board are filled by a majority vote of the remaining directors. The officers serve at the will of the board of directors.

Name	Age	Position	Director Since
Richard F. Govatski	63	Chairman, President and Chief Executive Officer	1999
Teresa B. Dickey	64	Director, Secretary & Treasurer	2003
John E. Handley	46	Director	2003
Frank A. Reidy	66	Director	2005

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

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table.  The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2007 and 2006:

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation we paid to our President and Chief Executive Officer.  We did not pay any other executive officer more than $100,000 per year.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Options Awards	Total ($)
Richard F. Govatski	2007	$60,000	$14,000	$63,000	$22,000	$159,000
President and Chief Executive Officer	2006	$60,000	none	$63,000	$25,000	$148,000

Option Grants Table.  The following table sets forth information concerning individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table during fiscal 2007.

OPTIONS GRANTS IN LAST FISCAL YEAR

(Individual Grants)

Name	Number of securities underlying options	Percent of total options granted to employees in last fiscal year	Exercise or base price	Expiration date
Richard F. Govatski	500,000	100%	$0.044	March 1, 2017

Aggregated Option Exercises and Fiscal Year-End Option Value Table. The following table sets forth certain information regarding stock options exercised during fiscal 2007 and held as of December 31, 2007, by the executive officer named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION/SAR VALUES

			Number of securities underlying unexercised options at fiscal year-end	Value of unexercised in-the-money options at fiscal year-end (1)
Name	Shares acquired on exercise	Value realized	Exercisable/Unexercisable	Exercisable/Unexercisable
Richard F. Govatski	-0-	N/A	2,000,000/1,500,000	$1,500/$1,500 (2)

(1) Value is based on the closing sale price of the Common Stock on December 29, 2007, the last trading day of fiscal 2007 ($0.031), less the applicable option exercise price.

(2) Of these options, 500,000 were exercisable at $0.06 per share and 1,500,000 were exercisable at $0.03 per share.

Employment Contracts

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

Compensation of Directors

Name	Options Awards	Total
Teresa B. Dickey	$25,000	$25,000
John Handley	$25,000	$25,000
Frank Reidy	$25,000	$25,000

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

Stock Option and Stock Issuance Plans

Plan	Year	Options Outstanding and Exercisable (#)
Stock Incentive Plan	2005	500,000
Stock Incentive Plan	2006	12,000,000
Stock Incentive Plan	2007	0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information derived from the named person, or from the transfer agent, concerning the ownership of common stock as of March 30, 2008, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of the common stock; (ii) each director and executive officer; and (iii) directors and executive officers as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)
Common stock	Richard F. Govatski	16,794,081 (2)	15.64%
	Teresa B. Dickey	2,068,865 (3)	1.93%
	John Handley	2,949,445 (4)	2.75%
	Frank Reidy	2,285,000 (5)	2.13%
	Executive Officers and Directors as a Group (4 Persons)	24,097,391	22.45%

(1) All of the persons are believed to have sole voting and investment power over the shares of common stock listed or share voting and investment power with his or her spouse, except as otherwise provided.  Percentage is based on 107,377,373 shares outstanding as of March 25, 2008.  Percentage includes amounts which the listed beneficial owner has the right to acquire within sixty days.

(2) This number of shares includes options to purchase 2,000,000 shares.  These options have vested and are currently exercisable. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Govatski.

(3) This number of shares includes options to purchase 1,200,000 shares.  These options have vested and are currently exercisable. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Ms. Dickey.

(4)  This number of shares includes options to purchase 1,500,000 shares.  These options have vested and are currently exercisable.  The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Handley.

(5)  This number of shares includes options to purchase 1,500,000 shares.  These options have vested and are currently exercisable.  The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Reidy.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We did not enter into any transactions with our directors and executive officers in 2007 and none are proposed.

ITEM 13. EXHIBITS

(a) The following documents are filed as part of this report:

1. Financial statements; see index to financial statement and schedules in Item 7 herein.

2. Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3. Exhibits: None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth amounts we have been billed with respect to 2006 and 2007 for certain services provided by our independent accountant.

Service	2006	2007
Audit	$24,000	$25,000
Review of unaudited financial statements	$14,000	$12,000
Audit-related fees	none	none
Tax compliance, tax advice and tax planning	$5,000	$6,000
All other services	none	none

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Mexico Software, Inc.

Date:  March 31, 2008

/s/ Richard F. Govatski

Richard F. Govatski

President, Chief Executive Officer and Chairman of the

Board of Directors

Date:  March 31, 2008

/s/ Teresa B. Dickey

Teresa B. Dickey, Director, Secretary, Treasurer and

Principal Financial Officer

Date:  March 31, 2008

/s/ John Handley

John E. Handley, Director

Date:  March 31, 2008

/s/ Frank L. Reidy

Frank L. Reidy, Director