Form 10QSB
period 2008-03-31
NEW MEXICO SOFTWARE, INC
filed 2008-05-12
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

COMMISSION FILE #333-30176

NEW MEXICO SOFTWARE, INC.

(Exact name of Registrant as specified in charter)

NEVADA	91-1287406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5021 Indian School Road, Suite 100 Albuquerque, New Mexico	87110
(Address of principal executive offices)	(Zip Code)

(505) 255-1999

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-

accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”

“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	YES [ ] NO [X]

The number of shares outstanding of each of the issuer's classes of common stock at May 7, 2008 was 108,293,027.

ITEM 1.  FINANCIAL STATEMENTS

New Mexico Software, Inc.

Balance Sheet

(Rounded to the nearest thousand)

(UNAUDITED)

March 31,
2008
Assets
Current assets:
Cash and cash equivalents	$32,000
Accounts receivable, net	143,000
Inventory	24,000
Prepaid expenses and other assets	2,000
Total current assets	201,000

Furniture, equipment and improvements, net	107,000
Security deposits	4,000
Total assets	$312,000

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$70,000
Accrued expenses	56,000
Deferred revenue	38,000
Capital Lease	5,000
Total current liabilities	169,000

Long-term liabilities:
Capital lease- Long term portion	8,000
Total long-term liabilities	8,000
Total liabilities	177,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized, no shares issued and outstanding as of March 31, 2008
Common stock, $0.001 par value, 200,000,000 shares authorized, 107,767,373 shares issued and outstanding as of March 31, 2008	108,000
Paid-in capital	14,240,000
Subscriptions payable	21,000
Accumulated deficit	(14,234,000)
Total stockholders' equity	135,000
Total liabilities and stockholder's equity	$312,000

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.

Statements of Operations

(Rounded to the nearest thousand)

(UNAUDITED)

	For the three months ended
	March 31,
	2008	2007

Revenue
Software usage fees	$133,000	$96,000
Software hosting and maintenance	71,000	119,000
Software sales and licenses	15,000	3,000
Custom programming	11,000	3,000
Hardware sales	5,000	19,000
	235,000	240,000

Cost of services	74,000	73,000

Gross profit	161,000	167,000

Operating costs and expenses:
General and administrative	195,000	281,000
Depreciation and amortization	8,000	10,000
Research and development	31,000	49,000
Total operating costs and expenses	234,000	340,000

Net operating loss	(73,000)	(173,000)

Other income (expense):
Interest expense	-	(1,000)
Gain on disposal of fixed assets	-	6,000
Total other income (expense)	-	5,000

Net loss	$(73,000)	$(168,000)

Earnings per share - basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	107,520,558	90,297,292

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.

Statements of Cash Flows

(Rounded to the nearest thousand)

(UNAUDITED)

	For the three months ended
	March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(73,000)	$(168,000)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for salaries	13,000	144,000
Common stock issued for services	6,000	37,000
Stock options issued for salaries	-	34,000
Depreciation	8,000	10,000
Depreciation allocated to cost of services	2,000
Changes in operating assets and liabilities:
Accounts receivable	(14,000)	4,000
Inventory	(2,000)	4,000
Prepaid expenses and other assets	-	4,000
Accounts payable	36,000	45,000
Accrued expenses	12,000	(19,000)
Deferred revenue	(1,000)	(3,000)
Net cash (used) provided by operating activities	(13,000)	92,000

Cash flows from investing activities
Acquisition of fixed assets	(27,000)	(42,000)
Capital lease	13,000	-
Net cash used by investing activities	(14,000)	(42,000)

Net increase (decrease) in cash equivalents	(27,000)	50,000
Cash equivalents - beginning	59,000	21,000
Cash equivalents - ending	$32,000	$71,000

Supplemental disclosures:
Interest paid	$-	$1,000
Shares issued for exercise of warrants	$10,000	$-

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto included in the Company's Form 10-KSB.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition:

Our revenues are generally classified into five main categories: the sale of software licenses to end users, software hosting and maintenance contracts, software licenses that require us to provide production, customization or modification to our core software product, software usage fees, and hardware sales associated with sales of our various software products. The Company also derives revenue from scanning services and other services such as consulting, training and installation.  The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2 Software Revenue Recognition as amended.

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

Notes to the Financial Statements

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

Should the sale of its software involve an arrangement with multiple elements (for example, the sale of a software license along with the sale of maintenance and support to be delivered over the contract period), the Company allocates revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. The Company defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount at the time of the delivery of the product or when all other revenue recognition criteria have been met. Fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals of maintenance contracts. Fair value of services, such as training or consulting, is based upon separate sales of these services to other customers.  The Company follows the guidance in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with paragraphs 85 - 91 of SOP 97-2.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At March 31, 2008 and March 31, 2007, there were no custom software development arrangements in progress.

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

Notes to the Financial Statements

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

Cash and cash equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At March 31, 2008, the Company had no cash and cash equivalents that exceeded federally insured limits.

Trade Accounts Receivable:

The Company extends unsecured credit to customers under normal trade agreements which generally require payment within 30 - 45 days.  Accounts not paid within 15 days after their original due date are considered delinquent.  Unless specified by the customer, payments are applied to the oldest unpaid invoice.  Accounts receivable are presented at the amount billed.

The Company also estimates an allowance for doubtful accounts, which amounted to $20,000 and $25,000 at March 31, 2008 and 2007, respectively.  The estimate is based upon management's review of all accounts and an assessment of the Company's historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer's insolvency.  There were no charge-offs, net of recoveries, for the quarters ended March 31, 2008 and 2007.

Inventory:

Inventory, composed of component parts and finished goods, is valued at cost on a specific identity basis for those items with serial numbers.  The remainder of the inventory is valued at the lower of first-in-first-out (FIFO) cost or market.  On a quarterly basis, management compares the inventory on hand with our records to determine whether write-downs for excess or obsolete inventory are required.

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

Notes to the Financial Statements

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes:

As of March 31, 2008, the Company's federal net operating loss carryforwards were approximately $14,234,000.  The Company did not have a provision for (benefit from) income taxes for the three months ended March 31, 2008 and 2007.

The Financial Accounting Standards Board has published FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes,” to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes,” on the uncertainty in income taxes recognized in an enterprise's financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition.  To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the statement of operations.  FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The Company has completed its evaluation of the effects of FIN No. 48 and has concluded that the adoption of FIN No. 48 did not impact the financial statements for the quarter ended March 31, 2008.  The Company's federal tax returns are potentially open to examinations for fiscal years 2003 through 2007.

Per share data:

The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock.  All potentially dilutive securities have been excluded from the computations since they would be antidilutive, however, these dilutive securities could potentially dilute earnings per share in the future. Options and warrants exercisable for 5,416,545 and 5,126,712 shares of common stock have been excluded from the diluted loss per share calculation for the years ended March 31, 2008 and 2007, respectively, because inclusion of such would be antidilutive.

Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $0 and $3,000 for the quarters ended March 31, 2008 and 2007, respectively.

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

Notes to the Financial Statements

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation:

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company provides newly issued shares to satisfy stock option exercises.  There were 12,000,000 and 500,000 option awards granted to employees and directors in the years ended December 31, 2006 and 2007.  Of these, 6,500,000 are vested and outstanding at March 31, 2008.  During the quarters ended March 31, 2008 and 2007, the Company did not have expenses related to option grants to employees and directors.

As of March 31, 2008, the Company has reserved 1,000,000 shares of its common stock for issuance upon exercise of stock options and warrants.

Software development:

The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs. Technological feasibility is generally achieved upon satisfactory beta test results. Upon achieving technological feasibility, programming costs are capitalized and amortized over the economic useful live which is estimated to be two years. There were no capitalized software development costs as of March 31, 2008 and 2007.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $14,234,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

New Mexico Software, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE 4 - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of March 31, 2008, consisted of the following:

Computers	$ 389,000
Furniture, fixtures and equipment	122,000
Automobiles	41,000
Leasehold improvements	20,000
572,000
Accumulated depreciation	(465,000)
$ 107,000

Depreciation expense for the three months ended March 31, 2008 and 2007 was $10,000 and $10,000 respectively.

NOTE 5 - CAPITAL LEASE PAYABLE

During the three month period ended March 31, 2008, the Company leased computer equipment valued at approximately $13,000.  The lease term is for 24 months beginning March 25, 2008 with an interest rate of 15%.  Monthly lease payments are approximately $600.

NOTE 6 - CAPITAL TRANSACTIONS

Common stock:

During the three month period ended March 31, 2008, the Company effected the following stock transactions:

The Company issued a total of 425,840 shares of the Company's $0.001 par value common stock to employees in lieu of salary, which was valued at $13,000.

The Company issued a total of 181,053 shares the Company's $0.001 par value common stock to outside contractors in exchange for services rendered of $6,000.

The Company issued a total of 390,000 shares of the Company's $0.001 par value common stock which were related to the exercise of options/warrants valued at approximately $10,000. These warrants were exercised during the quarter ended December 31, 2007.

Warrants:

During the three month period ended March 31, 2008, there were no warrants issued and none were exercised.

New Mexico Software, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE 6 - CAPITAL TRANSACTIONS (CONTINUED)

The following is a summary of warrants outstanding as of March 31, 2008:

Number of Warrants	Exercise Price	Expiration Date
771,545	$0.21	July 24, 2009
110,000	$0.25	July 24, 2008
700,000	$0.15	June 29, 2011
2,000,000	$0.03	October 17, 2011

Stock options:

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant.  The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  Exercise prices and weighted-average contractual lives of stock options outstanding as of March 31, 2008, are as follows:

Options Outstanding				Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.01-$0.049	12,500,000	8.6	$0.03	6,500,000	$0.03
$0.05-$0.30	2,335,000	4.6	$0.06	2,335,000	$0.06
$0.31-$0.50	100,000	3.0	$0.39	100,000	$0.39

Summary of Options Granted and Outstanding:

	For the three months ended March 31,
	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	15,835,000	$0.04	16,085,000	$0.04
Granted	-	-	500,000	$0.04
Cancelled	(900,000)	$0.06	(750,000)	$0.07
Exercised	-	-	-	-
Outstanding at end of period	14,935,000	$0.04	15,835,000	$0.04

New Mexico Software, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE 7 - MAJOR CUSTOMERS

During the three month period ended March 31, 2008, two customers accounted for 47% or approximately $81,000 of the Company's revenue.

As of March 31, 2008, balances due from two customers comprised 43% or approximately $69,000 of total accounts receivable.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring April 30, 2009.  The Company also leases an automobile expiring May 31, 2008 and computer equipment expiring March 24, 2010. Future minimum lease payments as of March 31, 2008, are as follows:

Year	Amount
2008	$ 50,000
2009	$ 20,000
2010	$ 2,000

Rent expense for the three months ended March 31, 2008 and 2007 amounted to $15,000 and $15,000, respectively.

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2007. The agreement allows for a one-year renewal option unless terminated by either party.  Base salary is $60,000 per annum with available additional cash compensation as defined in the agreement.  Compensation under this agreement of $16,000 is included in general and administrative expenses for the quarter ended March 31, 2008.  The non-competition agreement commences upon the termination of the employment agreement for a period of one year.   At March 31, 2008, there was a total of $0 in accrued payroll for this executive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

OVERVIEW

Through March 31, 2008, we have realized revenues from five primary sources:  (i) software usage fees; (ii) software hosting and maintenance services; (iii) software sales and licenses; (iv) custom programming services; and (v) hardware sales.  We also occasionally realize revenues from scanning services and from other services.  With each sale of our enterprise-level products, the end user enters into a license agreement for which an initial license fee is paid.  The license agreement also provides that in order to continue the license, the licensee must pay an annual software maintenance fee for which the party receives access to product upgrades and bug fixes or product patches.  Software maintenance consists primarily of hosting and managing our customers' data on our servers, as well as technical support programs for our products.  Software usage comprises any charges for actual usage of our software.  Currently, software usage consists of XR-EXpress report fees, Business EXpress application minute fees and MedConEXpress case fees.

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

In general, our key indicator of operating progress is gross revenue.  For the quarters ended March 2008 and 2007, personnel-related expenses have accounted for approximately 80% of our total operating expenses, with fixed costs such as building and equipment rent, utilities, insurance, communications and depreciation accounting for an additional 10%.  The only personnel-related costs that are directly variable with sales are those associated with custom programming, because they are directly billable.  This means that over 70% of our expenses are relatively fixed.  All of the remaining expenses vary, but less than 5% vary directly with sales.   Until we have been marketing our products consistently for a certain period of time, gross revenue will remain the best gauge of our progress.

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

Revenue Recognition

Our software recognition policies are in accordance with the American Institute of Certified Public Accountants' Statement of Position (“SOP”) 97-2, Software Revenue Recognition as amended.  Revenue is recognized when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred, (c) the fee is fixed or determinable, and (d) collectibility is probable.  We follow the guidance in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require us to provide significant production, customization or modification to our core software.  Revenue is generally recognized for such arrangements under the percentage of completion method.  Amounts collected prior to satisfying the above revenue recognition criteria are included in deferred revenue.

We follow the guidance provided by SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements and SAB No. 104 Revenue Recognition which provide guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.

Income Taxes

Management evaluates the probability of the utilization of the deferred income tax assets.  We have estimated a $4,977,000 deferred income tax asset at December 31, 2007, related primarily to net operating loss carryforwards at December 31, 2007.  Management determined that because we have not yet generated taxable income it was not appropriate to recognize a deferred income tax asset related to the net operating loss carryforward.  Therefore, the fully deferred income tax asset is offset by an equal valuation allowance.  If we begin to generate taxable income, we may determine that some, if not all of the deferred income tax asset may be recognized.  Recognition of the asset could increase after tax income in the future.  Management is required to make judgments and estimates related to the timing and utilization of net operating loss carryforwards, utilization of other deferred income tax assets, applicable tax rates and feasible tax planning strategies.

Stock Based Compensation

We grant stock awards and stock options to employees and non-employees as consideration for services.  Management believes that the best indicator of value for stock awards is the trading value of the shares of stock on the date the Company enters into the agreements.  For non-employees, that date is generally the date on which the company is committed to such an agreement.  At times the Company may grant stock as payment for accrued but unpaid payroll.  In these cases, the Company values the shares at the trading price on the date they are granted and reduces the payroll accrual by the same amount.  We have adopted SFAS 123(R) for stock options granted to employees and non-employees by estimating the value of those awards using the Black-Scholes option pricing model.

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

See Note 2 to the Company's Financial Statements for a full discussion of the Company's critical accounting policies and estimates.

RESULTS OF OPERATIONS

Revenues:

For the Quarter Ended March 31,
2008		2007
$235,000	compared to	$240,000	a decrease of $5,000 or 2.1%

These changes are a result of the following factors:

1.  Software usage fees:

For the Quarter Ended March 31,
2008		2007
$133,000	compared to	$96,000	an increase of $37,000 or 38.5%

The increase in revenue from software usage fees is primarily due to a combination of new XR-EXpress end users added plus a net increase in the volume of XR-EXpress reports generated by existing customers during the first quarter of 2008.  Approximately 100,000 reports were generated during the first quarter of 2008, as compared to approximately 73,000 reports during the comparable quarter in 2007.  We are still adding several new XR-EXpress customers per quarter, and we currently have over 3,000 end users of the software.  As a result, we expect the increases in this revenue category to continue during 2008.

2.  Software hosting and maintenance:

For the Quarter Ended March 31,
2008		2007
$71,000	compared to	$119,000	a decrease of $48,000 or 40.3%

Revenue from hosting and maintenance for our older products decreased approximately $35,000 during the first quarter of 2008 as compared to the same quarter in 2007, mainly due to the loss of several customers during 2007 and early 2008.  Revenue from hosting and maintenance for our XR-EXpress product decreased approximately $5,000 during the first quarter of 2008 as compared to the same quarter in 2007, mainly due to the loss of one customer during 2007.  Revenue from hosting and maintenance for our Business EXpress product decreased $8,000 during the first quarter of 2008 as compared to the same quarter in 2007, mainly due to the loss of one customer during 2007 and a shift in billing of one customer from hosting to software usage at the beginning of 2008.  Software maintenance consists mainly of hosting and managing our customers' data on our systems, and to a lesser extent includes technical support programs associated with our products.

3.  Software sales and licenses:

For the Quarter Ended March 31,
2008		2007
$15,000	compared to	$3,000	an increase of $12,000 or 400.0%

The increase in software sales and license revenue was mostly attributable to the addition of three new XR-EXpress customers during the first quarter of 2008, as compared to the addition of only one new customer during the same quarter in 2007.  Software sales will most likely vary from one quarter to the next during 2008 as we continue to add new customers for XR-EXpress, MedConEXpress, Business EXpress, and DDS-Express.  However, since we are continuing to focus our efforts on building recurring revenues, we have modified our policy to include the cost of the XR-EXpress compression software with the setup for any new customers that have at least ten end users.  As a result, we expect our revenues from software sales and licenses to remain low during the coming year.

4.  Custom programming revenue:

For the Quarter Ended March 31,
2008		2007
$11,000	compared to	$3,000	an increase of $8,000 or 266.7%

The increase in custom programming revenue during the first quarter of 2008 as compared to the same quarter in 2007 is due to the addition of one large MedConEXpress customer during the first quarter of 2008.  Since we have reduced our focus on sales of enterprise-level systems requiring substantial customization, the number of custom programming projects requested by customers has been inconsistent.  We continue to offer programming services for customer database integration, and for other projects for our existing customers.

5.  Hardware revenue:

For the Quarter Ended March 31,
2008		2007
$5,000	compared to	$19,000	a decrease of $14,000 or 73.7%

The decrease in hardware revenue during the first quarter of 2008 as compared to the same quarter in 2007 is mainly due to the sale of a Business EXpress server to one customer during the first quarter of 2007.  All hardware sales were associated with sales of our XR-EXpress and Business EXpress software.  We expect this category to remain flat or increase modestly in the coming year as we continue to add new XR-EXpress and Business EXpress customers.

Cost of services:

For the Quarter Ended March 31,
2008		2007
$74,000	compared to	$73,000	an increase of $1,000 or 1.4%

During the first quarter of 2008, approximately 77% of our cost of sales consisted of salaries, contract services and other personnel-related expenses for our engineering staff, as compared with approximately 83% during the first quarter of 2007.  This range of percentages has been consistent over the last three years.  We consider these expenses to be directly associated with our ability to generate revenues, however, they do not vary with revenues in that much of those costs are fixed.  As a result, the gross margin percent will vary as sales vary.

General and administrative expenses:

For the Quarter Ended March 31,
2008		2007
$195,000	compared to	$281,000	a decrease of $86,000 or 30.6%

The decrease in general and administrative expenses was a result of two main factors:  marketing expenses decreased due to our participation in two trade shows during the first quarter of 2007 as compared to only one in the same period in 2008, and compensation expenses decreased due to the vesting of options issued to directors during 2006.  The remaining decrease was due to a variety of immaterial factors.

Depreciation expense:

For the Quarter Ended March 31,
2008		2007
$8,000	compared to	$10,000	a decrease of $2,000 or 20.0%

The decrease in depreciation expense was due to the maturation of our furniture and fixtures and some of our computer equipment during the first quarter of 2008.

Research and development costs:

For the Quarter Ended March 31,
2008		2007
$31,000	compared to	$49,000	a decrease of $18,000 or 36.7%

This decrease is entirely due to reduction in personnel costs as a result of the completion of our DDS-EXpress product during 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, cash and cash equivalents totaled $32,000, representing a $27,000 decrease from December 31, 2007. The decrease in available cash was due to the following factors during the period:

Operating activities:

For the Quarter Ended March 31,
2008		2007
used $(13,000)	compared to	provided $92,000	a decrease in available cash of $105,000

The decrease in available cash from operations during the first quarter of 2008 was primarily due to two factors:  we stopped issuing options and shares for salaries and reduced the issuance of shares for services, which resulted in a use of cash of $196,000; and our net loss decreased to $(73,000) from $(168,000), which resulted in a source of cash of $92,000.

Investing activities:

For the Quarter Ended March 31,
2008		2007
used $(14,000)	compared to	used $(42,000)	an increase in available cash of $28,000

During the first quarter of 2008, we purchased only $13,000 of computer equipment, as compared to the purchase of a vehicle valued at $42,000 during the first quarter of 2007.

Financing activities:

For the Quarter Ended March 31,
2008		2007
provided $0	compared to	provided $0	no change

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space.

At March 31, 2008, we had a working capital surplus of $36,000 as opposed to a working capital surplus of $95,000 at the beginning of the period, a decrease of $59,000.  This decrease is primarily due to a temporary increase in current accounts payable during the first quarter of 2008 as a result of increased legal and accounting fees normally incurred during the first quarter. We have incurred operating losses and negative cash flows for the past two fiscal years that have been funded through the issuance of additional equity securities.  Our monthly recurring revenues increased from an average of $45,000 per month in early 2006 to $70,000 per month during the first quarter of 2008.  We may also continue to sell equity securities and incur debt as needed to meet our operating needs during 2008.

We anticipate that our primary uses of cash in the next year will be for general operating purposes.  Based on cash flow projections, our normal operating cash requirements for the next twelve months will continue to be approximately $1,200,000.  Our goal during 2007 was to be funding our operating requirements entirely from revenues by the end of the year, and we did achieve that goal toward the end of the year.  We are currently generating cash flow from recurring revenues of approximately $70,000 per month, and this amount has increased steadily since the beginning of 2006.  We also generate revenues from sales of software, hardware, and custom programming projects.  This level of cash flow will allow us to maintain our current level of operations.  Our goal for 2008 is to become profitable by the end of the year.  We expect the upward trend in recurring revenues to continue in 2008, although it is not possible to predict the rate of increase until our new products have been established in the market for a reasonable period of time.

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

ITEM 3.  CONTROLS AND PROCEDURES

Disclosure Controls and Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management did not use a framework to conduct the required evaluation of the effectiveness of our internal control over financial reporting since, in the view of management, comparison with a framework was unwarranted because the size of the Company's current operations are such that management is aware of all current transactions. An evaluation was conducted under the supervision and with the participation of the Company's management, including the President (Principal Executive Officer) and Treasurer (Principal Accounting and Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the quarter ended March 31, 2008 covered by this Annual Report on Form 10-KSB. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion does not relate to reporting periods after March 31, 2008.

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

Changes in Internal Control over Financial Reporting

The Company's management, including the President (Principal Executive Officer) and Treasurer (Principal Accounting and Financial Officer), confirm that there was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

We are not engaged in any legal proceedings, and do not know of any threatened litigation or claims.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2008, we issued 181,053 shares of our common stock to Bruce Stabile, a contractor.  We did not pay and no one acting on his behalf or to our knowledge paid any commissions of other compensation with respect to the sale of any of these shares to Mr. Stabile.  We made the sale directly to Stabile.  We issued the shares to him in return for contract services valued approximately $6,000.  Mr. Stabile acknowledged the investment nature of the securities issued, and we believe Mr. Stabile has such knowledge and experience in business and financial transactions that he was able to understand and evaluate the risks and merits of investment in a high-risk enterprise.  A legend was placed on each certificate, prohibiting public resale of the shares, except in compliance with Rule 144.  We claim exemption from the registration requirement of the Securities Act of 1933, as amended (the “Act”) by reason of Section 4(2) of the Act and the rules and regulations thereunder, on grounds that this sale did not involve a public offering within the meaning of the Act.

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

The following exhibits are attached to this report:

31.1  Rule 15d-14 (a)  Certification by Principal Executive Officer

31.2  Rule 15d-14 (a)  Certification by Principal Financial Officer

32     Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW MEXICO SOFTWARE, INC.

Date: May 12, 2008	By /s/ Richard F. Govatski
Richard F. Govatski, President

Date: May 12, 2008	By /s/ Teresa B. Dickey
Teresa B. Dickey, Treasurer (Principal Financial Officer)