Form 10-Q
period 2008-06-30
NEW MEXICO SOFTWARE, INC
filed 2008-08-19
CIK 1101865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

 (505) 255-1999
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	YES [_] NO [X]

The number of shares outstanding of each of the issuer’s classes of common stock at August 13, 2008 was 124,293,028.

ITEM 1.                      FINANCIAL STATEMENTS

New Mexico Software, Inc.
Balance Sheet
(Rounded to the nearest thousand)

	June 30,	December 31,
	2008	2007
	(UNAUDITED)	(AUDITED)
Assets

Current assets:
Cash and cash equivalents	$27,000	$59,000
Accounts receivable, net	154,000	129,000
Inventory	24,000	22,000
Prepaid expenses and other assets	8,000	2,000
Total current assets	213,000	212,000

Furniture, equipment and improvements, net	96,000	90,000
Security deposits	4,000	4,000

Total assets	$313,000	$306,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$83,000	$34,000
Accrued expenses	76,000	44,000
Deferred revenue	30,000	39,000
Capital Lease	6,000	-
Total current liabilities	195,000	117,000

Long-term liabilities:
Capital lease- Long term portion	5,000	-
Total long-term liabilities	5,000	-

Total liabilities	200,000	117,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares
authorized, no shares issued and outstanding as of June 30, 2008	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 108,293,027 shares issued and outstanding
as of June 30, 2008	124,000	107,000
Paid-in capital	14,510,000	14,212,000
Subscriptions payable	21,000	31,000
Deferred compensation	(136,000)	-
Accumulated deficit	(14,406,000)	(14,161,000)
Total stockholders' equity	113,000	189,000

Total liabilities and stockholder's equity	$313,000	$306,000

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Condensed Consolidated Statements of Operations
(Rounded to the nearest thousand)
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue
Software hosting and maintenance	$61,000	$137,000	$132,000	$256,000
Software usage fees	115,000	97,000	249,000	193,000
Radiological services	21,000	-	21,000	-
Hardware sales	5,000	4,000	10,000	23,000
Software sales and licenses	-	4,000	14,000	7,000
Custom programming	-	2,000	11,000	5,000
Scanning services	-	23,000	-	23,000
Gross revenues	202,000	267,000	437,000	507,000

Cost of services	139,000	104,000	210,000	177,000

Gross Profit	63,000	163,000	227,000	330,000

Operating costs and expenses:
General and administrative	219,000	187,000	416,000	468,000
Depreciation and amortization	10,000	12,000	18,000	22,000
Research and development	4,000	35,000	35,000	84,000
Total operating costs and expenses	233,000	234,000	469,000	574,000

Net operating income (loss)	(170,000)	(71,000)	(242,000)	(244,000)

Other income (expense):
Interest (expense)	(2,000)	(6,000)	(3,000)	(7,000)
Other
Gain (loss) on disposal of fixed assets	-	-	-	6,000
Total other income (expense)	(2,000)	(6,000)	(3,000)	(1,000)

Net income (loss)	$(172,000)	$(77,000)	$(245,000)	$(245,000)

Earnings per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and fully diluted	108,872,953	96,273,006	108,196,756	93,301,657

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Statements of Cash Flows
(Rounded to the nearest thousand)
(UNAUDITED)

	For the six months ended
	June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(245,000)	$(245,000)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for salaries	30,000	264,000
Common stock issued for services	71,000	74,000
Common stock issued for interest	-	1,000
Stock options issued for salaries	-	6,000
Stock options issued for services	-	62,000
Depreciation	18,000	22,000
Depreciation allocated to cost of services	3,000	3,000
Changes in operating assets and liabilities:
Accounts receivable	(25,000)	4,000
Inventory	(2,000)	2,000
Prepaid expenses and other assets	(6,000)	7,000
Accounts payable	49,000	(53,000)
Accrued expenses	32,000	(69,000)
Deferred revenue	(9,000)	(12,000)
Net cash (used) provided by operating activities	(84,000)	66,000

Cash flows from investing activities
Acquisition of fixed assets	(27,000)	(42,000)
Capital lease	11,000	-
Net cash used by investing activities	(16,000)	(42,000)

Cash flows from financing activities
Net proceeds from the issuance of common stock	68,000	-
Net proceeds from warrants/options exercised	-	-
Net cash provided by financing activities	68,000	-

Net increase (decrease) in cash equivalents	(32,000)	24,000
Cash equivalents - beginning	59,000	21,000
Cash equivalents - ending	$27,000	$45,000

Supplemental disclosures:
Interest paid	$-	$4,000
Shares issued for exercise of warrants	$10,000	$-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition:

Our revenues are generally classified into five main categories: software hosting and maintenance contracts; software usage fees; radiological services; the sale of software licenses to end users; and hardware sales associated with sales of our various software products. The Company also derives revenue from customization or modification to our core software products, scanning services and other services such as consulting, training and installation.  The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2 Software Revenue Recognition as amended.

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

Should the sale of its software involve an arrangement with multiple elements (for example, the sale of a software license along with the sale of maintenance and support to be delivered over the contract period), the Company allocates revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. The Company defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount at the time of the delivery of the product or when all other revenue recognition criteria have been met. Fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals of maintenance contracts. Fair value of services, such as training or consulting, is based upon separate sales of these services to other customers.  The Company follows the guidance in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with paragraphs 85 – 91 of SOP 97-2.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At June 30, 2008 and June 30, 2007, there were no custom software development arrangements in progress.

The Company also derives revenue from the sale of third party hardware, which is billed as a separate deliverable under consulting or custom development contracts.  Revenue from installation, training and consulting services is recognized when the services are rendered.  They include services that are not essential to the functionality of the software.  If these services are included in a software agreement with multiple elements, amounts are allocated to these categories based on the estimated number of hours required to complete the work, which is the same criteria used to bill for the services separately.  License revenue is recognized ratably over the term of the license. Revenue for all other services is recognized when the services are rendered.

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

Cash and cash equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At June 30, 2008, the Company had no cash and cash equivalents that exceeded federally insured limits.

Trade Accounts Receivable:

The Company extends unsecured credit to customers under normal trade agreements which generally require payment within 25 - 45 days.  Accounts not paid within 15 days after their original due date are considered delinquent.  Unless specified by the customer, payments are applied to the oldest unpaid invoice.  Accounts receivable are presented at the amount billed.

The Company also estimates an allowance for doubtful accounts, which amounted to $20,000 and $25,000 at June 30, 2008 and 2007, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  There were no charge-offs, net of recoveries, for the quarters ended June 30, 2008 and 2007.

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

Income taxes:

As of June 30, 2008, the Company’s federal net operating loss carryforwards were approximately $14,406,000.  The Company did not have a provision for (benefit from) income taxes for the six months ended June 30, 2008 and 2007.

The Financial Accounting Standards Board has published FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes,” to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes,” on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes (continued):

recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition.  To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the statement of operations.  FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The Company has completed its evaluation of the effects of FIN No. 48 and has concluded that the adoption of FIN No. 48 did not impact the financial statements for the quarter ended June 30, 2008.  The Company’s federal tax returns are potentially open to examinations for fiscal years 2003 through 2007.

Per share data:

The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock.  All potentially dilutive securities have been excluded from the computations since they would be antidilutive, however, these dilutive securities could potentially dilute earnings per share in the future. Options and warrants exercisable for 11,416,545 and 5,626,712 shares of common stock have been excluded from the diluted loss per share calculation for the years ended June 30, 2008 and 2007, respectively, because inclusion of such would be antidilutive.

Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $0 and $9,000 for the quarters ended June 30, 2008 and 2007, respectively.

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

Stock-based compensation:

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006.  SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company provides newly issued shares to satisfy stock option exercises.  There were 12,000,000 and 500,000 option awards granted to employees and directors in the years ended December 31, 2006 and 2007.  Of these, 6,500,000 are vested and outstanding at June 30, 2008.  During the quarters ended

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation (Continued):

June 30, 2008 and 2007, the Company did not have expenses related to option grants to employees and directors.

As of June 30, 2008, the Company has reserved 1,000,000 shares of its common stock for issuance upon exercise of stock options and warrants.

Software development:

The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs. Technological feasibility is generally achieved upon satisfactory beta test results. Upon achieving technological feasibility, programming costs are capitalized and amortized over the economic useful live which is estimated to be two years. There were no capitalized software development costs as of June 30, 2008 and 2007.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $14,406,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of June 30, 2008, consisted of the following:

Computers	$389,000
Furniture, fixtures and equipment	122,000
Automobiles	41,000
Leasehold improvements	20,000
572,000
Accumulated depreciation	(476,000)
$96,000

Depreciation expense for the six months ended June 30, 2008 and 2007 was $18,000 and $22,000 respectively.

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE 5 - CAPITAL LEASE PAYABLE

During the six month period ended June 30, 2008, the Company leased computer equipment valued at approximately $13,000.  The lease term is for 24 months beginning March 25, 2008 with an interest rate of 15%.  Monthly lease payments are approximately $600.

NOTE 6 - CAPITAL TRANSACTIONS

Common stock:

During the six month period ended June 30, 2008, the Company effected the following stock transactions:

The Company issued a total of 1,425,840 shares of the Company’s $0.001 par value common stock to employees in lieu of salary, which was valued at $30,000.

The Company issued a total of 11,706,707 shares the Company’s $0.001 par value common stock to outside contractors in exchange for services rendered of $71,000.

The Company issued a total of 4,000,001 shares of the Company’s $0.001 par value common stock in exchange for cash of $68,000.

Warrants:

During the six month period ended June 30, 2008, there were no warrants issued and none were exercised.

The following is a summary of warrants outstanding as of June 30, 2008:

Number of Warrants	Exercise Price	Expiration Date
771,545	$0.21	July 24, 2009
110,000	$0.25	July 24, 2008
700,000	$0.15	June 29, 2011

Stock options:

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant.  The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  Exercise prices and weighted-average contractual lives of stock options outstanding as of June 30, 2008, are as follows:

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE 6 - CAPITAL TRANSACTIONS (CONTINUED)

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$0.01-$0.049	12,500,000	8.4	$0.03	6,500,000	$0.03
$0.05-$0.30	2,335,000	4.3	$0.06	2,335,000	$0.06
$0.31-$0.50	100,000	2.8	$0.39	100,000	$0.39

Summary of Options Granted and Outstanding:

	For the six months ended June 30,
	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	15,835,000	$0.04	16,085,000	$0.04
Granted	-	-	500,000	$0.04
Cancelled	(900,000)	$0.06	(750,000)	$0.07
Exercised	-	-	-	-
Outstanding at end of period	14,935,000	$0.04	15,835,000	$0.04

Deferred compensation:

During the six month period ended June 30, 2008, the Company issued a total of 8,000,000 shares of its $0.001 par value common stock to members of the Board of Directors valued at $136,000 for services for 2008 and 2009.  At June 30, 2008, 2,000,000 shares have been earned, and the remaining 6,000,000 shares are considered deferred compensation.  During the six months ended June 30, 2008, the Company has expensed $34,000 in compensation expense for these shares.

During the six month period ended June 30, 2008, the Company issued a total of 3,000,000 shares of its $0.001 par value common stock to Mary Hansen valued at $51,000 for services.  At June 30, 2008, 1,000,000 shares have been earned, and the remaining 2,000,000 shares are considered deferred compensation.  During the six months ended June 30, 2008, the Company has expensed $17,000 in compensation expense for these shares.

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE 7 - MAJOR CUSTOMERS

During the six month period ended June 30, 2008, two customers accounted for 42% or approximately $180,000 of the Company's revenue.

As of June 30, 2008, balances due from two customers comprised 57% or approximately $88,000 of total accounts receivable.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring April 30, 2009.  The Company also leases an automobile expiring June 21, 2011 and computer equipment expiring March 24, 2010.  Future minimum lease payments as of June 30, 2008, are as follows:

Year	Amount
2008	$35,000
2009	$31,000
2010	$6,000

Rent expense for the six months ended June 30, 2008 and 2007 amounted to $31,000 and $30,000, respectively.

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2007. The agreement allows for a one-year renewal option unless terminated by either party.  Base salary is $60,000 per annum with available additional cash compensation as defined in the agreement.  Compensation under this agreement of $31,000 is included in general and administrative expenses for the six months ended June 30, 2008.  The non-competition agreement commences upon the termination of the employment agreement for a period of one year.   At June 30, 2008, there was a total of $0 in accrued payroll for this executive.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

OVERVIEW

Through June, 2008, we have realized revenues from six primary sources:

1.	software hosting and maintenance services;
2.	software usage fees;
3.	radiological services;
4.	hardware sales;
5.	software sales and licenses;
6.	custom programming services.

We also occasionally realize revenues from scanning services and from other services.

With each sale of our enterprise-level products, the end user enters into a license agreement for which an initial license fee is paid.  The license agreement also provides that in order to continue the license, the licensee must pay an annual software maintenance fee for which the party receives access to product upgrades, bug fixes and product patches.  Software maintenance consists primarily of hosting and managing our customers’ data on our servers, as well as technical support programs for our products.  Software usage comprises any charges for actual usage of our software.  Currently, software usage consists of XR-EXpress report fees, Business EXpress application minute fees and MedConEXpress case fees.

Also, during the quarter ended June 30, 2008, we began operating our new radiological services business through our wholly owned subsidiary, Telerad Service, Inc. (Telerad). Telerad provides radiological services to hospitals, mobile and portable x-ray providers, prisons, urgent care facilities, and assisted living facilities. Telerad utilizes our XR-EXpress software in providing the services. At the date of this report, we have fourteen licensed radiologists available to read and report on radiological studies, which include x-ray films, ultrasounds, MRI’s and various scanned images. Telerad provides professional liability insurance for all radiologists on staff. Our services are available all day, every day of the year.  This line of business is a direct outgrowth of our work with the New Mexico Department of Health. Our teleradiology services are an expansion beyond the original scope of this work.

Cost of services consists primarily of engineering salaries and compensation-related expenses, engineering supplies, hardware purchases and connectivity costs.  General and administrative expenses consist primarily of salaries and benefits of personnel responsible for business development and operating activities, and include corporate overhead expenses.  Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including acquisitions, sales and marketing, administrative, and reporting responsibilities.  We record these expenses when incurred.  Fees to radiologists, a component of personnel-related expenses, will become an increasing component of our cost of services in future periods as our revenues from radiological services are expected to increase.

In general, our key indicator of operating progress is gross revenue.  For the quarters ended June 2008 and 2007, personnel-related expenses have accounted for approximately 80% of our total operating expenses, with fixed costs such as building and equipment rent, utilities, insurance, communications and depreciation accounting for an additional 10%.  The only personnel-related costs that are directly variable with sales are those associated with custom programming, because they are directly billable.  This means that over 70% of our expenses are relatively fixed.  All of the remaining expenses vary, but less than five percent vary directly with sales.   Until we have been marketing our products consistently for a certain period of time, gross revenue will remain the best gauge of our progress.

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

See Note 2 to the Company’s Financial Statements for a full discussion of the Company’s critical accounting policies and estimates.

RESULTS OF OPERATIONS

Revenues:

For the Quarter Ended June 30,
2008		2007
$202,000	compared to	$267,000	a decrease of $65,000 or 24.3%

For the Six Months Ended June 30,
2008		2007
$437,000	compared to	$507,000	a decrease of $70,000 or 13.8%

These changes are a result of the following factors:

1.  Software hosting and maintenance:

For the Quarter Ended June 30,
2008		2007
$61,000	compared to	$137,000	a decrease of $76,000 or 55.5%

For the Six Months Ended June 30,
2008		2007
$132,000	compared to	$256,000	a decrease of $124,000 or 48.4%

Substantially all of the decrease in software hosting and maintenance revenues during the first half of 2008 as compared to the same period in 2007 is the result of decreases in revenues from customers using our older software, due to the loss of several customers during 2007 and early 2008.  Revenue from hosting and maintenance for our XR-Express and Business EXpress products remained relatively level for the first half of 2008 as compared to the same period in 2007.  Software maintenance consists mainly of hosting and managing our customers’ data on our systems, and to a lesser extent includes technical support programs associated with our products.

2.  Software usage fees:

For the Quarter Ended June 30,
2008		2007
$115,000	compared to	$97,000	an increase of $18,000 or 18.6%

For the Six Months Ended June 30,
2008		2007
$249,000	compared to	$193,000	an increase of $56,000 or 29.0%

The increase in revenue from software usage fees is primarily due to a combination of new XR-EXpress end users added plus a net increase in the volume of XR-EXpress reports generated by existing customers during the first half of 2008.  Approximately 179,000 reports were generated during the first half of 2008, as compared to approximately 145,000 reports during the first half of 2007.  We are still adding new XR-EXpress customers per quarter, and we currently have over 3,000 end users of the software.  As a result, we expect the increases in this revenue category to continue during 2008.

3.  Radiological services:

For the Quarter Ended June 30,
2008		2007
$21,000	compared to	$0	an increase of $21,000

For the Six Months Ended June 30,
2008		2007
$21,000	compared to	$0	an increase of $21,000

Our radiological services business began generating revenue in June, 2008.  To date, we have been adding several new customers per month and expect this experience to continue into the near future.  Accordingly, we anticipate increases in this revenue category during the remainder of the year. However, it is not possible to accurately predict the future rate of increase of this category until we have been marketing this service for a longer period of time.

4.  Hardware revenue:

For the Quarter Ended June 30,
2008		2007
$5,000	compared to	$4,000	an increase of $1,000 or 25.0%

For the Six Months Ended June 30,
2008		2007
$10,000	compared to	$23,000	a decrease of $13,000 or 56.5%

The decrease in hardware revenue during the first half of 2008 as compared to the same half in 2007 is mainly due to the sale of a Business EXpress server to one customer during the first quarter of 2007.  All hardware sales were associated with sales of our XR-EXpress and Business EXpress software.  We expect this category to remain flat or decrease slightly in the coming year as we continue to focus on providing services rather than sales of software.

5.  Software sales and licenses:

For the Quarter Ended June 30,
2008		2007
$0	compared to	$4,000	a decrease of $4,000

For the Six Months Ended June 30,
2008		2007
$14,000	compared to	$7,000	an increase of $7,000 or 100.0%

The decrease in software sales and license revenue for the quarter ended June 30, 2008 is attributable to our continued focus on providing services as opposed to sales of software.  The increase for the six months ended June 30, 2008 was mostly attributable to the addition of three new XR-EXpress customers during the first quarter of 2008, as compared to the addition of only one new customer during the same quarter in 2007.  Software sales will most likely vary from one quarter to the next during 2008 as we continue to add new customers for XR-EXpress, MedConEXpress, and Business EXpress.  However, since we are continuing to focus our efforts on building recurring revenues, we have modified our policy to include the cost of the XR-EXpress compression software with the setup for any new customers that have at least ten end users.  As a result, we expect our revenues from software sales and licenses to remain low during the coming year.

6.  Custom programming revenue:

For the Quarter Ended June 30,
2008		2007
$0	compared to	$2,000	a decrease of $2,000

For the Six Months Ended June 30,
2008		2007
$11,000	compared to	$5,000	an increase of $6,000 or 120.0%

The decrease in custom programming revenue for the first half of 2008 as compared to the same half in 2007 is due to the fact that we had no custom programming projects during the current quarter. The increase in custom programming revenue during the first half of 2008 as compared to the same half in 2007 is due to the addition of one MedConEXpress customer during the first quarter of 2008.  Since we have reduced our focus on sales of software, the number of custom programming projects requested by customers with enterprise-level systems has been inconsistent.  We continue to offer programming services for database integration and for other projects for our existing customers; however, we expect our custom programming revenues to remain low during the coming year.

Cost of services:

For the Quarter Ended June 30,
2008		2007
$139,000	compared to	$104,000	an increase of $35,000 or 33.7%

For the Six Months Ended June 30,
2008		2007
$210,000	compared to	$177,000	an increase of $33,000 or 18.6%

These increases in cost of services are due to the fact that during the first half of 2008, approximately 75% of the engineering time that would normally be allocated to research and development was used to integrate our XR-Express product with the software used by our new radiology customers.  This effort included seeking FDA section 510k approval for portions of our existing radiology software.  During the first half of 2008, approximately 77% of our cost of sales consisted of salaries, contract services and other personnel-related expenses for our engineering staff, as compared with approximately 83% during the first half of 2007.  This range of percentages has been consistent over the last three years. However, we anticipate that the cost of services will increase as our radiological services revenue increases.

General and administrative expenses:

For the Quarter Ended June 30,
2008		2007
$219,000	compared to	$187,000	an increase of $32,000 or 17.1%

For the Six Months Ended June 30,
2008		2007
$416,000	compared to	$468,000	a decrease of $52,000 or 11.1%

The increase in general and administrative expenses for the second quarter of 2008 as compared to the same period last year was due to a credit for overpayment of legal expenses during the second quarter of 2007.  The decrease in general and administrative expenses for the first half of 2008 as compared to the first half of 2007 was due to two factors:  marketing expenses decreased due to our participation in two trade shows during the first half of 2007 as compared to only one in the same period in 2008, and compensation expenses decreased due to the vesting of options issued to directors during 2006.  The remaining decrease was due to a variety of immaterial factors.

Depreciation expense:

For the Quarter Ended June 30,
2008		2007
$10,000	compared to	$12,000	a decrease of $2,000 or 16.7%

For the Six Months Ended June 30,
2008		2007
$18,000	compared to	$22,000	a decrease of $4,000 or 18.2%

The decrease in depreciation expense was due to the maturation of our furniture and fixtures and some of our computer equipment during the first quarter of 2008.

Research and development costs:

For the Quarter Ended June 30,
2008		2007
$4,000	compared to	$35,000	a decrease of $31,000 or 88.6%

For the Six Months Ended June 30,
2008		2007
$35,000	compared to	$84,000	a decrease of $49,000 or 58.33%

These decreases are due to reduction in personnel costs as a result of the completion of our DDS-EXpress product during 2007, as well as allocation of engineering time during the second quarter of 2008 to integrating our XR-Express product with our new radiology customers as opposed to research and development (see discussion on cost of services above).

During 2007 and 2008, over 90% of our research and development costs are directly associated with staffing.  In the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software that require modification.  Management anticipates that research and development costs in the future will focus both on the upgrading of our existing products and the continued development of new products using our core technology; therefore they will remain relatively steady during the coming year.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, cash and cash equivalents totaled $27,000, representing a $32,000 decrease from December 31, 2007. The decrease in available cash was due to the following factors during the period:

Operating activities:

For the Six Months Ended June 30,
2008		2007
used $(84,000)	compared to	provided $66,000	a decrease in available cash of $150,000

The decrease in available cash from operations during the first half of 2008 was primarily due to two factors:  we stopped issuing options and shares for salaries and reduced the issuance of shares for services, which resulted in an increased use of cash for salaries and contractors of $305,000.  This decrease was partially offset by the increase in accounts payable and accrued expenses due to slow cash flow, which provided $203,000 in cash flow.  This decrease in cash flow means that we have sold equity securities during the second quarter of 2008 to augment our cash flow.  We expect the reduced cash flow to continue into the third quarter of 2008.  Beginning in the fourth quarter of 2008, we anticipate improved cash flow as a result of our new radiology services which began generating revenue in June 2008.

Investing activities:

For the Six Months Ended June 30,
2008		2007
used $(16,000)	compared to	used $(42,000)	an increase in available cash of $26,000

During the first half of 2008, we purchased $13,000 and leased $10,000 of computer equipment, as compared to the purchase of a vehicle valued at $42,000 during the first quarter of 2007.

Financing activities:

For the Six Months Ended June 30,
2008		2007
provided $68,000	compared to	provided $0	an increase in available cash of $68,000

The increase in available cash from financing activities was the result of stock purchases by two investors during the second quarter of 2008.

Capital expenditure commitments:

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space.

Working capital:

At June 30, 2008, we had a working capital surplus of $18,000 as opposed to a working capital surplus of $95,000 at the beginning of the period, a decrease of $77,000.  This decrease is primarily due to an increase in current accounts payable and accrued expenses during the first half of 2008 as a result of increased legal fees associated with the startup of Telerad Service, Inc. and increased accounting fees associated with our annual audit during the first quarter.  Also, as of June 30, 2008, balances due from two customers comprised 57% or approximately $88,000 of our total accounts receivable, and we have one account valued at approximately $18,000 in collections.  If we are not able to collect from these customers, it could extend our cash flow shortage into the fourth quarter of 2008.  We have incurred operating losses and negative cash flows for the past two fiscal years that have been funded through the issuance of equity securities.  Our monthly recurring revenues increased from an average of $45,000 per month at the beginning of 2006 to a current average of approximately $65,000 per month.  We may also continue to sell equity securities and incur debt as needed to meet our operating needs during 2008.

We anticipate that our primary uses of cash in the next year will be for general operating purposes.  Based on cash flow projections, our normal operating cash requirements for the next twelve months will continue to be approximately $1,200,000.  Our goal during 2007 was to be funding our operating requirements entirely from revenues by the end of the year, and we did achieve that goal toward the end of the year.  We are currently generating cash flow from recurring revenues of approximately $65,000 per month, and this amount has increased steadily since the beginning of 2006.  We also generate revenues from sales of software, hardware, and custom programming projects.  This level of cash flow will allow us to maintain our current level of operations.  Our goal for 2008 is to begin generating a net profit and positive cash flow by the end of the year.  We expect the upward trend in recurring revenues to continue in 2008 and 2009, although it is not possible to predict the rate of increase until our new products have been established in the market for a reasonable period of time.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4T.  CONTROLS AND PROCEDURES.

Management’s responsibility for controls and procedures

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting.  Our controls over financial reporting are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management did not use a framework to conduct the required evaluation of the effectiveness of our internal control over financial reporting since, in the view of management, comparison with a framework was unwarranted because of (i) the small size of our current operations and (ii) our executive management structure (consisting of only our principal executive officer and principal financial officer) which enables management to be aware of all transactions.

The company has limited resources and as a result, a material weakness in financial reporting currently exists, because of our limited resources and personnel.

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  Management has determined that a material weakness exists due to a lack of segregation of duties, resulting from the Company's limited resources and personnel.

We have not made any change in our internal control over financial reporting during the quarter ended June 30, 2008.

PART II

ITEM 1.  LEGAL PROCEEDINGS

We are not engaged in any legal proceedings, and do not know of any threatened litigation or claims.

ITEM 1A.  RISK FACTORS

During the three month period ended June 30, 2008, there has not been any change in or addition to the risk factors to which investment in our common stock is subject.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about our unregistered sales of common stock during the three month period ended June 30, 2008:

Name of Purchaser	Number of Shares	Price	Relationship
Mary Hansen (1)	3,000,000	$51,000	Contractor
Bruce Stabile (2)	525,654	$14,000	Contractor
Richard Govatski (3)	2,000,000	$34,000	Board Member
Teresa Dickey (4)	2,000,000	$34,000	Board Member
John Handley (5)	2,000,000	$34,000	Board Member
Frank Reidy (6)	2,000,000	$34,000	Board Member
Frank Reidy (7)	2,823,530	$48,000	Board Member
John Shaver (8)	1,176,471	$20,000	Shareholder
Rafael Rubio (9)	1,000,000	$17,000	Employee

1.	Of the 3,000,000 shares issued to Ms. Hansen, 1,000,000 shares have been earned as of June 30, 2008. Ms. Hansen provided services in payment for the shares earned.
2.	Mr. Stabile provided services in payment for the shares issued to him.
3.	Of the 2,000,000 shares issued to Mr. Govatski, 500,000 shares have been earned as of June 30, 2008. Mr. Govatski provided services in payment for the shares earned.
4.	Of the 2,000,000 shares issued to Ms. Dickey, 500,000 shares have been earned as of June 30, 2008. Ms. Dickey provided services in payment for the shares earned.
5.	Of the 2,000,000 shares issued to Mr. Handley, 500,000 shares have been earned as of June 30, 2008. Mr. Handley provided services in payment for the shares earned.
6.	Of the 2,000,000 shares issued to Mr. Reidy, 500,000 shares have been earned as of June 30, 2008. Mr. Reidy provided services in payment for the shares earned.
7.	Mr. Reidy provided cash in payment for these shares issued to him.
8.	Mr. Shaver cash in payment for these shares issued to him.
9.	Mr. Rubio provided services in payment for these shares issued to him.

We did not pay and to our knowledge no one acting on our behalf or paid any commissions of other compensation with respect to the sales identified in the foregoing table.  We made the sale directly to each purchaser for the consideration stated in the table.  We used cash proceeds from such sales for working capital in payment of current obligations.  See footnotes to the foregoing table for information regarding the nature of non-cash consideration paid for shares.  Each purchaser acknowledged the investment nature of the transaction and a legend was placed on each certificate, prohibiting public resale of the shares, except in compliance with Rule 144.  We believe Mr. each purchaser has such knowledge and experience in business and financial transactions that he or she is able to understand and evaluate the risks and merits of investment in our common stock.  We relied upon the exemption from the registration requirement of the Securities Act of 1933, as amended (the “Act”) provided in Section 4(2) of the Act and the rules and regulations thereunder, on grounds that this sale did not involve a public offering within the meaning of the Act.

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

NEW MEXICO SOFTWARE, INC.

Date:                      August 14, 2008                                                                           By  /s/  Richard F. Govatski
Richard F. Govatski, President

Date:                      August 14, 2008                                                                           By  /s/  Teresa B. Dickey
Teresa B. Dickey, Treasurer  (Principal
Financial Officer)