Form 10-Q
period 2008-09-30
NEW MEXICO SOFTWARE, INC
filed 2008-11-14
CIK 1101865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of each of the issuer’s classes of common stock at November 12, 2008 was 125,381,608.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to the Financial Statements
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4T.  CONTROLS AND PROCEDURES

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
ITEM 1A.  RISK FACTORS
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.  OTHER INFORMATION
ITEM 6.  EXHIBITS

SIGNATURES

ITEM 1.  FINANCIAL STATEMENTS

New Mexico Software, Inc.
Balance Sheet
(Rounded to the nearest thousand)

	September 30,	December 31,
	2008	2007
Assets	(unaudited)	(audited)

Current assets:
Cash and cash equivalents	$33,000	$59,000
Accounts receivable, net	312,000	129,000
Inventory	24,000	22,000
Prepaid expenses and other assets	8,000	2,000
Total current assets	377,000	212,000

Furniture, equipment and improvements, net	106,000	90,000
Security deposits	4,000	4,000

Total assets	$487,000	$306,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$202,000	$34,000
Accrued expenses	106,000	44,000
Deferred revenue	29,000	39,000
Notes payable	36,000	-
Capital Lease	17,000	-
Total current liabilities	390,000	117,000

Long-term liabilities:
Capital lease - long-term portion	13,000	-
Total long-term liabilities	13,000	-

Total liabilities	403,000	117,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares
authorized, no shares issued and outstanding as of September 30, 2008	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 124,293,028 shares issued and outstanding
as of September 30, 2008 and 106,770,480 at December 31, 2007	124,000	107,000
Paid-in capital	14,510,000	14,212,000
Subscriptions payable	21,000	31,000
Deferred compensation	(119,000)	-
Accumulated deficit	(14,452,000)	(14,161,000)
Total stockholders' equity	84,000	189,000

Total liabilities and stockholder's equity	$487,000	$306,000

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Condensed Consolidated Statements of Operations
(Rounded to the nearest thousand)
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue
Software hosting and maintenance	$74,000	$101,000	$206,000	$357,000
Software usage fees	102,000	95,000	351,000	288,000
Radiological services	336,000	-	357,000	-
Hardware sales	1,000	5,000	11,000	31,000
Software sales and licenses	2,000	14,000	16,000	18,000
Custom programming	5,000	18,000	16,000	23,000
Scanning services	-	-	-	23,000
Gross revenues	520,000	233,000	957,000	740,000

Cost of services	384,000	115,000	594,000	292,000

Gross Profit	136,000	118,000	363,000	448,000

Operating costs and expenses:
General and administrative	163,000	270,000	579,000	737,000
Depreciation and amortization	8,000	11,000	26,000	34,000
Research and development	9,000	11,000	44,000	95,000
Total operating costs and expenses	180,000	292,000	649,000	866,000

Net operating income (loss)	(44,000)	(174,000)	(286,000)	(418,000)

Other income (expense):
Interest (expense)	(2,000)	(3,000)	(5,000)	(10,000)
Other	-	-	-	-
Gain (loss) on disposal of fixed assets	-	-	-	6,000
Total other income (expense)	(2,000)	(3,000)	(5,000)	(4,000)

Net income (loss)	$(46,000)	$(177,000)	$(291,000)	$(422,000)

Earnings per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and fully diluted	124,293,028	101,776,542	113,989,270	96,157,662

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Statements of Cash Flows
(Rounded to the nearest thousand)
(UNAUDITED)

	For the nine months ended
	September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(291,000)	$(422,000)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for salaries	30,000	353,000
Common stock issued for services	88,000	104,000
Common stock issued for interest	-	1,000
Stock options issued for salaries	-	9,000
Stock options issued for services	-	92,000
Depreciation	26,000	34,000
Depreciation allocated to cost of services	6,000	5,000
Changes in operating assets and liabilities:
Accounts receivable	(183,000)	2,000
Inventory	(2,000)	2,000
Prepaid expenses and other assets	(6,000)	11,000
Accounts payable	168,000	(43,000)
Accrued expenses	62,000	(74,000)
Deferred revenue	(10,000)	25,000
Net cash (used) provided by operating activities	(112,000)	99,000

Cash flows from investing activities
Acquisition of fixed assets	(14,000)	(45,000)
Net cash used by investing activities	(14,000)	(45,000)

Cash flows from financing activities
Proceeds from notes payable	36,000	-
Repayment of note payable	-	(41,000)
Repayment of principal under capital lease	(4,000)	-
Subscriptions payable	-	3,000
Net proceeds from the issuance of common stock	68,000	25,000
Net cash provided by financing activities	100,000	(13,000)

Net increase (decrease) in cash equivalents	(26,000)	41,000
Cash equivalents - beginning	59,000	21,000
Cash equivalents - ending	$33,000	$62,000

Supplemental disclosures:
Interest paid	$1,000	$7,000
Shares issued for exercise of warrants	$10,000	$-
Assets acquired under capital lease	$34,000	$-

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Condensed Consolidated Notes to the Financial Statements
for the period ended September 30, 2008
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

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

The Company offers with certain sales of its software products software maintenance upgrade and support arrangements. These contracts may be elements in a multiple-element arrangement or may be sold on a stand-alone basis. Revenues from maintenance and support services are recognized ratably on a straight-line basis over the term that the maintenance service is provided. The Company typically charges 17% to 21% of the software purchase price for a 12-month maintenance contract with discounts available for longer-term agreements. The complexity of the software determines the percentage that is charged to any individual customer, and that percentage remains consistent upon renewal unless there is a change in the software or the terms of the agreement.

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

New Mexico Software, Inc.
Condensed Consolidated Notes to the Financial Statements
for the period ended September 30, 2008
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (continued):

customer to purchase the software license, and for those hosting contracts that are sold without an associated software sale, the customer does not have the right or the ability to operate the software on its own.

Should the sale of its software involve an arrangement with multiple elements (for example, the sale of a software license along with the sale of maintenance and support to be delivered over the contract period), the Company allocates revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. The Company defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount at the time of the delivery of the product or when all other revenue recognition criteria have been met. Fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals of maintenance contracts. Fair value of services, such as training or consulting, is based upon separate sales of these services to other customers.  The Company follows the guidance in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software. Revenue is generally recognized for such arrangements under the percentage-of-completion method. Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with paragraphs 85 – 91 of SOP 97-2. The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract. At September 30, 2008 and September 30, 2007, there were no custom software development arrangements in progress.

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

The Company follows the guidance provided by SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements and SAB No. 104, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.

New Mexico Software, Inc.
Condensed Consolidated Notes to the Financial Statements
for the period ended September 30, 2008
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

Cash and cash equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At September 30, 2008, the Company had no cash and cash equivalents that exceeded federally insured limits.

Trade Accounts Receivable:

The Company extends unsecured credit to customers under normal trade agreements which generally require payment within 25 - 45 days.  Accounts not paid within 15 days after their original due date are considered delinquent. Unless specified by the customer, payments are applied to the oldest unpaid invoice.  Accounts receivable are presented at the amount billed.

The Company also estimates an allowance for doubtful accounts, which amounted to $20,000 and $22,000 at September 30, 2008 and 2007, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, for the quarters ended September 30, 2008 and 2007 were $1,000 and $3,000, respectively.

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

Income taxes:

As of September 30, 2008, the Company’s federal net operating loss carryforwards were approximately $14,452,000.  The Company did not have a provision for (benefit from) income taxes for the nine months ended September 30, 2008 and 2007.

New Mexico Software, Inc.
Condensed Consolidated Notes to the Financial Statements
for the period ended September 30, 2008
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Per share data:

The basic per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock.  All potentially dilutive securities have been excluded from the computations since they would be antidilutive, however, these dilutive securities could potentially dilute earnings per share in the future. Options and warrants exercisable for 10,406,545 and 5,626,712 shares of common stock have been excluded from the basic loss per share calculation for the periods ended September 30, 2008 and 2007, respectively, because inclusion of such would be antidilutive.

Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $0 and $9,000 for the quarters ended September 30, 2008 and 2007, respectively.

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

Stock-based compensation:

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006.  SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company provides newly issued shares to satisfy stock option exercises.  There were 12,000,000 and 500,000 option awards granted to employees and directors in the years ended December 31, 2006 and 2007.  Of these, 6,500,000 are vested and outstanding at September 30, 2008.  During the quarters ended September 30, 2008 and 2007, the Company had $0 and $101,000 expense related to option grants to employees and directors.

As of September 30, 2008, the Company has reserved 1,000,000 shares of its common stock for issuance upon exercise of stock options and warrants.

New Mexico Software, Inc.
Condensed Consolidated Notes to the Financial Statements
for the period ended September 30, 2008
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Software development:

The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs. Technological feasibility is generally achieved upon satisfactory beta test results. Upon achieving technological feasibility, programming costs are capitalized and amortized over the economic useful live which is estimated to be two years. There were no capitalized software development costs as of September 30, 2008 and 2007.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $14,452,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of September 30, 2008 and December 31, 2007 consisted of the following:

	9/30/08	12/31/07
Computers	$410,000	$362,000
Furniture, fixtures and equipment	122,000	121,000
Automobiles	41,000	41,000
Leasehold improvements	20,000	20,000
	593,000	544,000
Accumulated depreciation	(487,000)	(454,000)
	$106,000	$90,000

Depreciation expense for the nine months ended September 30, 2008 and 2007 was $26,000 and $34,000 respectively.

New Mexico Software, Inc.
Condensed Consolidated Notes to the Financial Statements
for the period ended September 30, 2008
(Unaudited)

NOTE 5 - CAPITAL LEASE PAYABLE

During the nine month period ended September 30, 2008, the Company leased computer equipment valued at approximately $34,000.  Following is a summary of the leases:

Lease	Start date	Term	Interest rate	Monthly payment
Apple Lease #1	3/25/2008	24 months	15%	$600
Apple Lease #2	9/11/2008	24 months	15%	$500
Apple Lease #3	9/29/2008	24 months	15%	$400

NOTE 6 – CAPITAL TRANSACTIONS

Common stock:

During the nine month period ended September 30, 2008, the Company effected the following stock transactions:

The Company issued a total of 1,425,840 shares of the Company’s $0.001 par value common stock to employees in lieu of salary, which was valued at $30,000.

The Company issued a total of 11,706,707 shares the Company’s $0.001 par value common stock to outside contractors in exchange for services rendered of $88,000.

The Company issued a total of 4,000,001 shares of the Company’s $0.001 par value common stock in exchange for cash of $68,000.

Warrants:

During the nine month period ended September 30, 2008, there were no warrants issued and none were exercised.

The following is a summary of warrants outstanding as of September 30, 2008:

Number of Warrants	Exercise Price	Expiration Date
771,545	$0.21	July 24, 2009
700,000	$0.15	June 29, 2011

Stock options:

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant.  The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  Exercise prices and weighted-average contractual lives of stock options outstanding as of September 30, 2008, are as follows:

New Mexico Software, Inc.
Condensed Consolidated Notes to the Financial Statements
for the period ended September 30, 2008
(Unaudited)

NOTE 6 – CAPITAL TRANSACTIONS (CONTINUED)

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.01-0.049	12,500,000	8.1	$0.03	6,500,000	$0.03
$0.05-0.30	2,335,000	4.1	$0.06	2,335,000	$0.06
$0.31-0.50	100,000	2.5	$0.39	100,000	$0.39

Summary of Options Granted and Outstanding:

	For the nine months ended September 30,
	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	15,835,000	$0.04	16,085,000	$0.04
Granted	-	-	500,000	$0.04
Cancelled	(900,000)	$0.06	(750,000)	$0.07
Exercised	-	-	-	-
Outstanding at end of period	14,935,000	$0.04	15,835,000	$0.04

In July 2008, the Company cancelled 110,000 warrants with an exercise price of $0.25 per share because the warrants had expired.

Deferred compensation:

During the nine month period ended September 30, 2008, the Company issued a total of 8,000,000 shares of its $0.001 par value common stock to members of the Board of Directors valued at $136,000 for services for 2008 and 2009.  At September 30, 2008, 3,000,000 shares have been earned, and the remaining 5,000,000 shares are considered deferred compensation.  During the nine months ended September 30, 2008, the Company has expensed $51,000 in compensation expense for these shares.

During the nine month period ended September 30, 2008, the Company issued a total of 3,000,000 shares of its $0.001 par value common stock to Mary Hansen valued at $51,000 for services.  At September 30, 2008, 1,000,000 shares have been earned, and the remaining 2,000,000 shares are considered deferred compensation.  During the nine months ended September 30, 2008, the Company has expensed $17,000 in compensation expense for these shares.

New Mexico Software, Inc.
Condensed Consolidated Notes to the Financial Statements
for the period ended September 30, 2008
(Unaudited)

NOTE 7 - MAJOR CUSTOMERS

During the nine month period ended September 30, 2008, five customers accounted for 43% or approximately $418,000 of the Company's revenue.

As of September 30, 2008, balances due from three customers comprised 60% or approximately $188,000 of total accounts receivable.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring April 30, 2009.  The Company also leases an automobile expiring June 21, 2011 and computer equipment in three leases expiring March 24, 2010, September 11, 2010 and September 29, 2010.  Future minimum lease payments as of September 30, 2008, are as follows:

Year	Amount
2008	$ 20,000
2009	$ 42,000
2010	$ 14,000

Rent expense for the nine months ended September 30, 2008 and 2007 amounted to $47,000 and $46,000, respectively.

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2007. The agreement allows for a one-year renewal option unless terminated by either party.  Base salary is $60,000 per annum with available additional cash compensation as defined in the agreement.  Compensation under this agreement of $46,000 is included in general and administrative expenses for the nine months ended September 30, 2008.  The non-competition agreement commences upon the termination of the employment agreement for a period of one year.   At September 30, 2008, there was a total of $0 in accrued payroll for this executive.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Through September 2008, we have realized revenues from six primary sources:

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

Also, during the quarter ended June 30, 2008, we began operating our new radiological services business through our wholly owned subsidiary, Telerad Service, Inc. (Telerad). Telerad provides radiological services to hospitals, mobile and portable x-ray providers, prisons, urgent care facilities, and assisted living facilities. Telerad utilizes our XR-EXpress software in providing the services. At this time, we have eighteen licensed radiologists available to read and report on radiological studies, which include x-ray films, ultrasounds, MRI’s and various scanned images. Telerad provides professional liability insurance for all radiologists on staff. Our services are available all day, every day of the year.  This line of business is a direct outgrowth of our work with the New Mexico Department of Health. Our teleradiology services are an expansion beyond the original scope of this work.

Cost of services consists primarily of engineering salaries and compensation-related expenses, engineering supplies, inventory shipped to customers, hardware depreciation, connectivity costs and shipping.  General and administrative expenses consist primarily of salaries and benefits of personnel responsible for business development and operating activities, and include corporate overhead expenses.  Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including acquisitions, sales and marketing, administrative, and reporting responsibilities.  We record these expenses when incurred.  Fees to radiologists, a component of personnel-related expenses, will become an increasing component of our cost of services in future periods as our revenues from radiological services are expected to increase.

In general, our key indicator of operating progress is gross revenue.  For the quarters ended September 30, 2008 and 2007, personnel-related expenses have accounted for approximately 80% of our total operating expenses, with fixed costs such as building and equipment rent, utilities, insurance, communications and depreciation accounting for an additional 10%.  The only personnel-related costs that are directly variable with sales are those associated with custom programming and radiologist fees.  This means that over 70% of our expenses are relatively fixed.  All of the remaining expenses vary, but less than five percent vary directly with sales.   Until we are consistently generating net profit, gross revenue will remain the best gauge of our progress.

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

RESULTS OF OPERATIONS

Revenues:

For the Quarter Ended September 30,
2008		2007
$520,000	compared to	$233,000	an increase of $287,000 or 123.2%

For the Nine Months Ended September 30,
2008		2007
$957,000	compared to	$740,000	an increase of $217,000 or 29.3%

These changes are a result of the following factors:

1.  Software hosting and maintenance:

For the Quarter Ended September 30,
2008		2007
$74,000	compared to	$101,000	a decrease of $27,000 or 26.7%

For the Nine Months Ended September 30,
2008		2007
$206,000	compared to	$357,000	a decrease of $151,000 or 42.3%

Substantially all of the decrease in software hosting and maintenance revenues during the first nine months of 2008 as compared to the same period in 2007 is due to the loss of several customers that were using older versions of our software during 2007 and early 2008.  Revenue from hosting and maintenance for our XR-Express and Business EXpress products remained relatively level for the first half of 2008 as compared to the same period in 2007.  Software maintenance consists mainly of revenues related to hosting and managing our customers’ data on our systems and to a lesser extent includes revenues from technical support programs associated with our products.

2.  Software usage fees:

For the Quarter Ended September 30,
2008		2007
$102,000	compared to	$95,000	an increase of $7,000 or 7.3%

For the Nine Months Ended September 30,
2008		2007
$351,000	compared to	$288,000	an increase of $63,000 or 21.9%

The increase in revenue from software usage fees is primarily due to a combination of new XR-EXpress end users added plus a net increase in the volume of XR-EXpress reports generated by existing customers during the first nine months of 2008. Approximately 263,000 reports were generated during the first nine months of 2008, as compared to approximately 226,000 reports during same period in 2007.

3.  Radiological services:

For the Quarter Ended September 30,
2008		2007
$336,000	compared to	$0	an increase of $336,000

For the Nine Months Ended September 30,
2008		2007
$357,000	compared to	$0	an increase of $357,000

Our radiological services business began generating revenue in June, 2008.  Since beginning operations, we have added several new customers per month and have provided almost 32,000 reports on combined reads of x-rays, CT scans and ultrasounds.

4.  Hardware revenue:

For the Quarter Ended September 30,
2008		2007
$1,000	compared to	$5,000	a decrease of $4,000 or 80.0%

For the Nine Months Ended September 30,
2008		2007
$11,000	compared to	$31,000	a decrease of $20,000 or 64.5%

The decrease in hardware revenue during the first nine months of 2008 as compared to the same period in 2007 is mainly due to the sale of a Business EXpress server to one customer during the first quarter of 2007.  All hardware sales are directly associated with sales of our XR-EXpress and Business EXpress software.  We expect this category to remain flat or decrease slightly in the coming year as we continue to focus on providing services rather than sales of software.

5.  Software sales and licenses:

For the Quarter Ended September 30,
2008		2007
$2,000	compared to	$14,000	a decrease of $12,000 or 85.7%

For the Nine Months Ended September 30,
2008		2007
$16,000	compared to	$18,000	a decrease of $2,000 or 11.1%

This decrease is attributable to our continued focus on providing services as opposed to sales of software.  As a result of this focus on building recurring revenues from services, we have modified our policy to include the cost of the XR-EXpress compression software with the setup for any new customers that have at least ten end users.  As a result, we expect our revenues from software sales and licenses to remain low during the coming year.

6.  Custom programming revenue:

For the Quarter Ended September 30,
2008		2007
$5,000	compared to	$18,000	a decrease of $13,000 or 72.2%

For the Nine Months Ended September 30,
2008		2007
$16,000	compared to	$23,000	a decrease of $7,000 or 30.4%

Since we have reduced our focus on sales of software, the number of custom programming projects requested by customers with enterprise-level systems has been inconsistent, resulting in the above decreases in custom programming revenue for the first nine months of 2008 as compared to the same period in 2007.  We continue to offer programming services for database integration and for other projects for our existing customers; however, we expect our custom programming revenues to remain low during the coming year.

Cost of services:

For the Quarter Ended September 30,
2008		2007
$384,000	compared to	$115,000	an increase of $269,000 or 233.9%

For the Nine Months Ended September 30,
2008		2007
$594,000	compared to	$292,000	an increase of $302,000 or 103.4%

Substantially all of the increases in cost of services are the result of costs related to our new teleradiology services.  These costs consist of radiologist fees, management fees, and professional credentialing and professional liability insurance.

General and administrative expenses:

For the Quarter Ended September 30,
2008		2007
$163,000	compared to	$270,000	a decrease of 107,000 or 39.6%

For the Nine Months Ended September 30,
2008		2007
$579,000	compared to	$737,000	a decrease of $158,000 or 21.4%

The decrease in general and administrative expenses was due to two factors:  marketing expenses decreased due to our participation in two trade shows during the first nine months of 2007 as compared to only one in the same period in 2008, and compensation expenses decreased due to the vesting of options issued to directors during 2006.  The remaining decrease was due to a variety of immaterial factors.

Depreciation expense:

For the Quarter Ended September 30,
2008		2007
$8,000	compared to	$11,000	a decrease of $3,000 or 27.3%

For the Nine Months Ended September 30,
2008		2007
$26,000	compared to	$34,000	a decrease of $8,000 or 23.5%

The decrease in depreciation expense was due to the maturation of our furniture and fixtures and some of our computer equipment during the first nine months of 2008.

Research and development costs:

For the Quarter Ended September 30,
2008		2007
$9,000	compared to	$11,000	a decrease of $2,000 or 18.2%

For the Nine Months Ended September 30,
2008		2007
$44,000	compared to	$95,000	a decrease of $51,000 or 53.7%

These decreases are due to reduction in personnel costs as a result of the completion of our DDS-EXpress product during 2007, as well as allocation of engineering time during the second and third quarters of 2008 to integrating our XR-Express product with our new radiology customers as opposed to research and development.  We are not actively marketing DDS-EXpress at this time, therefore we are not incurring any research and development costs related to this product.  Our current research and development costs are primarily associated with development of a new product related to our MedConEXpress product.

During 2007 and 2008, over 90% of our research and development costs are directly associated with staffing.  In the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software that require modification.  Management anticipates that research and development costs in the future will focus both on the upgrading of our existing products and the continued development of new products using our core technology; therefore, they will remain relatively steady during the coming year.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, cash and cash equivalents totaled $33,000, representing a $26,000 decrease from December 31, 2007. The decrease in available cash was due to the following factors during the period:

Operating activities:

For the Nine Months Ended September 30,
2008		2007
used $(112,000)	compared to	provided $99,000	a decrease in available cash of $211,000

The decrease in available cash from operations during the first half of 2008 was primarily due to two factors:  we stopped issuing options and shares for salaries and reduced the issuance of shares for services, which resulted in an increased use of cash for salaries and contractors of $441,000.  This decrease was partially offset by the increase in accounts payable and accrued expenses due to slow cash flow, which provided $230,000 in cash flow.  This decrease in cash flow resulted in the sale of equity securities during the second quarter of 2008 and short-term loans during the third quarter of 2008 to augment our cash flow.  Beginning in the fourth quarter of 2008, we anticipate improved cash flow as a result of our new radiology services which began generating revenue in June 2008.

Investing activities:

For the Nine Months Ended September 30,
2008		2007
used $(14,000)	compared to	used $(45,000)	an increase in available cash of $31,000

During the first nine months of 2008, we purchased $48,000 and leased $34,000 of computer equipment, as compared to the purchase of a vehicle valued at $45,000 during the first quarter of 2007.

Financing activities:

For the Nine Months Ended September 30,
2008		2007
provided $100,000	compared to	used $(13,000)	an increase in available cash of $113,000

The increase in available cash from financing activities was the result of stock purchases of $68,000 by two investors during the second quarter of 2008 and short-term loans of $36,000 during the third quarter of 2008.

Capital expenditure commitments:

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space.

Working capital:

At September 30, 2008, we had a working capital deficit of ($13,000) as opposed to a working capital surplus of $95,000 at the beginning of the period, a decrease of $108,000.  This decrease is primarily due to an increase in current accounts payable and accrued expenses during the first nine months of 2008 as a result of fees owed to radiologists associated with Telerad Service, Inc.  Also, as of September 30, 2008, balances due from three customers comprised 60% or approximately $188,000 of our total accounts receivable, and we have one account valued at approximately $18,000 in collections.  If we are not able to collect from these customers, it could extend our cash flow shortage into the fourth quarter of 2008.  We have incurred operating losses and negative cash flows for the past two fiscal years that have been funded through the issuance of equity securities.  Our monthly recurring revenues increased from an average of $65,000 per month at the beginning of 2007 to a current average of over $200,000 per month.  We may also continue to sell equity securities and incur debt as needed to meet our operating needs during 2008.

We anticipate that our primary uses of cash in the next year will be for general operating purposes.  Based on cash flow projections including Telerad, our normal operating cash requirements for the next twelve months are estimated to be approximately $2,500,000.  Our goal during 2007 was to be funding our operating requirements entirely from revenues by the end of the year, and we did achieve that goal toward the end of the year.  We are currently generating cash flow from recurring revenues of over $200,000 per month, and this amount has increased steadily since the beginning of 2006.  We also generate modest revenues from sales of software, hardware, and custom programming projects.  This level of cash flow will allow us to maintain our current level of operations.  Our goal for 2008 at the beginning of the year was to begin generating a net profit and positive cash flow by the end of the year.  At this time, we anticipate reaching that goal by the end of the first quarter of 2009.  We expect the upward trend in recurring revenues to continue through the remainder of 2008 and into mid-2009, although it is not possible to predict the rate of increase until our new products have been established in the market for a reasonable period of time.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4T  CONTROLS AND PROCEDURES

307 – Disclosure controls and procedures:  As of September 30, 2008, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, such disclosure controls and procedures were not effective.

308T(b) – Changes in internal control over financial reporting:  Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect this control.

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

ITEM 1A.  RISK FACTORS

During the three month period ended September 30, 2008, there has not been any change in or addition to the risk factors to which investment in our common stock is subject.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no securities issued in the current quarter.

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

NEW MEXICO SOFTWARE, INC.

Date: November 14, 2008	By /s/ Richard F. Govatski
Richard F. Govatski, President

Date: November 14, 2008	By /s/ Teresa B. Dickey
Teresa B. Dickey, Treasurer (Principal
Financial Officer)