Form 10-K
period 2008-12-31
NEW MEXICO SOFTWARE, INC
filed 2009-04-14
CIK 1101865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
YES [  ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
YES [  ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and  will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]   Accelerated filer [  ]   Non-accelerated filer [  ]   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ] NO [X]

AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON DECEMBER 31, 2008, WAS: $7,420,999

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Our History and Background

Our business was incorporated in New Mexico in 1996 under the name of New Mexico Software, Inc.  We were acquired by Raddatz Exploration, Inc., a publicly traded Delaware corporation, in 1999.   At that time, Raddatz changed its name to NMXS.com, Inc., and operated New Mexico Software, Inc. as a wholly-owned subsidiary.    On January 1, 2006, NMXS.com, Inc. merged into its newly incorporated, wholly-owned subsidiary, New Mexico Software, Inc., a Nevada corporation, for the sole purpose of changing its state of incorporation and its name.  In May 2008, we created a wholly-owned subsidiary called Telerad Service, Inc. to provide radiological services.

Our address on the World Wide Web is www.nmxs.com.  A secondary address is also available, www.nmxc.net, which broadcasts the same information as www.nmxs.com. The information at that web site is not part of our annual report, and we specifically disclaim any liability under federal securities law related to the web site.

Our Business

We provide Software-as-a-Service (SaaS) solutions for a wide variety of industries.  We offer our services via our web-based technology that allows our customers in any type of commercial business and not-for-profit organization to optimize their operations without spending significant time and money on upfront costs for hardware, software, tech support and training.

Our Products and Services

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

XR-EXpress:  XR-EXpress is a secure, HIPAA-compliant system that enables medical providers to examine medical images such as x-rays, EKG’s, and ultrasounds over the Internet.  The originating medical facility or service provider uploads medical images as high-resolution DICOM digital files to our secure servers.  The digital files are tagged with patient information.  The independent radiologist then accesses the digital images on our secure servers through his or her own computer and returns the diagnostic report to our secure server for access by the treating physician.  XR-EXpress significantly reduces the time between the imaging events and report delivery.  Our workflow technology provides scheduling, dispatching, monitoring and reporting functions, which boosts the customer’s efficiency and productivity while enhancing patient care.  XR-EXpress is structured and delivered as a hosted model, reducing the customer’s need for capital investment in technology and eliminating technology support costs.  During 2008, we received the US Food and Drug Administration’s 510(k) clearance to market XR-EXpress as a Class II medical device. This clearance allows us to market XR-EXpress in the United States under FDA general control provisions, including requirements for annual registration of devices, good manufacturing practice, labeling, and prohibitions against misbranding and adulteration.  We believe that this will provide increased assurance to potential new customers regarding the quality of XR-EXpress, which will result in increased marketing opportunities for us in the future.

XR-EXpress also may be used in neurosurgery, trauma, cardiology and pediatric care by facilitating referrals and consultations.  XR-EXpress enables a referring hospital to instantly transmit digital diagnostic images and reports to a consulting physician, providing a means for the consulting physician to aid the attending physician in applying the appropriate care.  We believe XR-EXpress is especially useful when the patient is located a substantial distance from a Class I Trauma Facility and transport decisions must be made quickly and cost effectively.  XR-EXpress enables hospitals to avoid unnecessary transports, more effectively utilize resources, and make better triage and management decisions, thus saving money and facilitating superior patient care.  XR-EXpress will soon be available with videophone capabilities for face-to-face remote diagnosis.  The audio/video can be stored digitally and linked with the appropriate patient images and reports to provide documentation for billing purposes.

DFC3:  DFC3  is our business automation platform.  Our customers can automate common paper tasks with PDF files and Javascript using any Web 2.0 compliant device.  Since our DFC3 product is hosted online, customers can stay synchronized at their desks and on their mobile devices.

Telerad Service, Inc.:  Telerad Service provides radiological services.  We currently have 23 doctors on contract, licensed in 48 states, providing reads for x-rays, ultrasounds and MRIs for customers in 34 states.  We operate 24 hours per day, 7 days per week, 365 days per year, providing high-quality reports with exceptional turn-around times and customer service.

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

Business Strategy

Our greatest growth over the preceding three years has been in the medical division.  According to the Centers for Medicare and Medicaid Services, “Telemedicine is viewed as a cost-effective alternative to the more traditional face-to-face way of providing medical care.”  (www.cms.hhs.gov/telemedicine)  Today, there is tremendous pressure to reduce health care costs as part of overall health care reform, and it is widely acknowledged that telemedicine can and should be an integral part of health care reform.

Telemedicine can potentially contribute to providing safe, effective services while reducing costs in a wide variety of medical applications, such as avoiding unnecessary patient transports, providing support for hospital overflows, providing increased services in remote or rural areas, decreasing the length of some patient stays, provide increased home management of chronic diseases, and increase access to specialized services.  Digital diagnostics systems in particular have demonstrated significantly improved image quality over the last few years, while at the same time being available at reduced costs.  By providing enhanced diagnostic capabilities with quick turn-around times, teleradiology can potentially increase patient safety and reduce costs.  Teleradiology can be useful in such diverse environments as rural areas, nursing and assisted living facilities, corrections facilities, battlefields, and possibly even maritime and aviation applications.

Because of the potential opportunities in telemedicine in general and teleradiology in particular as health care reform is pursued in the country, we will be focusing the majority of our marketing efforts in these areas during the coming year.   We believe that we can continue to take advantage of the growth in the telemedicine market in general and the teleradiology market in particular during the next few years to further expand our customer base and our revenues.

During the next few years, we will implement this new strategy in a more formal way.  Our current strategy involves the following factors:

o
Leverage our technology that we have developed during the last nine years to become a service provider.  Our workflow technologies can significantly improve our customers’ efficiency and productivity, as well as help them to provide high-quality customer service.

o
Continue to emphasize the flexibility and affordability of our products as hosted applications.  Our customers do not need extensive hardware, software or technology staff to use our products.  Also, we are usually able to get new customers and doctors operational within days, sometimes within hours, including training.

o
Continue to expand the products and services we offer.  For example, we have recently introduced a dispatch module for our XR-EXpress product, and we will soon introduce an accounting and billing module, as well as the ability to transmit specialized medical images and other high resolution digital information.  We have implemented a quality assurance program including peer review for Telerad Service. Our XR-EXpress product can be offered for remote consultation via videophones.  These applications are programs facilitating the instant delivery of certain data, with multiple uses in the medical and security industries.

o	Continue to offer timely and thorough customer service.

Competition

Other, better-financed companies may be developing similar products that could compete with our products.  Such competition could have a material adverse effect on our business, financial condition, performance and prospects.  While the Internet technology marketplace is extremely competitive, we believe we have a first-to-market advantage with our products.  In addition, although the current market for telemedicine and teleradiology is growing rapidly, they are also exceptionally competitive.  Other highly capitalized companies that have recognized the potentials of digital image management products and telemedicine could overwhelm our advantage with expensive and expansive media blitzes that create the perception of a dominant market presence and/or superior products.  If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations, and financial condition will be materially and adversely affected.  The risk factor inherent in the use of Open Source software development tools is the fact that a sophisticated competitor might be able to imitate our work and produce similar functionality.  Any such imitation, should it occur, could have material adverse effects on our business, financial condition, performance and prospects.

Marketing and Customers

During the last three years we have concentrated on expanding our customer base for recurring revenues for software hosting and usage fees.  During this time, our most effective marketing tool has been customer referrals and direct sales.  During 2009, we plan to continue this approach, along with targeted trade shows and occasional direct marketing to potential XR-Express and Telerad Service customers, to further build our customer base and to sustain our progress in growing our revenues.  Overall, we anticipate that our customer base will continue to broaden in the next year, particularly for Telerad Service, giving more stability, steady growth, and predictability to our revenues.

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

We have entered into confidentiality and non-disclosure agreements with our employees and contractors in order to limit access to, and disclosure of, our proprietary information.  There is no assurance that these contractual arrangements or the other steps we have taken to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies.

Although we do not believe that we infringe the proprietary rights of third parties, there is no assurance that third parties will not claim infringement by us with respect to past, current, or future technologies.  We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry grows.  Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays, or require us to enter into royalty or licensing agreements.  Such royalty or licensing agreements may not be available on terms acceptable to us or at all.  As a result, any such claim could have a material adverse effect upon our business, results of operations, and financial condition.

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

Employees

As of March 31, 2009, we had 21 full-time and three part-time staff, including five in systems engineering and quality assurance; two in sales, twelve customer support; and five in administration.  We also have 23 radiologists on contract for Telerad Service.

Item 1A.  Risk Factors

A small number of customers represent a large amount of our revenues and the loss of such customers will result in a significant decrease in revenues and threaten our ongoing operations.

During the year ended December 31, 2008, three customers accounted for 44% of our revenue.  During the year ended December 31, 2007, three customers accounted for 36% of our revenues.  The loss of such customers would result in a significant decrease in our revenues.  Such decrease will negatively impact our growth and threaten our ongoing operations.

A small number of customers represent a large amount of our accounts receivable and the failure to collect those balances will result in a significant decrease in cash flow and threaten our ongoing operations.

As of December 31, 2008, balances due from two customers comprised 43% of total accounts receivable.  Failure to collect these balances would result in a significant decrease in our working cash flow.  Such decrease will negatively impact our growth and threaten our ongoing operations.

Our business depends on a limited number of key personnel, the loss of whom could negatively affect us.

Richard F. Govatski and Teresa B. Dickey, our senior executives and major stockholders, are important to our success. If they become unable or unwilling to continue in their present positions, our business and financial results could be materially negatively affected.

If we fail to adequately manage our growth, we may not be successful in growing our business and becoming profitable.

We expect our business and number of employees to grow over the next 12 months, particularly as Telerad Service continues to add new customers.  We expect that our growth will place significant stress on our operations, management, employee base and ability to meet capital requirements sufficient to support our growth.  Any failure to address the needs of our growing business successfully could have a negative impact on our chance of success.

Our occasional reliance on issuances of shares of our common stock for services performed for us in lieu of paying for such services will result in dilution of your investment and a depressed market price for our shares of common stock.

Occasionally, we have paid for services by issuing shares of our common stock, in lieu of paying cash, to our employees and other service providers.  We may find it necessary to continue this practice from time to time.  In the event we issue stock for services in the future, the issuance of such shares will result in the dilution of your investment in us.

Reliance on oral agreements with some of our customers could have a material negative impact on our revenues.

We have oral agreements with a few of our long-term major customers rather than written contracts.  As a result, these agreements may be terminated at any time, and therefore they provide little guarantee of future revenues.  In addition, if these customers fail to perform their obligations under these agreements, it could have a material negative impact on our future cash flows, and there is little likelihood that we would be able to recover any unpaid receivables from these customers without significant effort and legal costs.

Our ability to grow our medical division in order to achieve profitability depends on our ability to contract with qualified radiologists.  Inability to locate and attract licensed and qualified radiologists could have a material negative impact on our future growth and profitability.

The current market for highly qualified radiologists is competitive, and the number of available radiologists could potentially decrease in the coming years.  If we are unable to locate and attract licensed and qualified radiologists, we could have difficulty growing our teleradiology business, which would negatively impact our revenues and operations, as well as reducing our opportunities for becoming profitable.

The current telemedicine and teleradiology markets are competitive, and they are projected to become significantly more competitive in the next few years, which may make it difficult to attract and retain customers.

The markets for telemedicine in general and teleradiology in particular are exceptionally competitive and volatile at this time, and potential government intervention in the form of health care reform may increase these factors.  In addition, the technology used in these industries is rapidly changing.  If we are not able to continually adapt to the changing market conditions, we may experience difficulties attracting and retaining customers, which could have a materially adverse effect on our revenues and operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We do not have any unresolved staff comments.

ITEM 2.  DESCRIPTION OF PROPERTY

We currently lease a 3,000 square foot facility in Albuquerque, New Mexico, at a cost of approximately $4,820 per month.  The lease expires on April 30, 2009.  We currently are in negotiations to extend the lease.  The facility houses our administrative, marketing and engineering offices, and provides adequate room for expansion.  It also contains an advanced telephone system which will provide the capability needed to provide adequate customer telephone support.  We house our servers in a separate facility downstairs from ours, at a cost of approximately $1,700 per month on a month-to-month basis.  The two locations are networked together by fiber optics.  In this facility we have access to a large power generator, which enables our servers to continue operating during power outages.

ITEM 3.  LEGAL PROCEEDINGS

On February 18, 2009, Premier Medical Enterprise Solutions, Inc. filed a complaint in the Federal District Court in Albuquerque against us and our chief executive officer.  Premier has been a customer of our XR-EXpress application.  The complaint alleges among other things breaches of (i) fiduciary duty, (ii) covenant of good faith and fair dealing and (iii) contract, along with claims of conversion and tortuous interference.  The suit seeks compensatory, punitive and exemplary damages in excess of $75,000, together with injunctive relief against unfair competition, an accounting (for three items) and attorney’s fees. The case is Premier Medical Enterprise Solution, Inc. v. New Mexico Software, Inc. and Richard Govatski, Case No.  Civ – 09 – 165.

There are no new events in the working relationship between us and Premier to give rise to this lawsuit, other than our demand for timely payment of invoices and notice of termination of the agreement with Premier for nonpayment.  This suit is Premier’s response to our cancellation of Premier’s agreement for services for nonpayment which was served on February 2, 2009.  We believe the suit is frivolous and filed solely to delay payment of amounts owed by Premier.  On March 9, 2009, we filed an Answer and Counterclaims for Breach of Contract, demanding payment in full for past due and ongoing charges, attorney’s fees and costs, all of which are provided for in the Agreement with Premier, and for Declaratory Judgment that we properly terminated the agreement with Premier for breach of contract and nonpayment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the year ended December 31, 2008.

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

	Quarter	High	Low
FISCAL YEAR ENDED	First	$0.036	$0.036
DECEMBER 31, 2007	Second	$0.044	$0.029
	Third	$0.035	$0.025
	Fourth	$0.031	$0.030

FISCAL YEAR ENDED	First	$0.038	$0.020
DECEMBER 31, 2008	Second	$0.028	$0.013
	Third	$0.019	$0.011
	Fourth	$0.065	$0.018

FISCAL YEAR ENDED	First	$0.084	$0.052
DECEMBER 31, 2009

Recent Sales of Unregistered Securities

The following table sets forth information about our unregistered sales of common stock during the year ended December, 2008:

Class of Purchaser	Aggregate Number of Shares
Directors	0
Employees (10 persons)	1,420,446
Contractors (3 persons)	1,834,787
Contract radiologists (4 persons)	400,000

Shares issued to our employees were issued as bonuses.  Shares issued to contractors were in payment of services.  Shares issued to our contract radiologists were for sign-on bonuses.

We did not pay and to our knowledge no one acting on our behalf or paid any commissions of other compensation with respect to the sales identified in the foregoing table.  We made the sale directly to each purchaser for the consideration stated in the table.  We used any cash proceeds and any cash which would have been used to pay bonuses and contractor fees, but for the issue of the shares, for working capital in payment of current obligations.  Each purchaser acknowledged the investment nature of the transaction and a legend was placed on each certificate, prohibiting public resale of the shares, except in compliance with Rule 144.  We believe each purchaser has either (a) such relationship with us or (b) such knowledge and experience in business and financial transactions that he or she is able to understand and evaluate the risks and merits of investment in our common stock.  We relied upon the exemption from the registration requirement of the Securities Act of 1933, as amended (the “Act”) provided in Section 4(2) of the Act and the rules and regulations thereunder, on grounds that these sales did not involve a public offering within the meaning of the Act.

No shares were issued in 2008 pursuant to stock issuance plans and related registration statements on Form S-8.

Shareholders

As of March 24, 2009, there were 365 holders of record of our common shares.

Dividends

We did not declare any cash dividends on our common stock during the year ended December 31, 2008.  We have no plans to pay any dividends to the holders of our common stock in 2009.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

OVERVIEW

Through 2008, we have realized revenues from six primary sources:

1.	radiological services
2.	software usage fees
3.	software hosting and maintenance services
4.	software sales and licenses
5.	custom programming services
6.	hardware sales

We also occasionally realize revenues from scanning services and from other services.

With each sale of our enterprise-level products, the end user enters into a license agreement for which an initial license fee is paid.  The license agreement also provides that in order to continue the license, the licensee must pay an annual software maintenance fee for which the party receives access to product upgrades, bug fixes and product patches.  Software maintenance consists primarily of hosting and managing our customers’ data on our servers, as well as technical support programs for our products.  Software usage comprises any charges for actual usage of our software.  Currently, software usage consists of XR-EXpress report fees and DFC3 application minute fees.

Also, in May 2008, we began operating our new radiological services business Telerad Service.  Telerad Service provides radiological services to hospitals, mobile and portable x-ray providers, prisons, urgent care facilities, and assisted living facilities.  Telerad Service utilizes our XR-EXpress software in providing the services.  At this time, we have more than twenty licensed radiologists available to read and report on radiological studies, which include x-ray films, ultrasounds, MRI’s and various scanned images.  Telerad Service provides professional liability insurance for all radiologists under contract.  This line of business is a direct outgrowth of our work with the New Mexico Department of Health; our teleradiology services are an expansion beyond the original scope of this work.

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

In general, our key indicator of operating progress is gross revenue.  During 2008, general personnel-related expenses (including engineering, administrative, customer support and sales staff) have accounted for approximately 46% of our total operating expenses, with fixed costs such as office rent, utilities, insurance, communications and depreciation accounting for an additional 12%.  Radiologist fees, which account for almost 30% of total operating expenses, are directly variable with radiological services revenues.  This means that in 2008, over 50% of our expenses have been relatively fixed.

Currently radiological fees are slightly more than 70% of radiological services revenues.  The remaining costs of services for Telerad Services consist of engineering, customer support and quality assurance salaries, professional liability insurance, and bandwidth costs.  None of these costs vary directly with sales.  Until we have been providing the radiological services for a consistent period of time, gross revenue will remain the best gauge of our progress.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported.  A summary of our significant accounting policies is detailed in the notes to the financial statements, which are an integral component of this filing.

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

Income Taxes

Management evaluates the probability of the utilization of the deferred income tax assets.  We have estimated a $4,670,400 deferred income tax asset at December 31, 2008, related primarily to net operating loss carryforwards at December 31, 2008.  Management determined that because we have not yet generated taxable income it was not appropriate to recognize a deferred income tax asset related to the net operating loss carryforward.  Therefore, the fully deferred income tax asset is offset by an equal valuation allowance.  If we begin to generate taxable income, we may determine that some, if not all of the deferred income tax asset may be recognized.  Recognition of the asset could increase after tax income in the future.  Management is required to make judgments and estimates related to the timing and utilization of net operating loss carryforwards, utilization of other deferred income tax assets, applicable tax rates and feasible tax planning strategies.

Stock Based Compensation

We grant stock awards and stock options to employees and non-employees as consideration for services.  Management believes that the best indicator of value for stock awards is the trading value of the shares of stock on the date the Company enters into the agreements.  For non-employees, that date is generally the date on which the company is committed to such an agreement.  At times the Company may grant stock as payment for accrued but unpaid payroll.  In these cases, the Company values the shares at the trading price on the date they are granted and reduces the payroll accrual by the same amount.  We have elected to apply the fair value method prescribed in SFAS 123(R) for stock options granted to employees and non-employees by estimating the value of those awards using the Black-Scholes option pricing model.

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

RESULTS OF OPERATIONS

Revenues:

For the Year Ended December 31,
2008		2007
$1,636,000	compared to	$988,000	an increase of $648,000 or 65.6%

These changes are a result of the following factors:

1.  Radiological services:

For the Year Ended December 31,
2008		2007
$864,000	compared to	$0	an increase of $864,000 or 100%

Our radiological services business began generating revenue in June, 2008.  Since beginning operations, we have added several new customers per month and have provided almost 61,000 reports on combined reads of x-rays, CT scans and ultrasounds.

2.  Software usage fees:

For the Year Ended December 31,
2008		2007
$457,000	compared to	$399,000	an increase of $58,000 or 14.5%

This increase is the result of a net increase in XR-Express customers during 2008.  Approximately 335,000 reports were generated during 2008, as compared to approximately 300,000 reports during 2007.  Although we are still adding new XR-EXpress customers, the rate of growth has slowed significantly during 2008.  We expect these revenues to remain stable or increase slightly during 2009, as we continue to focus on growing the medical division.

3.  Software hosting and maintenance:

For the Year Ended December 31,
2008		2007
$275,000	compared to	$453,000	a decrease of $178,000 or 39.3%

This decrease is a result of our focus on our medical division and our decreased focus on our older enterprise software applications that were developed prior to DFC3 and XR-EXpress.  As a result, we have lost several customers that were using these older enterprise systems, while almost all of our new customers are using our medical software (we charge usage fees for the medical software, rather than hosting fees).  Software maintenance consists mainly of hosting and managing our customers’ data on our systems, and to a lesser extent includes technical support programs associated with our products.   We expect revenues in this category to remain stable or decrease slightly during the coming year, as we continue to focus our efforts on building our medical division.

4.  Software sales and licenses:

For the Year Ended December 31,
2008		2007
$17,000	compared to	$23,000	a decrease of $6,000 or 26.1%

The decrease in software sales and license revenue is due to our continuing efforts to build recurring revenues.  As a result, we have modified our policy to include the cost of XR-EXpress software with the setup for new customers.  We expect our revenues from software sales and licenses to remain low during the coming year.

5.  Custom programming revenue:

For the Year Ended December 31,
2008		2007
$16,000	compared to	$22,000	a decrease of $6,000 or 27.3%

The decrease in custom programming revenue during 2008 as compared to 2007 is due to a decrease in the number of custom programming projects in 2008 as compared to 2007.  Since we have reduced our focus on sales of enterprise-level systems requiring substantial customization, the number of custom programming projects requested by customers has been inconsistent.  We continue to offer programming services for customer database integration, and for other projects for our existing customers.

6.  Hardware, scanning and other revenues:

	For the Year Ended December 31,
	2008		2007
Hardware	$7,000	compared to	$68,000	a decrease of $61,000 or 89.7%
Scanning and other	$0	compared to	$23,000	a decrease of $23,000 or 100.0%

All hardware sales were associated with sales of our XR-EXpress and DFC3 software.  We are no longer offering our jal camera units for sale to our XR-EXpress customers, and we are no longer focusing on growing the DFC3 division.  As a result, we expect this category to remain low during the coming year.  We had one major scanning project that began in the second half of 2006 and was extended to the middle of 2007, and no scanning projects during 2008.  Although we still offer scanning, we are not emphasizing this service, so we do not anticipate any major projects in the future.

Cost of services:

For the Year Ended December 31,
2008		2007
$1,173,000	compared to	$476,000	an increase of $697,000 or 146.4%

Almost 70% of the cost of services for the year ended December 31, 2008 is related to Telerad Service.  These costs consist of radiologist fees, management fees, and professional credentialing and professional liability insurance. The cost of services not related to Telerad Service decreased by approximately 20% during 2008 as compared to 2007, due to shifting existing employee efforts to Telerad Service, and due to the discontinuation of issuing stock in lieu of salaries at the end of 2007.

General and administrative expenses:

For the Year Ended December 31,
2008		2007
$811,000	compared to	$1,075,000	a decrease of $264,000 or 24.6%

The decrease in general and administrative expenses was a result of several factors:  discontinuation of issuing stock in lieu of salaries at the end of 2007 represents approximately 2 8% of the decrease (due to the additional bonuses that were included in compensation in 2007 for stock payments), vesting in 2007 of options issued to directors in 2006 represents approximately 21% of the decrease, additional stock issued to management in 2007 but not in 2008 represents approximately 24% of the decrease, and discontinuation of efforts on the DDS-EXpress product represents approximately 10% of the decrease.  The remaining decrease was due to a variety of miscellaneous factors.

Research and development costs:

For the Year Ended December 31,
2008		2007
$50,000	compared to	$136,000	a decrease of $86,000 or 63.2%

This decrease is entirely due to reduction in personnel costs as a result of our continued focus during 2008 toward marketing and supporting our completed products, and growing our medical division.

During 2008, over 90% of our research and development costs are directly associated with staffing.  In the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software that require modification.  Management anticipates that research and development costs in the future will focus both on the upgrading of our existing products and the continued development of new products using our core technology; therefore they will remain relatively steady during the coming year.

Depreciation and bad debt expense:

	For the Year Ended December 31,
	2008		2007
Depreciation expense	$34,000	compared to	$37,000	a decrease of $3,000 or 8.1%
Bad debt expense	$47,000	compared to	$12,000	an increase of $35,000 or 291.7%

The decrease in depreciation expense is due to a combination of changes in several fixed asset categories:  depreciation of furniture and fixtures decreased by approximately $8,000 due to assets being fully depreciated; depreciation of automobiles and computer equipment increased by approximately $5,000 due to the purchase of a new automobile in 2007 and the lease of new computer equipment during 2008.  The increase in bad debt expense is due to several factors: approximately 60% of the increase is a result of the startup of our teleradiology services, and includes the write-off of one account and the establishment of an allowance for 2009, and the remaining 40% of the increase is due to the write-off of one account that went out of business, and the establishment of an additional allowance relative to the lawsuit from another customer.

Interest expense:

For the Year Ended December 31,
2008		2007
$6,000	compared to	$10,000	a decrease of $4,000 or 40.0%

The decrease in interest expense is due to our continued efforts to pay our obligations promptly.  However, we do still have several short-term financing arrangements that generate monthly interest, such as credit cards and equipment leases.

REPORTABLE SEGMENTS

In May 2008, we began operating Telerad Service (TRS) as a wholly-owned subsidiary of New Mexico Software (NMS).  Information about the Company’s reportable segments is reflected in the following table.  Since Telerad was not in existence in 2007, only 2008 data is included in this table.

	2008
	NMS	TRS	TOTAL
Revenue	$772,000	$864,000	$1,636,000

Cost of services	379,000	794,000	1,173,000
General and administrative	648,000	163,000	811,000
Depreciation	33,000	1,000	34,000
Research and development	50,000	-	50,000
Bad Debt	26,000	21,000	47,000

Operating income (loss)	$(364,000)	$(115,000)	$(479,000)

Total assets	$219,000	$335,000	$554,000

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, cash and cash equivalents totaled $68,000, representing a $9,000 increase from the beginning of the period.  The increase in available cash was due to a combination of several factors during the year:

Operating activities:

For the Year Ended December 31,
2008		2007
used $(94,000)	compared to	provided $55,000	a decrease in available cash of $149,000

The decrease in available cash from operations during 2008 as compared to 2007 is due to several factors:  a $630,000 decrease in cash due to a reduction in stock and options issued for salaries and services during 2008 as compared to 2007, a $271,000 decrease in cash due to an increase in accounts receivable during 2008 as compared to 2007 (primarily due to the startup of Telerad Service with the addition of its new customers), offset by a $254,000 increase in cash due to the reduction in net loss for 2008 as compared to 2007, and a $488,000 increase in cash due to the increase in accounts payable and accrued expenses during 2008 as compared to 2007.  The increase in accounts payable and accrued expenses is a result of continued cash flow shortages.

Investing activities:

For the Year Ended December 31,
2008		2007
used $(15,000)	compared to	used $(31,000)	an increase in available cash of $16,000

During 2007, we purchased $31,000 of fixed assets as compared to leasing new computer equipment in 2008.

Financing activities:

For the Year Ended December 31,
2008		2007
provided $118,000	compared to	provided $14,000	an increase in available cash of $104,000

This increase was primarily due to receiving $86,000 of note payable in 2008 as opposed to paying $51,000 of note payable in 2007.  We also received $55,000 in proceeds from the sale of stock in 2007, as opposed to receiving only $40,000 in 2008.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space.

At December 31, 2008 we had a working capital deficit of $85,000 as opposed to a working capital surplus of $95,000 at the end of 2007.  This decrease is primarily due to the increase in current liabilities during 2008 as a result of cash flow shortages, coupled with two short-term loans from shareholders during 2008.  We have incurred operating losses and negative cash flows for the past two fiscal years that have been funded through the issuance of additional equity securities.  Our monthly recurring revenues increased from an average of $60,000 per month in early 2007 to over $200,000 per month during the fourth quarter of 2008, primarily due to the revenue from Telerad Service.  However, the margins from the Telerad Service operations are still quite low while we are in the startup phase of the operation, so we continue to experience some cash flow shortages.  We may continue to sell equity securities and incur debt as needed to meet our operating needs during 2009.

We anticipate that our primary uses of cash in the next year will be for general operating purposes.  With the addition of Telerad Service, our operating cash requirements for the next twelve months will be in the range of $4,200,000 to $5,000,000.  This level of cash flow will allow us to maintain our current level of operations.  Our goal for 2009 remains to become profitable by the end of the year.  We expect the upward trend in recurring revenues to continue in 2009, although it is not possible to predict the rate of increase until our new products have been established in the market for a reasonable period of time.

ITEM 8. FINANCIAL STATEMENTS

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New Mexico Software, Inc.
Albuquerque, New Mexico

We have audited the accompanying balance sheets of New Mexico Software, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Mexico Software, Inc. as of December 31, 2008 and 2007, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, the Company has incurred an accumulated deficit of $14,646,000 as of December 31, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
April 2, 2009

2580 Anthem Village Dr., Henderson, NV  89052
Telephone (702) 563-1600 ● Facsimile (702) 920-8049

New Mexico Software, Inc.
Consolidated Balance Sheets
(Rounded to the nearest thousand)

	December 31,	December 31,
	2008	2007
Assets	(Audited)	(Audited)

Current assets:
Cash and equivalents	$68,000	$59,000
Accounts receivable, net	363,000	129,000
Inventory	18,000	22,000
Prepaid expenses and other assets	5,000	2,000
Total current assets	454,000	212,000

Furniture, equipment and improvements, net	96,000	90,000
Security deposits	4,000	4,000

Total Assets	$554,000	$306,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$282,000	$34,000
Accrued expenses	134,000	44,000
Customer deposits	20,000	-
Deferred revenue	28,000	39,000
Notes payable	58,000	-
Capital lease	17,000	-
Total current liabilities	539,000	117,000

Long-term liabilities
Capital lease - long-term portion	8,000	-
Total long-term liabilities	8,000	-

Total liabilities	547,000	117,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized,
0 shares issued and outstanding as of 12/31/08	-
Common stock, $0.001 par value, 200,000,000 shares		-
authorized, 127,948,261 shares issued and outstanding
as of 12/31/08	128,000	107,000
Paid-in capital	14,606,000	14,212,000
Subscriptions payable	21,000	31,000
Deferred compensation	(102,000)	-
Accumulated deficit	(14,646,000)	(14,161,000)
Total stockholders' equity	7,000	189,000

Total Liabilities and Stockholders' Equity	$554,000	$306,000

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Consolidated Statements of Operations
(Rounded to the nearest thousand)

	For the year ended
	December 31,
	2008	2007
	(Audited)	(Audited)

Revenues
Radiological services	$864,000	$-
Software usage fees	457,000	399,000
Software hosting and maintenance	275,000	453,000
Software sales and licenses	17,000	23,000
Custom programming	16,000	22,000
Hardware sales	7,000	68,000
Scanning services	-	23,000
Gross revenues	1,636,000	988,000

Cost of services	1,173,000	476,000

Gross profit	463,000	512,000

Operating costs and expenses:
General and administrative	811,000	1,075,000
Depreciation and amortization	34,000	37,000
Research and development	50,000	136,000
Bad debt	47,000	12,000
Total operating costs and expenses	942,000	1,260,000

Net operating loss	(479,000)	(748,000)

Other income (expense):
Interest expense	(6,000)	(10,000)
Gain on sale of fixed asset	-	6,000
Gain on legal settlement	-	13,000
Total other income (expense)	(6,000)	9,000

Net loss	$(485,000)	$(739,000)

Loss per share - basic	$(0.00)	$(0.01)

Weighted average number of common
shares outstanding - basic	99,287,638	98,576,001

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Consolidated Statements of Cash Flows
(Rounded to the nearest thousand)

	For the year ended
	December 31,
	2008	2007
Cash flows from operating activities	(Audited)	(Audited)
Net loss	$(485,000)	$(739,000)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for salaries	69,000	466,000
Common stock issued for services	166,000	187,000
Common stock issued for interest	-	1,000
Stock options issued for salaries	-	12,000
Stock options issued for services	-	13,000
Stock options issued for compensation	-	186,000
Depreciation and amortization	34,000	37,000
Depreciation and amortization allocated to cost of goods sold	8,000	7,000
Changes in operating assets and liabilities:
Accounts receivable	(234,000)	37,000
Inventory	4,000	2,000
Prepaid expenses and other assets	(3,000)	19,000
Accounts payable	248,000	(72,000)
Customer deposits	20,000	-
Accrued expenses	90,000	(78,000)
Deferred revenue	(11,000)	(23,000)
Net cash provided (used) by operating activities	(94,000)	55,000

Cash flows from investing activities
Acquisition of fixed assets	(15,000)	(31,000)
Net cash used by investing activities	(15,000)	(31,000)

Cash flows from financing activities
Repayment of note payable	-	(51,000)
Proceeds from note payable	86,000	-
Repayment of principal under capital lease	(8,000)	-
Subscriptions payable	-	10,000
Net proceeds from the issuance of common stock	40,000	55,000
Net cash provided by financing activities	118,000	14,000

Net increase (decrease) in cash equivalents	9,000	38,000
Cash equivalents - beginning	59,000	21,000
Cash equivalents - ending	$68,000	$59,000

Supplemental disclosures:
Interest paid	$1,000	$6,000

Shares issued for exercise of warrants	$10,000	$-

Assets acquired under capital lease	$34,000	$-

Stock issued for settlement of note	$28,000	$-

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(Rounded to the nearest thousand)
(Audited)

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Payable	(Deficit)	Equity (Deficit)

Balance, December 31, 2006	-	$-	87,760,322	$88,000	$13,497,000	$(186,000)	-	$(13,422,000)	$(23,000)

Issuance of common stock
for salaries	-	-	12,156,400	12,000	454,000	-		-	466,000

Issuance of common stock
for services	-	-	4,803,758	5,000	182,000	-		-	187,000

Issuance of common stock
for cash	-	-	2,000,000	2,000	53,000	-		-	55,000

Issuance of common stock
for interest	-	-	50,000	-	1,000	-		-	1,000

Issuance of stock options
for salaries	-	-	-	-	12,000	-		-	12,000

Issuance of stock options
for services	-	-	-	-	13,000	-		-	13,000

Compensation earned	-	-	-	-	-	186,000		-	186,000

Compensation earned							31,000	-	31,000

Net (loss)
For the year ended
December 31, 2007	-	-	-	-	-	-	-	(739,000)	(739,000)

Balance, December 31, 2007	-	$-	106,770,480	$107,000	$14,212,000	$-	$31,000	$(14,161,000)	$189,000

Issuance of common stock
for salaries	-	-	2,846,286	3,000	66,000	-	-	-	69,000

Issuance of common stock
for services	-	-	3,941,494	4,000	94,000	-	-	-	98,000

Issuance of common stock
for services to be rendered	-	-	10,000,000	10,000	160,000	(170,000)			-

Issuance of common stock
for cash	-	-	2,352,942	2,000	38,000	-	-	-	40,000

Issuance of common stock
for settlement of note			1,647,059	2,000	26,000				28,000

Issuance of common stock
for exercise of warrants	-	-	390,000	-	10,000	-	(10,000)	-	-

Conversion of note payable to
subscriptions payable	-	-	-	-	-	-	-	-	-

Compensation earned	-	-	-	-	-	68,000	-	-	68,000

Net (loss)
For the year ended
December 31, 2008	-	-	-	-	-	-	-	(485,000)	(485,000)

Balance, December 31, 2008	-	$-	127,948,261	$128,000	$14,606,000	$(102,000)	$21,000	$(14,646,000)	$7,000

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

Our business was incorporated in New Mexico in 1996 under the name of New Mexico Software, Inc.  We were acquired by Raddatz Exploration, Inc., a publicly traded Delaware corporation, in 1999.   At that time, Raddatz changed its name to NMXS.com, Inc., and operated New Mexico Software, Inc. as a wholly-owned subsidiary.    On January 1, 2006, NMXS.com, Inc. merged into its newly incorporated, wholly-owned subsidiary, New Mexico Software, Inc., a Nevada corporation, for the sole purpose of changing its state of incorporation and its name.
In May 2008, we formed Telerad Service Inc. as a wholly-owned subsidiary of New Mexico Software, Inc., to provide radiological services to hospitals, mobile and portable x-ray providers, prisons, urgent care facilities, and assisted living facilities.  Telerad Service utilizes our XR-EXpress software in providing the services.  At this time, we have more than twenty licensed radiologists available to read and report on radiological studies, which include x-ray films, ultrasounds, MRI’s and various scanned images.

[2] Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $14,646,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

New Mexico Software, Inc.
Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[1] Revenue recognition:

The Company’s revenues are generally classified into five main categories: the sale of software licenses to end users, software hosting and maintenance contracts, software licenses that require us to provide production, customization or modification to our core software product, XR-EXpress customer usage fees, and hardware sales associated with sales of our various software products. The Company also derives revenue from scanning services and other services such as consulting, training and installation.  The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2 Software Revenue Recognition as amended.

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

recognized as work progresses based on specific milestones in accordance with paragraphs 85 – 91 of SOP 97-2.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At December 31, 2008 and December 31, 2007, there were no custom software development arrangements in progress.

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

[2] Cash and cash equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At December 31, 2008, the Company did not have cash and equivalents that exceeded federally insured limits.

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

New Mexico Software, Inc.
Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[3] Trade Accounts Receivable (Continued):

The Company also estimates an allowance for doubtful accounts, which amounted to $32,000 and $20,000 at December 31, 2008 and 2007, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, for the years ended December 31, 2008 and 2007 totaled $47,000 and $12,000, respectively.

[4] Inventory:

Inventory, which is composed of component parts and finished goods, is valued at cost on a specific identity basis for those items with serial numbers.  The remainder of the inventory is valued at the lower of first-in-first-out (FIFO) cost or market.  On a quarterly basis, management compares the inventory on hand with our records to determine whether write-downs for excess or obsolete inventory are required.  Write-downs of $5,000 and $0 for obsolete inventory are included in expenses for 2008 and 2007, respectively.

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

[7] Per share data:

The basic per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock.  All potentially dilutive securities have been excluded from the computations since they would be antidilutive, however, these dilutive securities could potentially dilute earnings per share in the future. Options and warrants exercisable for 3,576,545 and 4,606,545 shares of common stock have been excluded from the diluted loss per share calculation for the years ended December 31, 2008 and 2007, respectively, because inclusion of such would be antidilutive.

[8] Research and development expenses:

Costs of research and development activities are expensed as incurred.

New Mexico Software, Inc.
Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[9] Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $0 and $10,000 for the years ended December 31, 2008 and 2007, respectively.

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

[12] Stock-based compensation:

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company provides newly issued shares to satisfy stock option exercises.  There were 0 and 390,000 option awards granted to employees and directors in the years ended December 31, 2008 and 2007, respectively.  During the year ended December 31, 2008, the Company recorded $0 in expense related to option grants to employees and directors.

[13] Software development:

The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs. Technological feasibility is generally achieved upon satisfactory beta test results. Upon achieving technological feasibility, programming costs are capitalized and amortized over the economic useful life which is estimated to be two years. There were no capitalized software development costs as of December 31, 2008 and 2007.

New Mexico Software, Inc.
Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[14] Fair value of financial instruments:

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

[15] Recent pronouncements:

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”.  The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  As at December 31, 2008, the Company adopted FASB 157 and concluded that it had no material impact on financials.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  As at December 31, 2008 the Company adopted FASB 159 and concluded that it had no material impact on financials.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51 which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. The management is currently evaluating the effect of this pronouncement on financial statements.

New Mexico Software, Inc.
Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[15] Recent pronouncements (Continued):

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB statement No. 60.”   Diversity in accounting practices for financial guarantee insurance contracts by insurance enterprises has resulted in inconsistencies in the recognition and measurement of claim liabilities because of differing views of when a loss has been incurred.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  The statement also clarifies how statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  The statement also requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this statement.  Except for those disclosures, earlier application is not permitted.  As at December 31, 2008 the Company concluded that this statement had no material impact on financials.

NOTE C - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of December 31, 2008 and 2007 consisted of the following:

	2008	2007
Computers	$411,000	$362,000
Furniture, fixtures and equipment	121,000	121,000
Automobiles	41,000	41,000
Leasehold improvements	20,000	20,000
	593,000	544,000
Accumulated depreciation	(497,000)	(454,000)
	$96,000	$90,000

Depreciation expense for the years ended December 31, 2008 and 2007 was $34,000 and $37,000, respectively.

NOTE D - NOTE PAYABLE

INTEREST RATE	NOTE PAYABLE	December 31, 2008	December 31, 2007
0%	Short-term loans from two Directors	$58,000	$-

In January 2009, the Board of Directors approved the issuance of shares of the Company’s $0.001 par value common stock as repayment of notes payable to two Directors in the amount of $58,000.

New Mexico Software, Inc.
Notes to Consolidated Financial Statements

NOTE E – STOCKHOLDERS’ EQUITY

Common stock:

During the year ended December 31, 2008, the Company effected the following stock transactions:

The Company issued a total of 2,846,286 shares of the Company’s $0.001 par value common stock to employees in lieu of salary, which was valued at $69,000.

The Company issued a total of 3,941,494 shares of the Company’s $0.001 par value common stock to outside contractors in exchange for services rendered valued at $98,000.

The Company issued a total of 10,000,000 shares of the Company’s $0.001 par value common stock in exchange for services to be rendered valued at $170,000, of which $68,000 was earned as of December 31, 2008.

The Company issued a total of 2,352,942 shares of the Company’s $0.001 par value common stock in exchange for cash of $40,000.

The Company issued a total of 1,647,059 shares of the Company’s $0.001 par value common stock in exchange for settlement of note of $28,000.

The Company issued a total of 390,000 shares of the Company’s $0.001 par value common stock related to the exercise of warrants valued at $10,000.

Treasury stock:

In December 2004, the Board of Directors authorized First Mirage to exercise 479,483 options on a cashless basis, resulting in 309,000 shares being issued to First Mirage and 170,483 shares being returned to treasury stock.

Warrants:

During the year ended December 31, 2008, there were no warrants issued and 390,000 warrants were exercised at $0.025 per share.

The following is a summary of warrants outstanding as of December 31, 2008:

Number of Warrants	Exercise Price	Expiration Date
771,545	$0.21	July 24, 2009
700,000	$0.15	June 29, 2011
1,471,545	$0.181(average)

All warrants outstanding as of December 31, 2008 are exercisable.

New Mexico Software, Inc.
Notes to Consolidated Financial Statements

NOTE E – STOCKHOLDERS’EQUITY (CONTINUED)

Stock options:

Stock options employees and directors – During the years ended December 31, 2008 and 2007; the Company granted stock options to employees and directors totaling 0 and 0 shares of its common stock with a weighted average strike price of $0.00 and $0.03 per share, respectively. The stock options vest at the rate of 50% per year over two years and have a life of 10 years. The stock options have been valued at $0 and $0 using the Black-Scholes option pricing model based upon the following assumptions: term of 10 years, risk free interest rates ranging from 3.5% to 4.5%, a dividend yield of 0% and volatility rates ranging from 155% to 162%, respectively.  The Company has recorded an expense of $0 for the year ended December 31, 2008 based upon the vested portion of the stock options totaling $0 through December 31, 2008.

Stock options non-employees and directors – During the years ended December 31, 2008 and 2007; the Company granted stock options for services totaling 0 and 0 shares of its common stock with a weighted average strike price of $0 and $0.03 per share, respectively. Certain stock options were exercisable upon grant and have a life of 10 years. The stock options have been valued at $0 and $0 using the Black-Scholes option pricing model based upon the following assumptions: term of 10 years, risk free interest rates ranging from 3.5% to 4.5%, a dividend yield of 0% and volatility rates of 155%.

Exercise prices and weighted-average contractual lives of stock options outstanding as of December 31, 2008 are as follows:

Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable
$0.01-0.04	12,500,000	7.85	$0.03	12,500,000
$0.05-0.30	2,205,000	4.07	$0.06	2,205,000
$0.31-0.50	100,000	2.25	$0.39	100,000

Summary of Options Granted and Outstanding:

	For the Years Ended December 31,
	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	15,835,000	$0.04	16,085,000	$0.04
Granted	0	$0.00	500,000	$0.00
Cancelled	(1,030,000)	$0.06	(750,000)	$0.07
Exercised	0	$0.00	0	$0.00
Outstanding at end of year	14,805,000	$0.04	15,835,000	$0.04

During the year ended December 31, 2008, no options were granted.

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

As of December 31, 2008, the Company had net operating loss carryforwards of approximately $11,441,000, which expire in varying amounts between 2017 and 2028. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward.

At December 31, 2008 and 2007, the Company had a federal operating loss carry forward of $11,441,000 and $11,191,000, respectively.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2008	2007
Deferred tax assets:
Net operating loss carry forward	$4,728,000	$4,476,400
Stock based compensation	94,000	286,400

Total deferred tax assets	4,670,400	4,762,800
Less: Valuation Allowance	(4,670,400)	(4,762,800)

Net Deferred Tax Assets	$-	$--

The valuation allowance for deferred tax assets as of December 31, 2008 and 2007 was $4,670,400 and $4,762,800, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would be realized as of December 31, 2008 and 2007.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2008	2007

Federal statutory tax rate	(35.0)%	(35.0)%
State taxes, net of federal tax benefit	(5.0)%	(5.0)%
Permanent difference and other	40.0%	40.0%

Effective tax rate	0%	0%

New Mexico Software, Inc.
Notes to Consolidated Financial Statements

NOTE G - MAJOR CUSTOMERS

During the year ended December 31, 2008, three customers accounted for 44% of the Company's revenue.  During the year ended December 31, 2007, three customers accounted for 36% of the Company's revenue.

As of December 31, 2008, balances due from two customers comprised 43% of total accounts receivable.

NOTE H - REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on separate lines of business. New Mexico Software (NMS) derives revenues from the development and marketing proprietary internet technology-based software and Telerad Service (TRS) provides radiological services. Information related to the Company's reportable segments for 2008 is as follows:

	NMS	TRS	TOTAL
Revenue	$772,000	$864,000	$1,636,000

Cost of services	379,000	794,000	1,173,000
General and administrative	648,000	163,000	811,000
Depreciation	33,000	1,000	34,000
Research and development	50,000	-	50,000
Bad Debt	26,000	21,000	47,000

Operating income (loss)	$(364,000)	$(115,000)	$(479,000)

Total assets	$219,000	$335,000	$554,000

A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

Segment’s operating loss	$	(479,000)
Other income (expense)		(6,000)
Consolidated net loss	$	(485,000)

NOTE I – COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring on April 30, 2009.  The Company is currently in negotiations to extend the lease.   The Company also leases one automobile.  Future minimum lease payments as of December 31, 2008 are as follows:

Year	Amount
2009	42,000
2010	14,000

Rent expense for the years ended December 31, 2008 and 2007 amounted to $64,000 and $61,000, respectively.

New Mexico Software, Inc.
Notes to Consolidated Financial Statements

NOTE I – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2007. The agreement allows for a one-year renewal option unless terminated by either party.  Base salary for the year ended December 31, 2008 is $60,000 per annum with available additional cash compensation as defined in the agreement.  Compensation under this agreement of $61,000 including bonus for stock payments is included in general and administrative expenses for the year ended December 31, 2008.  The non-competition agreement commences upon the termination of the employment agreement for a period of one year.   As of December 31, 2008, there was a total of $2,500 in accrued payroll for this executive.

NOTE J – LEGAL PROCEEDINGS

On February 18, 2009, Premier Medical Enterprise Solutions, Inc. filed a complaint in the Federal District Court in Albuquerque against us and our chief executive officer.  Premier has been a customer of our XR-EXpress application.  The complaint alleges among other things breaches of (i) fiduciary duty, (ii) covenant of good faith and fair dealing and (iii) contract, along with claims of conversion and tortuous interference.  The suit seeks compensatory, punitive and exemplary damages in excess of $75,000, together with injunctive relief against unfair competition, an accounting (for three items) and attorney’s fees. The case is Premier Medical Enterprise Solution, Inc. v. New Mexico Software, Inc. and Richard Govatski, Case No.  Civ – 09 – 165.

There are no new events in the working relationship of Premier with New Mexico Software to give rise to this lawsuit, other than New Mexico Software, Inc.’s demand for timely payment of invoices and notice of termination of the Agreement with Premier for nonpayment.  This suit is Premier’s response to our cancellation of Premier’s agreement for services for nonpayment which was served on February 2, 2009.  We believe the suit is frivolous and filed solely to delay payment of amounts owed by Premier.  New Mexico Software, Inc. on March 9, 2009, filed its Answer and Counterclaims for Breach of Contract, demanding payment in full for past due and ongoing charges, attorney’s fees and costs, all of which are provided for in the Agreement with Premier, and for Declaratory Judgment that the Agreement with Premier has been properly terminated by New Mexico Software, Inc. for breach of contract and nonpayment.

NOTE K – SUBSEQUENT EVENTS

In January 2009, the Board of Directors approved the issuance of shares of the Company’s $0.001 par value common stock as repayment of notes payable to two Directors in the amount of $58,000.

INSERT AUDITOR’S REPORT AND FINANCIAL STATEMENTS AND FOOTNOTES HERE

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two most recent fiscal years, there have been no disagreements with De Joya Griffith & Company, LLC, our independent auditor for the years ended December 31, 2008 and 2007, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.  CONTROLS AND PROCEDURES

307 – Disclosure controls and procedures:  As of December 31, 2008, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.  Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, such disclosure controls and procedures were not effective.

308T(a)(1) – Management’s responsibility:  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Exchange Act Rule 15d–15(f) “as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:  (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.”   Because of inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

308T(a)(2) – Framework used for evaluation:  In its evaluation of our internal control over financial reporting, our management has used the Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

308T(a)(3) – Evaluation of our internal control over financial reporting: Pursuant to Rule 15d–15 of the Exchange Act, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008.   Based on this evaluation, our management, with the participation of our principal executive and principal financial officers, concluded that our internal control over financial reporting was not effective as of December 31, 2008.  Management has identified the following material weakness in our internal control over financial reporting:

*	We do not have adequate personnel and other resources to assure that significant and complex transactions are timely analyzed and reviewed.
*
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

*
Our limited financial resources restrict our employment of adequate personnel needed and desirable to separate the various receiving, recording, reviewing and oversight functions for the exercise of effective control over financial reporting.

*
Our limited resources restrict our ability to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

308T(a)(4) – Absence of auditor’s attestation:  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

308T(b) – Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers are set forth below. The directors hold office for a one-year term and until their successors are duly elected and qualified. Vacancies in the board are filled by a majority vote of the remaining directors. The officers serve at the will of the board of directors.

Name	Age	Position	Director Since
Richard F. Govatski	64	Chairman, President and Chief Executive Officer	1999
Teresa B. Dickey	65	Director, Secretary & Treasurer	2002
John E. Handley	47	Director	2003
Frank A. Reidy	67	Director	2005

We do not have a separately designated audit committee.  However, our outside directors John Handley and Frank Reidy both qualify as “audit committee financial experts” because of their education and experience in business and accounting.

Set forth below is certain biographical information regarding our executive officers and directors:

RICHARD GOVATSKI has been our chairman, CEO, and President since 1996.  Mr. Govatski founded New Mexico Software in 1996 after he identified market inefficiencies in how intellectual property owners managed their image assets. Prior to New Mexico Software, Mr. Govatski spent 18 years in systems integration and publishing, both in sales management and software development. Mr. Govatski led the sales teams for Popular Electronics, Computer Shopper, Shutterbug, and MacWeek.   Later he sold numerous solutions for vendors, including Kodak, Apple Computer, and Sun Microsystems. Mr. Govatski also spent several years in systems development as President of Media Publishing Group and built graphic applications for companies including Ferrari Color, Time Magazine, New York Daily News, and Getty Images. He received a Bachelor of Science Degree in Communications from Butler University, located in Indianapolis, Indiana in 1968.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table.  The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2008, 2007 and 2006:

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation we paid to our President and Chief Executive Officer.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Options Awards	Total ($)
Richard F. Govatski	2008	$60,000	$1,000	$17,000	$0	$78,000
President and Chief Executive Officer	2007	$60,000	$14,000	$63,000	$22,000	$159,000
	2006	$60,000	none	$63,000	$25,000	$148,000

The following table sets forth certain information regarding stock options exercised during fiscal 2008 and held as of December 31, 2008, by Mr. Govatski.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUES

Name	Shares acquired on exercise	Value realized	Number of securities underlying unexercised options at fiscal year-end Exercisable/Unexercisable	Value of unexercised in-the-money options at fiscal year-end (1) Exercisable/Unexercisable
Richard F. Govatski	-0-	N/A	3,500,000/0	$112,000/$0 (2)

(1) Value is based on the closing sale price of the Common Stock on December 31, 2008, the last trading day of fiscal 2008 ($0.058), less the applicable option exercise price.
(2) Of these options, 500,000 were exercisable at $0.044 per share and 3,000,000 were exercisable at $0.03 per share.

Employment Contracts

We entered into an employment and non-competition agreement with Mr. Govatski to continue in the capacity of President and CEO for a term ending December 31, 2009.  Base salary is $60,000 per annum with available additional cash compensation as defined in the agreement.  Additional cash compensation is based upon the achievement of target goals as approved by the Board of Directors, and is dependent on the company’s available cash flow.  The non-competition agreement commences upon the termination of the employment agreement for a period of one year.

We do not have an employment agreement with Ms. Dickey

Compensation of Directors

Name	Shares Awards	2008 Total
Teresa B. Dickey	$17,000	$17,000
John Handley	$17,000	$17,000
Frank Reidy	$17,000	$17,000

Directors are permitted to receive fixed fees and other compensation for their services to the company.  The Board of Directors has the authority to fix the compensation of directors.  During the year ended December 31, 2008, the Board awarded 1,000,000 shares of the Company’s common stock to each Director for services performed during the fiscal year ended December 31, 2008.

Stock Option and Stock Issuance Plans

Plan	Year	Options Outstanding and Exercisable (#)	Option Expiration Date
Stock Incentive Plan	2005	500,000	March 2, 2017
Stock Incentive Plan	2006	12,000,000	October 17, 2016
Stock Incentive Plan	2007	0
Stock Incentive Plan	2008	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information about the stock ownership by (i) each director and executive officer; and (ii) directors and executive officers as a group.  We do not know of any other person who owns more than five percent of our common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)
Common stock	Richard F. Govatski	18,164,043 (2)	14.20%
	Teresa B. Dickey	3,375,510 (3)	2.64%
	John Handley	4,949,445 (4)	3.87%
	Frank Reidy	8,463,530 (5)	6.61%
	Executive Officers and Directors as a Group (4 Persons)	34,952,528	27.32%

(1) All of the persons are believed to have sole voting and investment power over the shares of common stock listed or share voting and investment power with his or her spouse, except as otherwise provided.  Percentage is based on 127,948,261 shares outstanding as of March 24, 2009.  Percentage includes amounts which the listed beneficial owner has the right to acquire within sixty days.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We did not enter into any transactions with our directors and executive officers in 2008 and none are proposed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth amounts we have been billed with respect to 2008 and 2007 for certain services provided by our independent accountant.

Service	2008	2007
Audit	$29,000	$25,000
Review of unaudited financial statements	$13,000	$12,000
Audit-related fees	none	none
Tax compliance, tax advice and tax planning	$2,000	$6,000
All other services	none	none

ITEM 15. EXHIBITS

(a) The following documents are filed as part of this report:

1. Financial statements; see index to financial statement and schedules in Item 8 herein.

2. Financial statement schedules; see index to financial statements and schedules in Item 8 herein.

3. Exhibits: None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Mexico Software, Inc.

Date: April 13, 2009	/s/ Richard F. Govatski
Richard F. Govatski
President, Chief Executive Officer and Chairman of the
Board of Directors

Date: April 13, 2009	/s/ Teresa B. Dickey
Teresa B. Dickey, Director, Secretary, Treasurer and
Principal Financial Officer

Date: April 13, 2009	/s/ John Handley
John E. Handley, Director

Date: April 13, 2009	/s/ Frank A. Reidy
Frank A. Reidy, Director