Form 10-Q
period 2009-03-31
NEW MEXICO SOFTWARE, INC
filed 2009-05-20
CIK 1101865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

The number of shares outstanding of each of the issuer’s classes of common stock at May 15, 2009 was 129,081,987.

TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

New Mexico Software, Inc.
Balance Sheets
(Rounded to the nearest thousand)
(UNAUDITED)

	March 31,	December 31,
	2009	2008
Assets		(Audited)

Current assets:
Cash and equivalents	$103,000	$68,000
Accounts receivable, net	517,000	363,000
Inventory	18,000	18,000
Prepaid expenses and other assets	5,000	5,000
Total current assets	643,000	454,000

Furniture, equipment and improvements, net	95,000	96,000
Security deposits	4,000	4,000

Total Assets	$742,000	$554,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$415,000	$282,000
Accrued expenses	157,000	134,000
Customer deposits	20,000	20,000
Deferred revenue	13,000	28,000
Notes payable	1,000	58,000
Capital lease	19,000	17,000
Total current liabilities	625,000	539,000

Long-term liabilities
Capital lease - long-term portion	6,000	8,000
Total long-term liabilities	6,000	8,000

Total liabilities	631,000	547,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized,
0 shares issued and outstanding as of 3/31/09 and 12/31/08, respectively	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 129,081,987 and 127,948,261 shares issued and outstanding
as of 3/31/09 and 12/31/08, respectively	129,000	128,000
Paid-in capital	14,662,000	14,606,000
Subscriptions payable	46,000	21,000
Deferred compensation	(68,000)	(102,000)
Accumulated deficit	(14,658,000)	(14,646,000)
Total stockholders' equity	111,000	7,000

Total Liabilities and Stockholders' Equity	$742,000	$554,000

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Statements of Operations
(Rounded to the nearest thousand)
(UNAUDITED)

	For the three months ended
	March 31,
	2009	2008

Revenues
Radiological services	$708,000	$-
Software usage fees	122,000	133,000
Software hosting and maintenance	62,000	71,000
Software sales and licenses	-	15,000
Custom programming	3,000	11,000
Hardware sales	-	5,000
Scanning services	20,000	-
Gross revenues	915,000	235,000

Cost of services	656,000	74,000

Gross profit	259,000	161,000

Operating costs and expenses:
General and administrative	250,000	195,000
Depreciation	9,000	8,000
Research and development	15,000	31,000
Total operating costs and expenses	274,000	234,000

Net operating loss	(15,000)	(73,000)

Other income (expense):
Interest income	10,000	-
Interest expense	(7,000)	-
Total other income (expense)	3,000	-

Net loss	$(12,000)	$(73,000)

Earnings per share - basic	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic	128,741,869	107,520,558

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Statements of Cash Flows
(Rounded to the nearest thousand)
(UNAUDITED)

	For the three months ended
	March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(12,000)	$(73,000)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for salaries	-	13,000
Common stock issued for services	34,000	6,000
Depreciation	9,000	8,000
Depreciation allocated to cost of services	2,000	2,000
Changes in operating assets and liabilities:
Accounts receivable	(154,000)	(14,000)
Inventory	-	(2,000)
Accounts payable	133,000	36,000
Accrued expenses	23,000	12,000
Deferred revenue	(15,000)	(1,000)
Net cash (used) provided by operating activities	20,000	(13,000)

Cash flows from investing activities
Acquisition of fixed assets	-	(27,000)
Capital lease	(5,000)	13,000
Net cash used by investing activities	(5,000)	(14,000)

Cash flows from financing activities
Repayment of principal under capital lease	(5,000)	-
Subscriptions payable	25,000	-
Net cash provided by financing activities	20,000	-

Net increase (decrease) in cash equivalents	35,000	(27,000)
Cash equivalents - beginning	68,000	59,000
Cash equivalents - ending	$103,000	$32,000

Supplemental disclosures:
Interest paid	$1,000	$-
Shares issued for exercise of warrants	$-	$10,000
Notes payable converted to shares	$57,000	$-

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE A – BASIS OF PRESENTATION

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto included in the Company's Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Revenue recognition:

During 2008 and the first quarter of 2009, our revenues generally can be classified into four main categories: radiological services, software usage fees, software hosting and maintenance contracts, and software licenses that require us to provide production, customization or modification to our core software product. The Company also occasionally derives revenue from the sale of customized software, hardware sales associated with sales of our various software products, scanning services and other services such as consulting, training and installation.  The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2 Software Revenue Recognition as amended.

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
Notes to the Financial Statements
(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[1] Revenue recognition (continued):

Should the sale of software involve an arrangement with multiple elements (for example, the sale of a software license along with the sale of maintenance and support to be delivered over the contract period), the Company allocates revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. The Company defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount at the time of the delivery of the product or when all other revenue recognition criteria have been met. Fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals of maintenance contracts. Fair value of services, such as training or consulting, is based upon separate sales of these services to other customers.  The Company follows the guidance in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with paragraphs 85 – 91 of SOP 97-2.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At March 31, 2009 and March 31, 2008, there were no custom software development arrangements in progress.

The Company also derives revenue from the sale of third party hardware, which is billed as a separate deliverable under consulting or custom development contracts.  Revenue from radiological services, software installation, training and consulting services is recognized when the services are rendered.  These revenues include services that are not essential to the functionality of the software.  If these services are included in a software agreement with multiple elements, amounts are allocated to these categories based on the estimated number of hours required to complete the work, which is the same criteria used to bill for the services separately.  License revenue is recognized ratably over the term of the license.

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

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[1] Revenue recognition (continued):

The cost of services, consisting of staff payroll, radiologists’ fees, outside services, professional licenses and insurance, communication costs and supplies, is expensed as incurred.

[2] Cash and cash equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At March 31, 2009, the Company had no cash and cash equivalents that exceeded federally insured limits.

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

The Company also estimates an allowance for doubtful accounts, which amounted to $30,000 and $20,000 at March 31, 2009 and 2008, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, amounted to $2,000 and $0 for the quarters ended March 31, 2009 and 2008, respectively.

[4] Inventory:

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

[6] Per share data:

The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock.  All potentially dilutive securities have been excluded from the computations since they would be antidilutive, however, these dilutive securities could potentially dilute earnings per share in the future. Options and warrants exercisable for 2,561,545 and 5,416,545 shares of common stock have been excluded from the diluted loss per share calculation for the years ended March 31, 2009 and 2008, respectively, because inclusion of such would be antidilutive.

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[7] Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $0 and $0 for the quarters ended March 31, 2009 and 2008, respectively.

[8] Use of estimates:

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

[9] Stock-based compensation:

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company provides newly issued shares to satisfy stock option exercises.  During the quarters ended March 31, 2009 and 2008, the Company did not have expenses related to option grants to employees and directors.

[10] Software development:

The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs. Technological feasibility is generally achieved upon satisfactory beta test results. Upon achieving technological feasibility, programming costs are capitalized and amortized over the economic useful live which is estimated to be two years. There were no capitalized software development costs as of March 31, 2009 and 2008.

NOTE C – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $14,658,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE D - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of March 31, 2009, consisted of the following:

Computers	$421,000
Furniture, fixtures and equipment	122,000
Automobiles	41,000
Leasehold improvements	20,000
604,000
Accumulated depreciation	(509,000)
$95,000

Depreciation expense for the three months ended March 31, 2009 and 2008 was $9,000 and $8,000, respectively.

NOTE E – CAPITAL TRANSACTIONS

Common stock:

During the three month period ended March 31, 2009, the Company effected the following stock transactions:

The Company issued a total of 1,133,726 shares of the Company’s $0.001 par value common stock as repayment of notes payable totaling approximately $57,000.

Warrants:

During the three month period ended March 31, 2009, there were no warrants issued and none were exercised.

The following is a summary of warrants outstanding as of March 31, 2009:

Number of Warrants	Exercise Price	Expiration Date
771,545	$0.21	July 24, 2009
700,000	$0.15	June 29, 2011
1,471,545	$0.181 (average)

Stock options:

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant.  The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  Exercise prices and weighted-average contractual lives of stock options outstanding as of March 31, 2009, are as follows:

NOTE E – CAPITAL TRANSACTIONS (CONTINUED)

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.01-$0.049	12,500,000	7.6	$0.03	12,500,000	$0.03
$0.05-$0.30	2,205,000	3.8	$0.06	2,205,000	$0.06
$0.31-$0.50	100,000	2.0	$0.39	100,000	$0.39

Summary of Options Granted and Outstanding:

	For the three months ended March 31,
	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	14,805,000	$0.04	15,835,000	$0.04
Granted	-	-	-	-
Cancelled	-	-	(900,000)	$0.06
Exercised	-	-	-	-
Outstanding at end of period	14,805,000	$0.04	14,935,000	$0.04

NOTE F - MAJOR CUSTOMERS

During the three month period ended March 31, 2009, one customer accounted for 12% or approximately $113,000 of the Company's revenue.

As of March 31, 2009, balances due from four customers comprised 52% or approximately $268,000 of total accounts receivable.

NOTE G - REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on separate lines of business. New Mexico Software (NMS) derives revenues from the development and marketing proprietary internet technology-based software and Telerad Service (TRS) provides radiological services. Information related to the Company's reportable segments for the quarter ended March 31, 2009 is as follows:

	NMS	TRS	TOTAL
Revenue	$207,000	$708,000	$915,000

Cost of services	77,000	579,000	656,000
General and administrative	96,000	154,000	250,000
Depreciation	8,000	1,000	9,000
Research and development	15,000	-	15,000

Operating income (loss)	$11,000	$(26,000)	$(15,000)

Total assets	$228,000	$514,000	$742,000

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

Segment’s operating loss	$	(15,000)
Other income (expense)		3,000
Consolidated net loss	$	(12,000)

NOTE H – COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring on April 30, 2009.  The Company is currently finalizing the negotiations for a five-year extension of the lease.   The Company also leases one automobile which expires in June 2011, as well as computer equipment with lease expiration dates ranging from March 2010 to December 2010.  Future minimum lease payments as of March 31, 2009, are as follows:

Year	Amount
2009	$ 29,000
2010	$ 17,000
2011	$ 2,000

Rent expense for the three months ended March 31, 2009 and 2008 amounted to $16,000 and $15,000, respectively.

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE I – LEGAL PROCEEDINGS

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

NOTE J – COMMITMENTS AND CONTINGENCIES

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2007. The agreement allows for a one-year renewal option unless terminated by either party.  Base salary is $60,000 per annum with available additional cash compensation as defined in the agreement.  Compensation under this agreement of $15,000 is included in general and administrative expenses for the quarter ended March 31, 2009.  The non-competition agreement commences upon the termination of the employment agreement for a period of one year.   At March 31, 2009, there was a total of $0 in accrued payroll for this executive.

NOTE K – SUBSEQUENT EVENTS

In May 2009, the Board of Directors approved the issuance of shares of the Company’s $0.001 par value common stock to two radiologists for stock purchases in the amount of $40,000.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

OVERVIEW

New Mexico Software provides Software-as-a-Service (SaaS) solutions for a wide variety of industries.  We offer our services via our web-based technology that allows our customers in any type of commercial business and not-for-profit organization to optimize their operations without spending significant time and money on upfront costs for hardware, software, tech support and training.

Our medical division continues to provide significant growth opportunities for us.  Because of the potential opportunities in telemedicine in general and teleradiology in particular as health care reform is pursued in the country, we will be focusing the majority of our marketing efforts in these areas during 2009.   We believe that we can continue to take advantage of the growth in the telemedicine market in general and the teleradiology market in particular during the next few years to further expand our customer base and our revenues.

Through March 31, 2009, we have realized revenues from four primary sources:

1.	radiological services
2.	software usage fees
3.	software hosting and maintenance services
4.	custom programming services

We also occasionally realize revenues from the sale of customized software, hardware sales associated with the sales of our software products, scanning services and from other services.

Telerad Service, our radiological services business that began operations in May 2008, continues to add new customers each quarter.  At this time, we have more than twenty licensed radiologists available to read and report on radiological studies from customers in 34 states.

In general, our key indicator of operating progress at this time is still gross revenue.  During the first quarter of 2009, general personnel-related expenses (including engineering, administrative, customer support and sales staff) accounted for approximately 36% of our total operating expenses, with fixed costs such as office rent, utilities, insurance, communications and depreciation accounting for an additional 6%.  Radiologist fees, which account for approximately 50% of total costs and 75% of our cost of sales, are directly variable with radiological services revenues.  As our variable costs begin to constitute a greater percentage of our cost of sales, the gross profit percentage will vary more consistently with revenues, making gross profit a more useful indicator of our progress.

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

Currently, software usage consists of XR-EX report fees and IMedCon case fees.

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

We follow the guidance provided by SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements and SAB No. 104 Revenue Recognition which provide guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  Revenue from radiological services, software installation, training and consulting services is recognized when the services are rendered.

Income Taxes

Management evaluates the probability of the utilization of the deferred income tax assets.  We have estimated a $4,670,400 deferred income tax asset at December 31, 2008, related primarily to net operating loss carryforwards at December 31, 2008.  Management determined that because we have not yet generated taxable income it was not appropriate to recognize a deferred income tax asset related to the net operating loss carryforward.  Therefore, the fully deferred income tax asset is offset by an equal valuation allowance.  When we begin to generate taxable income, we may determine that some, if not all of the deferred income tax asset may be recognized.  Recognition of the asset could increase after tax income in the future.  Management is required to make judgments and estimates related to the timing and utilization of net operating loss carryforwards, utilization of other deferred income tax assets, applicable tax rates and feasible tax planning strategies.

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

Contingencies

We are subject to the possibility of various legal contingencies arising in the ordinary course of business.  We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of the loss contingencies.

Software Development Costs

We account for software development costs in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.  Product research and development expenses consist primarily of personnel, outside consulting and related expenses for development, and systems personnel and consultants and are charged to operations as incurred until technological feasibility is established.  The Company considers technological feasibility to be established when all planning, designing, coding and testing have been completed to design specifications.  After technological feasibility is established, costs are capitalized.  Historically, product development has been substantially completed with the establishment of technological feasibility and, accordingly, no costs have been capitalized.

See Note 2 to the Company’s Financial Statements for a full discussion of the Company’s critical accounting policies and estimates.

RESULTS OF OPERATIONS

Revenues:

For the Quarter Ended March 31,
2009		2008
$915,000	compared to	$235,000	an increase of $680,000 or 289.4%

These changes are a result of the following factors:

1.  Radiological services:

For the Quarter Ended March 31,
2009		2008
$708,000	compared to	$0	an increase of $708,000 or 100.0%

In May 2008, we began operating Telerad Service, our new radiological services business.  Telerad Service provides radiological services to hospitals, mobile and portable x-ray providers, prisons, urgent care facilities, and assisted living facilities.

2.  Software usage fees:

For the Quarter Ended March 31,
2009		2008
$122,000	compared to	$133,000	a decrease of $11,000 or 8.3%

The decrease in revenue from software usage fees is primarily due to a combination of factors.  Although we have gained and lost several new customers since the first quarter of 2008, the net result was a slight decrease in end users during the first quarter of 2009 as compared to the comparable quarter in 2008.  Approximately 87,000 reports were generated during the first quarter of 2009, as compared to approximately 100,000 reports during the comparable quarter in 2008.

3.  Software hosting and maintenance:

For the Quarter Ended March 31,
2009		2008
$62,000	compared to	$71,000	a decrease of $9,000 or 12.7%

This decrease is mainly due to a net decrease in customers using our older customized software products during 2008 and early 2009.  Revenue from hosting and maintenance for our XR-EXpress and DFC3 products remained essentially stable from the first quarter of 2008 to the first quarter of 2009.  Software maintenance consists mainly of hosting and managing our customers’ data on our systems, and to a lesser extent includes technical support programs associated with our products.

4.  Custom programming revenue:

For the Quarter Ended March 31,
2009		2008
$3,000	compared to	$11,000	a decrease of $8,000 or 72.7%

Since we have reduced our focus on sales of enterprise-level systems requiring substantial customization, the number of custom programming projects requested by customers has been inconsistent.  We took on one small programming project for an existing customer during the first quarter of 2009, as compared to programming for one large new customer during the first quarter of 2008.  We continue to offer programming services for customer database integration, and for other projects for our existing customers.

5.  Software sales and licenses:

For the Quarter Ended March 31,
2009		2008
$0	compared to	$15,000	a decrease of $15,000 or 100.0%

Since we are continuing to focus our efforts on building recurring revenues, we have modified our policy to include the cost of the XR-EXpress compression software with the setup for new customers that have at least ten end users.  This new policy has resulted in no new software sales during the first quarter of 2009.  As a result of this policy, we expect our revenues from software sales and licenses to remain low during the coming year.

6.  Hardware, scanning and other revenues:

	For the Quarter Ended March 31,
	2009		2008
Hardware	$0	compared to	$5,000	a decrease of $5,000 or 100.0%
Scanning and other	$20,000	compared to	$0	an increase of $20,000 or 100.0%

All hardware sales during the first quarter of 2008 were associated with sales of our XR-EXpress and DFC3 software.  We are no longer offering our jal camera units for sale to our XR-EXpress customers, and we are no longer focusing on growing the DFC3 division.  As a result, we expect revenues in this category to remain low during the coming year.  We had one major scanning project during the first quarter of 2009, and no scanning projects during 2008.  Although we still offer scanning, we are not emphasizing this service, so we do not anticipate any major projects in the future.

Cost of services:

For the Quarter Ended March 31,
2009		2008
$656,000	compared to	$74,000	an increase of $582,000 or 786.5%

Cost of services consists primarily of radiological fees, engineering salaries and compensation-related expenses, engineering supplies, hardware purchases and connectivity costs.   During the first quarter of 2009, approximately 74%, or $492,000, of our cost of services consisted of radiological fees, as compared to no radiological fees during the comparable quarter in 2008.  These fees are a component of Telerad Service, our teleradiological services business that we began operating in May 2008.  In comparison, during the first quarter of 2008, approximately 77% of our cost of sales consisted of salaries, contract services and other personnel-related expenses for our engineering staff.  We considered these expenses to be directly associated with our ability to generate revenues, however, they do not vary with revenues in that much of those costs are fixed.

General and administrative expenses:

For the Quarter Ended March 31,
2009		2008
$250,000	compared to	$195,000	an increase of $55,000 or 28.2%

The increase in general and administrative expenses was primarily due to increased personnel-related expenses associated with Telerad Service.

Depreciation expense:

For the Quarter Ended March 31,
2009		2008
$9,000	compared to	$8,000	an increase of $1,000 or 12.5%

The increase in depreciation expense was due to the addition of several computer leases for Telerad Service since we began operations in May 2008.

Research and development costs:

For the Quarter Ended March 31,
2009		2008
$15,000	compared to	$31,000	a decrease of $16,000 or 51.6%

This decrease is primarily due to our shift in focus to growing the radiological services business.

In general, over 90% of our research and development costs are directly associated with staffing.  In the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software that require modification.  Management anticipates that research and development costs in the future will focus both on the upgrading of our existing products and the continued development of new products using our core technology; therefore they will remain relatively steady or increase slightly during the coming year.

REPORTABLE SEGMENTS

In May 2008, we began operating Telerad Service (TRS) as a wholly-owned subsidiary of New Mexico Software (NMS).  Information about the Company’s reportable segments for the quarter ended March 31, 2009 is reflected in the following table.  Since Telerad was not in existence during the first quarter of 2008, only 2009 data is included in this table.

	2009
	NMS	TRS	TOTAL
Revenue	$207,000	$708,000	$915,000

Cost of services	77,000	579,000	656,000
General and administrative	96,000	154,000	250,000
Depreciation	8,000	1,000	9,000
Research and development	15,000	-	15,000

Operating income (loss)	$11,000	$(26,000)	$(15,000)

Total assets	$228,000	$514,000	$742,000

A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

Segment’s operating loss	$	(15,000)
Other income (expense)		3,000
Consolidated net loss	$	(12,000)

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, cash and cash equivalents totaled $103,000, representing a $35,000 increase from December 31, 2008. The increase in available cash was due to the following factors during the period:

Operating activities:

For the Quarter Ended March 31,
2009		2009
provided $20,000	compared to	used $(13,000)	an increase in available cash of $33,000

The increase in available cash from operations during the first quarter of 2009 was primarily due to the decrease in net loss to $(12,000) from $(73,000).

Investing activities:

For the Quarter Ended March 31,
2009		2008
used $(5,000)	compared to	used $(14,000)	an increase in available cash of $9,000

During the first quarter of 2009, we purchased $5,000 of computer equipment to provide additional storage capacity for Telerad Service, as compared to the purchase of $13,000 of computer equipment during the first quarter of 2008.

Financing activities:

For the Quarter Ended March 31,
2009		2008
provided $20,000	compared to	provided $0	an increase in available cash of $20,000

This increase is primarily the result of cash received from an investor.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space, computer equipment and a vehicle.

At March 31, 2009, we had a working capital surplus of $19,000 as opposed to a working capital deficit of $85,000 at the beginning of the period, an increase of $104,000.  This increase is primarily due to the increase in cash and the conversion of notes payable to shares, since receivables and payables increased by approximately the same amount.  We have incurred operating losses and negative cash flows for the past two fiscal years that have been funded through the issuance of additional equity securities.  Our monthly recurring revenues increased from an average of $60,000 per month in early 2007 to over $300,000 per month during the first quarter of 2009, primarily due to the revenue from Telerad Service.  However, the margins from the Telerad Service operations are still quite low while we are in the startup phase of the operation, so we may continue to experience some cash flow shortages.  Although we anticipate meeting our operating cash flow needs entirely from the increased revenues, we may continue to sell equity securities and incur debt as needed to meet our operating needs during 2009.

We anticipate that our primary uses of cash in the next year will be for general operating purposes.  With the growth of Telerad Service, our operating cash requirements for the next twelve months will be in the range of $4,000,000 to $5,000,000.  This level of cash flow will allow us to maintain our current level of operations, and we expect the increased revenues to provide the necessary operating funds.  Our goal for 2009 remains to become profitable by the end of the year.  We expect the upward trend in recurring revenues to continue in 2009, although it is not possible to predict the rate of increase until our radiological services have been established in the market for a reasonable period of time.

OFF-BALANCE SHEET ARRANGEMENTS

We currently have no off-balance sheet arrangements.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T.  CONTROLS AND PROCEDURES

307 – Disclosure controls and procedures:  As of March 31, 2009, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, such disclosure controls and procedures were not effective.

308T(b) – Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect this control.

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

There are no new events in the working relationship of Premier with New Mexico Software to give rise to this lawsuit, other than New Mexico Software, Inc.’s demand for timely payment of invoices and notice of termination of the Agreement with Premier for nonpayment.  This suit is Premier’s response to our cancellation of Premier’s agreement for services for nonpayment which was served on February 2, 2009.  We believe the suit is frivolous and filed solely to delay payment of amounts owed by Premier.  We on March 9, 2009, filed our Answer and Counterclaims for Breach of Contract, demanding payment in full for past due and ongoing charges, attorney’s fees and costs, all of which are provided for in the Agreement with Premier, and for Declaratory Judgment that we have properly terminated the Agreement with Premier for breach of contract and nonpayment.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about our unregistered sales of common stock during the three months ended March 31, 2009:

Class of Purchaser	Aggregate Number of Shares
Directors	1,133,726

The shares listed above were issued as repayment of notes payable totaling approximately $57,000.

We did not pay and to our knowledge no one acting on our behalf paid any commissions or other compensation with respect to the sales identified in the foregoing table.  We made the sale directly to each purchaser for the consideration stated in the table.  We used any cash proceeds and any cash which would have been used to pay bonuses and contractor fees, but for the issue of the shares, for working capital in payment of current obligations.  Each purchaser acknowledged the investment nature of the transaction and a legend was placed on each certificate, prohibiting public resale of the shares, except in compliance with Rule 144.  We believe each purchaser has either (a) such relationship with us or (b) such knowledge and experience in business and financial transactions that he or she is able to understand and evaluate the risks and merits of investment in our common stock.  We relied upon the exemption from the registration requirement of the Securities Act of 1933, as amended (the “Act”) provided in Section 4(2) of the Act and the rules and regulations thereunder, on grounds that these sales did not involve a public offering within the meaning of the Act.

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

NEW MEXICO SOFTWARE, INC.

Date:                      May 20, 2009                                                                           By  /s/  Richard F. Govatski
Richard F. Govatski, President

Date:                      May 20, 2009                                                                           By  /s/  Teresa B. Dickey
Teresa B. Dickey, Treasurer  (Principal Financial Officer)