Form 10-Q
period 2009-06-30
NEW MEXICO SOFTWARE, INC
filed 2009-08-12
CIK 1101865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
YES [ ] NO [ X ]

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

The number of shares outstanding of each of the issuer’s classes of common stock at August 6, 2009 was 130,554,124.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)
Balance Sheets
Statements of Operations
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

ITEM 1.      LEGAL PROCEEDINGS
ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3.      DEFAULTS UPON SENIOR SECURITIES
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.      OTHER INFORMATION
ITEM 6.      EXHIBITS

SIGNATURES

ITEM 1.  FINANCIAL STATEMENTS

New Mexico Software, Inc.
Balance Sheet
(Rounded to the nearest thousand)
(UNAUDITED)

	June 30,	December 31,
	2009	2008
Assets

Current assets:
Cash and cash equivalents	$65,000	$68,000
Accounts receivable, net	626,000	363,000
Inventory	12,000	18,000
Prepaid expenses and other assets	33,000	5,000
Total current assets	736,000	454,000

Furniture, equipment and improvements, net	84,000	96,000
Security deposits	4,000	4,000

Total assets	$824,000	$554,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$496,000	$282,000
Accrued expenses	97,000	134,000
Customer deposits	20,000	20,000
Deferred revenue	17,000	28,000
Notes payable	40,000	58,000
Capital Lease	17,000	17,000
Total current liabilities	687,000	539,000

Long-term liabilities:
Capital lease - long-term portion	3,000	8,000
Total long-term liabilities	3,000	8,000

Total liabilities	690,000	547,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares
authorized, no shares issued and outstanding as of June 30, 2009	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 130,554,124 shares issued and outstanding
as of June 30, 2009	131,000	128,000
Paid-in capital	14,737,000	14,606,000
Subscriptions payable	21,000	21,000
Deferred compensation	(34,000)	(102,000)
Accumulated deficit	(14,721,000)	(14,646,000)
Total stockholders' equity	134,000	7,000

Total liabilities and stockholder's equity	$824,000	$554,000

Please see accompanying notes to these financial statements.

New Mexico Software, Inc.
Condensed Consolidated Statements of Operations
(Rounded to the nearest thousand)
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue
Radiological services	$728,000	$21,000	$1,436,000	$21,000
Software usage fees	112,000	115,000	234,000	249,000
Software hosting and maintenance	54,000	61,000	116,000	132,000
Radiological QA services	4,000	-	4,000	-
Custom programming	1,000	-	4,000	11,000
Scanning services	1,000	-	21,000	-
Finance charges	2,000	-	13,000	-
Software sales and licenses	-	-	-	14,000
Hardware sales	-	5,000	-	10,000
Gross revenues	902,000	202,000	1,828,000	437,000

Cost of services	676,000	139,000	1,333,000	210,000

Gross Profit	226,000	63,000	495,000	227,000

Operating costs and expenses:
General and administrative	252,000	219,000	503,000	416,000
Depreciation and amortization	8,000	10,000	17,000	18,000
Research and development	16,000	4,000	30,000	35,000
Total operating costs and expenses	276,000	233,000	550,000	469,000

Net operating income (loss)	(50,000)	(170,000)	(55,000)	(242,000)

Other income (expense):
Interest (expense)	(8,000)	(2,000)	(15,000)	(3,000)
Inventory revaluation	(5,000)	-	(5,000)	-
Total other income (expense)	(13,000)	(2,000)	(20,000)	(3,000)

Net income (loss)	$(63,000)	$(172,000)	$(75,000)	$(245,000)

Earnings per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and fully diluted	130,721,662	108,872,953	130,351,018	108,196,756

Please see accompanying notes to these financial statements.

New Mexico Software, Inc.
Statements of Cash Flows
(Rounded to the nearest thousand)
(UNAUDITED)

	For the six months ended
	June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(75,000)	$(245,000)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for salaries	-	30,000
Common stock issued for services	105,000	71,000
Inventory revaluation	5,000	-
Depreciation	18,000	18,000
Depreciation allocated to cost of services	4,000	3,000
Changes in operating assets and liabilities:
Accounts receivable	(262,000)	(25,000)
Inventory	-	(2,000)
Prepaid expenses and other assets	(28,000)	(6,000)
Accounts payable	214,000	49,000
Accrued expenses	(37,000)	32,000
Deferred revenue	(11,000)	(9,000)
Net cash used by operating activities	(67,000)	(84,000)

Cash flows from investing activities
Acquisition of fixed assets	(10,000)	(27,000)
Capital lease	-	11,000
Net cash used by investing activities	(10,000)	(16,000)

Cash flows from financing activities
Proceeds from notes payable	40,000	-
Repayment of note payable	(58,000)	-
Repayment of capital lease	(5,000)	-
Net proceeds from the issuance of common stock	97,000	68,000
Net cash provided by financing activities	74,000	68,000

Net increase (decrease) in cash equivalents	(3,000)	(32,000)
Cash equivalents - beginning	68,000	59,000
Cash equivalents - ending	$65,000	$27,000

Supplemental disclosures:
Interest paid	$11,000	$-
Shares issued for exercise of warrants	$-	$10,000

Please see accompanying notes to these financial statements.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Revenue recognition:

During 2008 and the first half of 2009, our revenues generally can be classified into three main categories: radiological services, software usage fees and software hosting and maintenance contracts. The Company also occasionally derives revenue from the sale of customized software, hardware sales associated with sales of our various software products, scanning services, software licenses that require us to provide production, customization or modification to our core software product and other services such as consulting, training and installation.  The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2 Software Revenue Recognition as amended.

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

Charges for hosting are spread ratably over the term of the hosting agreement, with the typical hosting agreement having a term of 12 months, with renewal on an annual basis.  The Company sells some hosting contracts in conjunction with the sale of software, and some hosting contracts without an associated software sale.  When the hosting arrangement is sold in conjunction with a software sale, the Company allocates a portion of the fee to the software license.  Hosting services do not require the customer to purchase the software license, and for those hosting contracts that are sold without an associated software sale, the customer does not have the right or the ability to operate the software on its own.

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[1] Revenue recognition (continued):

Should the sale of software involve an arrangement with multiple elements (for example, the sale of a software license along with the sale of maintenance and support to be delivered over the contract period), the Company allocates revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. The Company defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount at the time of the delivery of the product or when all other revenue recognition criteria have been met. Fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals of maintenance contracts. Fair value of services, such as training or consulting, is based upon separate sales of these services to other customers.  The Company follows the guidance in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with paragraphs 85 – 91 of SOP 97-2.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At June 30, 2009 and June 30, 2008, there were no custom software development arrangements in progress.

The Company also occasionally derives revenue from the sale of third party hardware, which is billed as a separate deliverable under consulting or custom development contracts.  Revenue from radiological services, radiological quality assurance (QA) services, software installation, and any training or consulting services is recognized when the services are rendered.  These revenues include services that are not essential to the functionality of the software.  If these services are included in a software agreement with multiple elements, amounts are allocated to these categories based on the estimated number of hours required to complete the work, which is the same criteria used to bill for the services separately.  License revenue is recognized ratably over the term of the license.

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

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[2] Cash and cash equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At June 30, 2009, the Company had no cash and cash equivalents that exceeded federally insured limits.

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

The Company also estimates an allowance for doubtful accounts, which amounted to $30,000 and $20,000 at June 30, 2009 and 2008, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, amounted to $2,000 and $0 for the six months ended June 30, 2009 and 2008, respectively.

[4] Inventory:

Inventory, composed of component parts and finished goods, is valued at cost on a specific identity basis for those items with serial numbers.  The remainder of the inventory is valued at the lower of first-in-first-out (FIFO) cost or market.  On a quarterly basis, management compares the inventory on hand with our records to determine whether write-downs for excess or obsolete inventory are required. Inventory write-downs amounted to $5,000 and $0 for the six months ended June 30, 2009 and 2008, respectively.

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

[6] Per share data:

The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock.  All potentially dilutive securities have been excluded from the computations since they would be antidilutive, however, these dilutive securities could potentially dilute earnings per share in the future. Options and warrants exercisable for 2,311,545 and 11,416,545 shares of common stock have been excluded from the diluted loss per share calculation for the six months ended June 30, 2009 and 2008, respectively, because inclusion of such would be antidilutive.

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[7] Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $0 and $0 for the six months ended June 30, 2009 and 2008, respectively.

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

[9] Stock-based compensation:

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company provides newly issued shares to satisfy stock option exercises.  During the six months ended June 30, 2009 and 2008, the Company had no expenses related to option grants to employees and directors.

[10] Software development:

The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs. Technological feasibility is generally achieved upon satisfactory beta test results. Upon achieving technological feasibility, programming costs are capitalized and amortized over the economic useful live which is estimated to be two years. There were no capitalized software development costs as of June 30, 2009 and 2008.

[11] New pronouncements:

On April 9, 2009, the FASB issued three final Staff Positions (FSPs) intended to provide additional application guidance and to enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements.  FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[11] New pronouncements (continued):

FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what Statement 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 107-1 and APB 28-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

FSP FAS 115-2 and FAS 124-2 on other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

The FSPs are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSPs for the interim and annual periods ending after March 15, 2009.  The Company has determined that adoption of these pronouncements will not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009.  The adoption of these provisions did not have a material effect on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for the Company for the period ending September 30, 2009. Management has determined that the adoption of SFAS 168 will not have an impact on its consolidated financial statements.

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[11] New pronouncements (continued):

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 becomes effective for the Company on January 1, 2010. Management does not believe that the adoption of SFAS 167 will have an impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140,” (SFAS 166). SFAS 166 amends various provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125,” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS 166 becomes effective for the Company on January 1, 2010. Management does not believe that the adoption of SFAS 166 will have an impact on its consolidated financial statements.

NOTE C – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $14,721,000 since its inception and occasionally requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE D - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of June 30, 2009, consisted of the following:

Computers	$421,000
Furniture, fixtures and equipment	121,000
Automobiles	41,000
Leasehold improvements	20,000
603,000
Accumulated depreciation	(519,000)
$84,000

Depreciation expense for the six months ended June 30, 2009 and 2008 was $17,000 and $18,000, respectively.

NOTE E – CAPITAL TRANSACTIONS

Common stock:

During the six month period ended June 30, 2009, the Company effected the following stock transactions:

The Company issued a total of 724,938 shares the Company’s $0.001 par value common stock to outside contractors in exchange for services rendered of $37,000.

The Company issued a total of 1,133,725 shares of the Company’s $0.001 par value common stock as repayment of notes payable totaling approximately $57,000.

The Company issued a total of 747,200 shares of the Company’s $0.001 par value common stock in exchange for cash of $40,000.

Warrants:

During the six month period ended June 30, 2009, there were no warrants issued and none were exercised.

The following is a summary of warrants outstanding as of June 30, 2009:

Number of Warrants	Exercise Price	Expiration Date
771,545	$0.21	July 24, 2009
700,000	$0.15	June 29, 2011
1,471,545	$0.181 (average)

Stock options:

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant.  The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  Exercise prices and weighted-average contractual lives of stock options outstanding as of June 30, 2009, are as follows:

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE E – CAPITAL TRANSACTIONS (CONTINUED)

Options Outstanding				Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.01-$0.049	12,500,000	7.36	$0.03	12,500,000	$0.03
$0.05-$0.30	1,955,000	3.20	$0.06	1,955,000	$0.06
$0.31-$0.50	100,000	1.75	$0.39	100,000	$0.39

Summary of Options Granted and Outstanding:

	For the six months ended June 30,
	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	14,805,000	$0.04	15,835,000	$0.04
Granted	-	-	-	-
Cancelled	(250,000)	$0.09	(900,000)	$0.06
Exercised	-	-	-	-
Outstanding at end of period	14,555,000	$0.04	14,935,000	$0.04

NOTE F - MAJOR CUSTOMERS

During the six month period ended June 30, 2009, two customers accounted for 32% or approximately $584,000 of the Company's revenue.

As of June 30, 2009, balances due from four customers comprised 65% or approximately $425,000 of total accounts receivable.

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE G - REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on separate lines of business. New Mexico Software (NMS) derives revenues from the development and marketing proprietary internet technology-based software; Telerad Service (TRS) and Radiology QA (RQA) provide radiological services. Information related to the Company's reportable segments for the six months ended June 30, 2009 is as follows:

		2008			2009
	NMS	TRS/RQA	TOTAL	NMS	TRS/RQA	TOTAL
Revenue	$392,000	$1,436,000	$1,828,000	$416,000	$21,000	$437,000

Cost of services	156,000	1,177,000	1,333,000	190,000	20,000	210,000
General and administrative	222,000	281,000	503,000	395,000	21,000	416,000
Depreciation	14,000	3,000	17,000	18,000	0	18,000
Research and development	30,000	0	30,000	35,000	0	35,000

Operating income (loss)	$(30,000)	$(25,000)	$(55,000)	$(222,000)	$(20,000)	$(242,000)

Total assets	$258,000	$566,000	$824,000	$247,000	$307,000	$554,000

A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

	2009	2008
Segment's operating loss	$(55,000)	$(242,000)
Other income (expense)	(20,000)	(3,000)
Consolidated net loss	$(75,000)	$(245,000)

NOTE H – COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring on April 30, 2014.  The Company also leases one automobile which expires in June 2011, as well as computer equipment with lease expiration dates ranging from March 2010 to December 2010.  Future minimum lease payments as of June 30, 2009, are as follows:

Year	Amount
2009	$ 45,000
2010	$ 71,000
2011	$ 58,000
2012	$ 57,000
2013	$ 59,000
2014	$ 20,000

Rent expense for the six months ended June 30, 2009 and 2008 amounted to $30,000 and $31,000, respectively.

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE H – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2007. The agreement allows for a one-year renewal option unless terminated by either party.  Base salary is $60,000 per annum with available additional cash compensation as defined in the agreement.  Compensation under this agreement of $30,000 is included in general and administrative expenses for the six months ended June 30, 2009.  The non-competition agreement commences upon the termination of the employment agreement for a period of one year.   At June 30, 2009, there was a total of $0 in accrued payroll for this executive.

NOTE I – LEGAL PROCEEDINGS

On February 18, 2009, Premier Medical Enterprise Solutions, Inc. filed a complaint in the Federal District Court in Albuquerque against us and our chief executive officer.  Premier has been a customer of our XR-EXpress application.  The complaint alleges among other things breaches of (i) fiduciary duty, (ii) covenant of good faith and fair dealing and (iii) contract, along with claims of conversion and tortuous interference and seeks an accounting.  The suit seeks compensatory, punitive and exemplary damages in excess of $75,000, together with injunctive relief against unfair competition and attorney’s fees. The case is Premier Medical Enterprise Solutions, Inc. v. New Mexico Software, Inc. and Richard Govatski, Case No.  Civ – 09 – 165.

At the time suit was filed, New Mexico Software was making demand for payment of past due invoices and had given notice of termination of the Agreement with Premier for nonpayment.  On March 9, 2009, New Software, Inc., filed its Answer and Counterclaims for Breach of Contract, demanding payment in full for pat due amounts owed and ongoing charges, attorney’s fees and costs and for Declaratory Judgment asserting that the Agreement with Premier has been properly terminated by New Mexico Software, Inc. for breach of contract, nonpayment and as a result of other misconduct by Premier. As a result of recent discovery in the case, New Mexico Software, Inc., has sought leave of Court to amend its Counterclaims to add additional causes of action. We believe the suit by Premier is frivolous and intend to vigorously contest the claims of Premier. We also intend to vigorously pursue our affirmative claims against Premier.

NOTE J – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 12, 2009.

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

Through June 30, 2009, we have realized revenues from four primary sources:

1.	radiological services
2.	software usage fees
3.	software hosting and maintenance services
4.	scanning services

We also occasionally realize revenues from the sale of customized software, hardware sales associated with the sales of our software products, radiology quality assurance (QA) services and other services.

Telerad Service, our radiological services business began operations in May 2008.  We continues to add new customers each quarter for this service.  At this time, we have more than twenty licensed radiologists available to read and report on radiological studies from customers in thirty-four states.

In general, our key indicator of operating progress at this time is still gross revenue.  During the first half of 2009, general personnel-related expenses (including engineering, administrative, customer support and sales staff) accounted for approximately 30% of our total operating costs, with fixed costs such as office rent, utilities, insurance, communications and depreciation accounting for an additional 5%.  Radiologist fees, which account for approximately 52% of total operating costs and 75% of our cost of sales, are directly variable with radiological services revenues.  As our variable costs begin to constitute a greater percentage of our cost of sales, the gross profit percentage will vary more consistently with revenues, making gross profit a more useful indicator of our progress.

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

RESULTS OF OPERATIONS

Revenues:
For the Three Months Ended June 30,
2009		2008
$902,000	compared to	$202,000	an increase of $700,000 or 346.5%

For the Six Months Ended June 30,
2009		2008
$1,828,000	compared to	$437,000	an increase of $1,391,000 or 318.3%

These changes are a result of the following factors:

1.  Radiological services:
For the Three Months Ended June 30,
2009		2008
$728,000	compared to	$21,000	an increase of $707,000 or 3,366.7%

For the Six Months Ended June 30,
2009		2008
$1,436,000	compared to	$21,000	an increase of $1,415,000 or 6,738.1%

In May 2008, we began operating Telerad Service, our new radiological services business.  Telerad Service provides radiological services to hospitals, mobile and portable x-ray providers, prisons, urgent care facilities, and assisted living facilities.

2.  Software usage fees:

For the Three Months Ended June 30,
2009		2008
$112,000	compared to	$115,000	a decrease of $3,000 or 2.6%

For the Six Months Ended June 30,
2009		2008
$234,000	compared to	$249,000	a decrease of $15,000 or 6%

The decrease in revenue from software usage fees is primarily due to a combination of factors.  Although we have gained and lost several new customers since the beginning of 2008, the net result was a decrease in end users by the end of the second quarter of 2009 as compared to the same period in 2008.  Approximately 164,000 reports were generated by our XR-EXpress customers during the first half of 2009, as compared to approximately 185,000 reports during the comparable quarter in 2008.

3.  Software hosting and maintenance:

For the Three Months Ended June 30,
2009		2008
$54,000	compared to	$61,000	a decrease of $7,000 or 11.5%

For the Six Months Ended June 30,
2009		2008
$116,000	compared to	$132,000	a decrease of $16,000 or 12.1%

This decrease is mainly due to a net decrease in customers using our older customized software products since the beginning of 2008.  Revenue from hosting and maintenance for our XR-EXpress product decreased slightly, while revenue from hosting and maintenance for our DFC3 product increased slightly from the beginning of 2008 to the midpoint of 2009.  Software maintenance consists mainly of hosting and managing our customers’ data on our systems, and to a lesser extent includes technical support programs associated with our products.

4.  Radiology quality assurance (QA) services:

For the Three Months Ended June 30,
2009		2008
$4,000	compared to	$0	an increase of $4,000 or 100.0%

For the Six Months Ended June 30,
2009		2008
$4,000	compared to	$0	an increase of $4,000 or 100.0%

In May 2009, we began operating Radiology QA, Inc., our new radiology quality assurance business.  Radiology QA provides blind peer review radiological reads for enhanced quality assurance.

5.  Scanning services:

For the Three Months Ended June 30,
2009		2008
$1,000	compared to	$0	an increase of $1,000 or 100.0%

For the Six Months Ended June 30,
2009		2008
$21,000	compared to	$0	an increase of $21,000 or 100.0%

We had one major scanning project during the first quarter of 2009 which carried over into the second quarter of 2009, and no scanning projects during 2008.  We anticipate the continuation of this project during the second half of 2009.  Although we still offer scanning, we are not emphasizing this service, so we have no additional scanning projects at this time.

Cost of services:

For the Three Months Ended June 30,
2009		2008
$676,000	compared to	$139,000	an increase of $537,000 or 386.3%

For the Six Months Ended June 30,
2009		2008
$1,333,000	compared to	$210,000	an increase of $1,123,000 or 534.8%

Cost of services consists primarily of radiological fees, engineering salaries and compensation-related expenses, engineering supplies, hardware purchases and connectivity costs.   During the first half of 2009, approximately 74%, or $993,000, of our cost of services consisted of radiological fees, as compared to no radiological fees during the comparable period in 2008.  These fees vary directly with sales.  They are a component of Telerad Service, our teleradiological services business that we began operating in May 2008.  In comparison, during the first half of 2008, approximately 74% of our cost of sales consisted of salaries, contract services and other personnel-related expenses for our engineering and customer support staff, while only 7% of our cost of sales consisted of radiological fees.  We considered these expenses to be directly associated with our ability to generate revenues, however, they do not vary with revenues in that much of those costs are fixed.

General and administrative expenses:

For the Three Months Ended June 30,
2009		2008
$252,000	compared to	$219,000	an increase of $33,000 or 15.1%

For the Six Months Ended June 30,
2009		2008
$503,000	compared to	$416,000	an increase of $87,000 or 20.9%

The increase in general and administrative expenses for the first half of 2009 as compared to the same period in 2008 was due to a combination of  increased personnel-related expenses associated with Telerad Service (approximately $40,000) and increased legal expenses (approximately $47,000) related to the legal proceedings described in Part II.

Depreciation expense:

For the Three Months Ended June 30,
2009		2008
$8,000	compared to	$10,000	a decrease of $2,000 or 20.0%

For the Six Months Ended June 30,
2009		2008
$17,000	compared to	$18,000	a decrease of $1,000 or 5.6%

The decrease in depreciation expense was primarily due to various items of computer equipment, furniture and leasehold improvements being fully depreciated since June 30, 2008.

Research and development costs:

For the Three Months Ended June 30,
2009		2008
$16,000	compared to	$4,000	an increase of $12,000 or 300.0%

For the Six Months Ended June 30,
2009		2008
$30,000	compared to	$35,000	a decrease of $5,000 or 14.3%

The increase during the second quarter of 2009 as compared to the first quarter of 2008 is primarily due to our work on developing a new viewer for the radiological services.  In general, over 90% of our research and development costs are directly associated with staffing.  In the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software that require modification.  Management anticipates that research and development costs in the future will focus both on the upgrading of our existing products and the continued development of new products using our core technology; therefore they will remain relatively steady or increase slightly during the coming year.

REPORTABLE SEGMENTS

In May 2008, we began operating Telerad Service (TRS) as a wholly-owned subsidiary of New Mexico Software (NMS).  In May 2009, we began operating Radiology QA (RQA) as a separate wholly-owned subsidiary of NMS.  However, since the RQA business segment is similar to that of TRS, they are combined in the reportable segment information.  Information about the Company’s reportable segments for the six months ended June 30, 2009 is reflected in the following table:

		2008			2009
	NMS	TRS/RQA	TOTAL	NMS	TRS/RQA	TOTAL
Revenue	$392,000	$1,436,000	$1,828,000	$416,000	$21,000	$437,000

Cost of services	156,000	1,177,000	1,333,000	190,000	20,000	210,000
General and administrative	222,000	281,000	503,000	395,000	21,000	416,000
Depreciation	14,000	3,000	17,000	18,000	0	18,000
Research and development	30,000	0	30,000	35,000	0	35,000

Operating income (loss)	$(30,000)	$(25,000)	$(55,000)	$(222,000)	$(20,000)	$(242,000)

Total assets	$258,000	$566,000	$824,000	$247,000	$307,000	$554,000

A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

	2009	2008
Segment's operating loss	$(55,000)	$(242,000)
Other income (expense)	(20,000)	(3,000)
Consolidated net loss	$(75,000)	$(245,000)

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, cash and cash equivalents totaled $65,000, representing a $3,000 decrease from December 31, 2008. The decrease in available cash was due to the following factors during the period:

Operating activities:

For the Six Months Ended June 30,
2009		2008
used $(67,000)	compared to	used $(84,000)	an increase in available cash of $17,000

The increase in available cash from operations during the first six months of 2009 as compared to the first six months of 2008 was due to a combination of factors:  the decrease in net loss to $(75,000) from $(245,000) provided $170,000, the increase in accounts payable and accrued expenses provided $96,000, and the increase in accounts receivable from the new customers added for Telerad Service constituted a use of $(238,000).

Investing activities:

For the Six Months Ended June 30,
2009		2008
used $(5,000)	compared to	used $(16,000)	an increase in available cash of $11,000

During the first half of 2009, we purchased $10,000 of computer equipment to provide for the startup of Telerad Service, as compared to the purchase of $27,000 of computer equipment for increased storage capacity during the first half of 2008.

Financing activities:

For the Six Months Ended June 30,
2009		2008
provided $69,000	compared to	provided $68,000	an increase in available cash of $1,000

Stock purchases from investors increased to $97,000 during the first half of 2009 as compared to $68,000 during the first half of 2008, providing a source of cash of $29,000.  Since the majority of this cash was used to pay notes payable and computer leases, the net result for this category was a minimal increase in available cash.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space, computer equipment and a vehicle.

At June 30, 2009, we had a working capital surplus of $49,000 as opposed to a working capital deficit of $85,000 at the beginning of the period, an increase of $134,000.  This increase is primarily due to the increase in accounts receivable resulting from the addition of new customers for Telerad Service.  We have incurred operating losses and negative cash flows for the past two fiscal years that have been funded through the issuance of additional equity securities.  Our monthly recurring revenues increased from an average of $60,000 per month in early 2007 to over $300,000 per month during the first half of 2009, primarily due to the revenue from Telerad Service.  However, the margins from the Telerad Service operations are still quite low while we are in the startup phase of the operation, so we may continue to experience some cash flow shortages.  Although we anticipate meeting our operating cash flow needs entirely from the increased revenues, we may continue to sell equity securities and incur debt as needed to meet our operating needs during 2009.

We anticipate that our primary uses of cash in the next year will be for general operating purposes.  With the growth of Telerad Service, our operating cash requirements for the next twelve months will be in the range of $4,000,000 to $5,000,000.  This level of cash flow will allow us to maintain our current level of operations.  We expect the increased revenues from Telerad Service to provide the necessary operating funds.  Our goal for 2009 remains to become profitable by the end of the year.  We expect the upward trend in recurring revenues to continue in 2009, although it is not possible to predict the rate of increase until our radiological services have been established in the market for a reasonable period of time.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T.  CONTROLS AND PROCEDURES

307 – Disclosure controls and procedures:  As of June 30, 2009, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, such disclosure controls and procedures were not effective.

308T(b) – Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect this control.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

On February 18, 2009, Premier Medical Enterprise Solutions, Inc. filed a complaint in the Federal District Court in Albuquerque against us and our chief executive officer.  Premier has been a customer of our XR-EXpress application.  The complaint alleges among other things breaches of (i) fiduciary duty, (ii) covenant of good faith and fair dealing and (iii) contract, along with claims of conversion and tortuous interference and seeks an accounting.  The suit seeks compensatory, punitive and exemplary damages in excess of $75,000, together with injunctive relief against unfair competition and attorney’s fees. The case is Premier Medical Enterprise Solutions, Inc. v. New Mexico Software, Inc. and Richard Govatski, Case No.  Civ – 09 – 165.

At the time suit was filed, we were was making demand for payment of past due invoices and had given notice of termination of the Agreement with Premier for nonpayment.  On March 9, 2009, we filed its Answer and Counterclaims for breach of contract, demanding payment in full for pat due amounts owed and ongoing charges, attorney’s fees and costs and for Declaratory Judgment asserting that we properly terminated the Agreement with Premier for breach of contract, nonpayment and as a result of other misconduct by Premier. As a result of recent discovery in the case, we have sought leave of Court to amend our Counterclaims to add additional causes of action. We believe the suit by Premier is frivolous and are vigorously contesting the claims of Premier. We also intend to vigorously pursue our affirmative claims against Premier.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about our unregistered sales of common stock during the six months ended June 30, 2009:

Class of Purchaser	Aggregate Number of Shares
Contractors (1)	724,938
Investors (2)	747,200
Directors (3)	1,133,725

(1)  The shares listed above were issued in return for services valued at $105,000.
(2)  The shares listed above were issued in return for cash totaling $40,000.
(3)  The shares listed above were issued as repayment of notes payable totaling approximately $57,000.

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

NEW MEXICO SOFTWARE, INC.

Date: August 12, 2009	By /s/ Richard F. Govatski
Richard F. Govatski, President

Date: August 12, 2009	By /s/ Teresa B. Dickey
Teresa B. Dickey, Treasurer (Principal Financial Officer)