Form 10-Q
period 2009-09-30
NEW MEXICO SOFTWARE, INC
filed 2009-11-13
CIK 1101865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of each of the issuer’s classes of common stock at November 10, 2009 was 130,554,124.

ITEM 1.                 FINANCIAL STATEMENTS

New Mexico Software, Inc.
Balance Sheet
(Rounded to the nearest thousand)
(UNAUDITED)

	September 30,	December 31,
	2009	2008
Assets

Current assets:
Cash and cash equivalents	$123,000	$68,000
Accounts receivable, net	646,000	363,000
Inventory	6,000	18,000
Prepaid expenses and other assets	39,000	5,000
Total current assets	814,000	454,000

Furniture, equipment and improvements, net	75,000	96,000
Security deposits	4,000	4,000

Total assets	$893,000	$554,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$631,000	$282,000
Accrued expenses	91,000	134,000
Customer deposits	21,000	20,000
Deferred revenue	8,000	28,000
Notes payable	40,000	58,000
Capital Lease	14,000	17,000
Total current liabilities	805,000	539,000

Long-term liabilities:
Capital lease - long-term portion	1,000	8,000
Total long-term liabilities	1,000	8,000

Total liabilities	806,000	547,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares
authorized, no shares issued and outstanding as of September 30, 2009	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 130,554,124 shares issued and outstanding
as of September 30, 2009	131,000	128,000
Paid-in capital	14,737,000	14,606,000
Subscriptions payable	21,000	21,000
Deferred compensation	(17,000)	(102,000)
Accumulated deficit	(14,785,000)	(14,646,000)
Total stockholders' equity	87,000	7,000

Total liabilities and stockholder's equity	$893,000	$554,000

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Condensed Consolidated Statements of Operations
(Rounded to the nearest thousand)
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue
Radiological services	$757,000	$336,000	$2,189,000	$357,000
Software usage fees	89,000	102,000	323,000	351,000
Software hosting and maintenance	53,000	74,000	169,000	206,000
Radiological QA services	4,000	-	8,000	-
Custom programming	5,000	5,000	9,000	16,000
Scanning services	-	-	21,000	-
Finance charges	4,000	-	17,000	-
Software sales and licenses	-	2,000	-	16,000
Hardware sales	-	1,000	-	11,000
Gross revenues	912,000	520,000	2,736,000	957,000

Cost of services	674,000	384,000	2,005,000	594,000

Gross Profit	238,000	136,000	731,000	363,000

Operating costs and expenses:
General and administrative	184,000	157,000	610,000	544,000
Legal expenses	81,000	6,000	157,000	35,000
Depreciation and amortization	8,000	8,000	25,000	26,000
Research and development	15,000	9,000	46,000	44,000
Total operating costs and expenses	288,000	180,000	838,000	649,000

Net operating income (loss)	(50,000)	(44,000)	(107,000)	(286,000)

Other income (expense):
Interest (expense)	(8,000)	(2,000)	(22,000)	(5,000)
Inventory revaluation	(6,000)	-	(10,000)	-
Total other income (expense)	(14,000)	(2,000)	(32,000)	(5,000)

Net income (loss)	$(64,000)	$(46,000)	$(139,000)	$(291,000)

Earnings per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and fully diluted	130,799,259	124,293,028	130,502,073	113,989,270

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Statements of Cash Flows
(Rounded to the nearest thousand)
(UNAUDITED)

	For the nine months ended
	September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(139,000)	$(291,000)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for salaries	-	30,000
Common stock issued for services	122,000	88,000
Inventory revaluation	12,000	-
Depreciation	25,000	26,000
Depreciation allocated to cost of services	6,000	6,000
Changes in operating assets and liabilities:
Accounts receivable	(283,000)	(183,000)
Inventory	-	(2,000)
Prepaid expenses and other assets	(34,000)	(6,000)
Accounts payable	349,000	168,000
Accrued expenses	(43,000)	62,000
Interest on customer deposits	1,000	-
Deferred revenue	(20,000)	(10,000)
Net cash used by operating activities	(4,000)	(112,000)

Cash flows from investing activities
Acquisition of fixed assets	(10,000)	(14,000)
Capital lease	-	-
Net cash used by investing activities	(10,000)	(14,000)

Cash flows from financing activities
Proceeds from notes payable	40,000	36,000
Repayment of note payable	(58,000)	-
Repayment of principle under capital lease	(10,000)	(4,000)
Net proceeds from the issuance of common stock	97,000	68,000
Net cash provided by financing activities	69,000	100,000

Net increase (decrease) in cash equivalents	55,000	(26,000)
Cash equivalents - beginning	68,000	59,000
Cash equivalents - ending	$123,000	$33,000

Supplemental disclosures:
Interest paid	$14,000	$1,000
Shares issued for exercise of warrants	$-	$10,000
Assets acquired under capital lease	$-	$34,000

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Revenue recognition:

During 2008 and the first three quarters of 2009, our revenues generally can be classified into three main categories: radiological services, software usage fees and software hosting and maintenance contracts. The Company also occasionally derives revenue from the sale of customized software, hardware sales associated with sales of our various software products, scanning services, software licenses that require us to provide production, customization or modification to our core software product and other services such as consulting, training and installation.  The Company recognizes revenue in accordance with ASC Topic 985 Software Revenue Recognition as amended.

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

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[1] Revenue recognition (continued):

Should the sale of software involve an arrangement with multiple elements (for example, the sale of a software license along with the sale of maintenance and support to be delivered over the contract period), the Company allocates revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. The Company defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount at the time of the delivery of the product or when all other revenue recognition criteria have been met. Fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals of maintenance contracts. Fair value of services, such as training or consulting, is based upon separate sales of these services to other customers.  The Company follows the guidance in ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with ASC 605-25.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At September 30, 2009 and September 30, 2008, there were no custom software development arrangements in progress.

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

The application of ASC 605, as amended, requires judgment, including a determination that collectibility is probable and the fee is fixed and determinable.

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

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[2] Cash and cash equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At September 30, 2009, the Company had no cash and cash equivalents that exceeded federally insured limits.

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

The Company also estimates an allowance for doubtful accounts, which amounted to $42,000 and $20,000 at September 30, 2009 and 2008, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, amounted to $2,000 and $1,000 for the nine months ended September 30, 2009 and 2008, respectively.

[4] Inventory:

Inventory, composed of component parts and finished goods, is valued at cost on a specific identity basis for those items with serial numbers.  The remainder of the inventory is valued at the lower of first-in-first-out (FIFO) cost or market.  On a quarterly basis, management compares the inventory on hand with our records to determine whether write-downs for excess or obsolete inventory are required. Inventory write-downs amounted to $11,000 and $0 for the nine months ended September 30, 2009 and 2008, respectively.

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

[6] Per share data:

The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock.  All potentially dilutive securities have been excluded from the computations since they would be antidilutive, however, these dilutive securities could potentially dilute earnings per share in the future. Options and warrants exercisable for 5,166,545 and 10,406,545 shares of common stock have been excluded from the diluted loss per share calculation for the nine months ended September 30, 2009 and 2008, respectively, because inclusion of such would be antidilutive.

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[7] Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $0 and $0 for the nine months ended September 30, 2009 and 2008, respectively.

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

[9] Stock-based compensation:

The Company adopted ASC Topic 505, Share-Based Payment, effective January 1, 2006. ASC 505 requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company provides newly issued shares to satisfy stock option exercises.  During the nine months ended September 30, 2009 and 2008, the Company had no expenses related to option grants to employees and directors.

[10] Software development:

The Company accounts for computer software development costs in accordance with ASC 985, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs. Technological feasibility is generally achieved upon satisfactory beta test results. Upon achieving technological feasibility, programming costs are capitalized and amortized over the economic useful live which is estimated to be two years. There were no capitalized software development costs as of September 30, 2009 and 2008.

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[11] New pronouncements :

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value,” which updates FASB ASC 820-10. The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

•	A valuation technique that uses a) the quoted price of an identical liability when traded as an asset, or b) quoted prices for similar liabilities or similar liabilities when traded as assets.

•
Another valuation technique that is consistent with the principles of FASB ASC 820, examples include an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

This standard is effective for financial statements issued for interim and annual periods beginning after August 2009. ASC 820 does not have an impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued ASC 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. FASB ASC 105 establishes a single source of authoritative, nongovernmental U.S. GAAP, except for rules and interpretive releases of the SEC. The effective date of ASC 105 is for interim and annual reporting periods ending after September 15, 2009. ASC 105 does not have an impact on the Company’s financial position or results of operations as it does not change authoritative guidance.

In May 2009, the FASB issued ASC 855, Subsequent Events. FASB ASC 855 provides guidance on the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The date through which any subsequent events have been evaluated and the basis for that date must be disclosed. FASB ASC 855 requires that the Company disclose the analysis of subsequent events through the date that its Financial Statements are issued. FASB ASC 855 also defines the circumstances under which an entity should recognize such events or transactions and the related disclosures of such events or transactions that occur after the balance sheet date. The effective date of FASB ASC 855 is the Company’s interim or annual financial periods ending after September 15, 2009.

In April 2009, the FASB issued ASC 825-10-65, Interim Disclosures about Fair Value of Financial Instruments, which expands the fair value disclosures for all financial instruments within the scope of FASB ASC 825-10-50 to interim reporting periods. The Company has adopted FASB ASC 825-10-65, and it is effective for interim reporting periods ending after June 15, 2009. ASC 825-10-65 does not have an impact on the Company’s financial position or results of operations as it focuses on additional disclosures.

In April 2009, the FASB issued ASC 820-10-65-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FASB ASC 820-10-65-4 is an amendment of FASB ASC 820-10, Fair Value Measurements. FASB ASC 820-10-65-4 applies to all assets and liabilities and provides guidance on measuring fair value when the volume and level of activity has significantly decreased and guidance on identifying transactions that are not orderly. FASB ASC 820-10-65-4 requires interim and annual disclosures of the

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[11] New pronouncements (continued):

inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, which occurred during the period. The Company has adopted FASB ASC 820-10-65-4, which is effective for interim and annual reporting periods ending after June 15, 2009. ASC 820-10-65-4 does not have a material impact on the Company’s financial position or results of operations.

NOTE C – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $14,785,000 since its inception and occasionally requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE D - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of September 30, 2009, consisted of the following:

Computers	$421,000
Furniture, fixtures and equipment	121,000
Automobiles	41,000
Leasehold improvements	20,000
603,000
Accumulated depreciation	(528,000)
$75,000

Depreciation expense for the nine months ended September 30, 2009 and 2008 was $25,000 and $26,000, respectively.

NOTE E – CAPITAL TRANSACTIONS

Common stock:

During the nine month period ended September 30, 2009, the Company effected the following stock transactions:

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

Warrants:

During the nine month period ended September 30, 2009, there were no warrants issued and none were exercised.

The following is a summary of warrants outstanding as of September 30, 2009:

Number of Warrants	Exercise Price	Expiration Date
771,545	$0.21	July 24, 2009
700,000	$0.15	June 29, 2011
1,471,545	$0.181 (average)

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE E – CAPITAL TRANSACTIONS (CONTINUED)

Stock options:

The Company adopted ASC 505, Share-Based Payment, effective January 1, 2006. ASC 505 requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant.  The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  Exercise prices and weighted-average contractual lives of stock options outstanding as of September 30, 2009, are as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.01-$0.049	12,500,000	7.11	$0.03	12,500,000	$0.03
$0.05-$0.30	1,955,000	2.95	$0.06	1,955,000	$0.06
$0.31-$0.50	100,000	1.50	$0.39	100,000	$0.39

Summary of Options Granted and Outstanding:

	For the nine months ended September 30,
	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	14,805,000	$0.04	15,835,000	$0.04
Granted	-	-	-	-
Cancelled	(250,000)	$0.09	(900,000)	$0.06
Exercised	-	-	-	-
Outstanding at end of period	14,555,000	$0.04	14,935,000	$0.04

NOTE F - MAJOR CUSTOMERS

During the nine-month period ended September 30, 2009, two customers accounted for 29% or approximately $803,000 of the Company's revenue.

As of September 30, 2009, balances due from four customers comprised 60% or approximately $420,000 of total accounts receivable.

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE G - REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on separate lines of business. New Mexico Software (NMS) derives revenues from the development and marketing proprietary internet technology-based software; Telerad Service (TRS) and Radiology QA (RQA) provide radiological services. Information related to the Company's reportable segments for the nine months ended September 30, 2009 and 2008 is as follows:

	2009			2008
	NMS	TRS/RQA	TOTAL	NMS	TRS/RQA	TOTAL
Revenue	$538,000	$2,198,000	$2,736,000	$599,000	$358,000	$957,000

Cost of services	204,000	1,801,000	2,005,000	268,000	326,000	594,000
General and administrative	362,000	405,000	767,000	499,000	80,000	579,000
Depreciation	21,000	4,000	25,000	26,000	0	26,000
Research and development	46,000	0	46,000	44,000	0	44,000

Operating income (loss)	$(95,000)	$(12,000)	$(107,000)	$(238,000)	$(48,000)	$(286,000)

Total assets	$254,000	$639,000	$893,000	$245,000	$242,000	$487,000

A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

	2009	2008
Segment's operating loss	$(107,000)	$(286,000)
Other income (expense)	(32,000)	(5,000)
Consolidated net loss	$(139,000)	$(291,000)

NOTE H – COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring on April 30, 2014.  The Company also leases one automobile which expires in June 2011, as well as computer equipment with lease expiration dates ranging from March 2010 to December 2010.  Future minimum lease payments as of September 30, 2009, are as follows:

Year	Amount
2009	$ 20,000
2010	$ 71,000
2011	$ 58,000
2012	$ 57,000
2013	$ 59,000
2014	$ 20,000

Rent expense for the nine months ended September 30, 2009 and 2008 amounted to $45,000 and $47,000, respectively.

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE H – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2007. The agreement allows for a one-year renewal option unless terminated by either party.  Base salary is $60,000 per annum with available additional cash compensation as defined in the agreement.  Compensation under this agreement of $45,000 is included in general and administrative expenses for the nine months ended September 30, 2009.  The non-competition agreement commences upon the termination of the employment agreement for a period of one year.   At September 30, 2009, there was a total of $0 in accrued payroll for this executive.

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

At the time suit was filed, we were making demand for payment of past due invoices and had given notice of termination of the Agreement with Premier for nonpayment.  On March 9, 2009, we filed our Answer and Counterclaims for breach of contract, demanding payment in full for past due amounts owed and ongoing charges, attorney’s fees and costs and for Declaratory Judgment asserting that we properly terminated the Agreement with Premier for breach of contract, nonpayment and as a result of other misconduct by Premier. As a result of recent discovery in the case, we have sought leave of Court to amend our Counterclaims to add additional causes of action, which leave was granted. We believe the suit by Premier is without merit and are vigorously contesting the claims of Premier. We also intend to vigorously pursue our affirmative claims against Premier. At this time summary judgment motions by both parties are pending and a bench trial is scheduled for April 5, 2010.

NOTE J – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was November 13, 2009.

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

Our medical division continues to provide significant growth opportunities for us.  Because of the potential opportunities in telemedicine as health care reform in America focuses on reducing health care costs, we are continuing to concentrate the majority of our marketing efforts in this area during the remainder of 2009 and into 2010.   We believe that we can continue to take advantage of the growth in the telemedicine market during the next few years to further expand our customer base and our revenues.

Through September 30, 2009, we have realized revenues from four primary sources:

1.	radiological services
2.	software usage fees
3.	software hosting and maintenance services
4.	scanning services

We also occasionally realize revenues from the sale of customized software, hardware sales associated with the sales of our software products, radiology quality assurance (QA) services and other services.

Telerad Service, our radiological services business, began operations in May 2008.  We continue to add new customers each quarter for this service.  At this time, we have 29 licensed radiologists available to read and report on radiological studies from customers in 38 states.  In addition, we are currently working to expand our revenues to include other services that are complementary to teleradiology, including online billing, electronic medical records and telecardiology.

For the last few years gross revenue has been our key indicator of operating progress.  During 2009, our teleradiology business has produced a consistent quarterly gross profit percentage of approximately 18%.  The teleradiology business accounts for approximately 80% of the company’s gross revenues during 2009.  As a result, the overall gross profit percentage of the company has stabilized to a range of 25-28% during 2009.  Our normal operating expenses (including depreciation, R&D and interest expense, but not including legal fees related to the legal proceedings described in Part II) generally range from $200,000 to $250,000 per quarter.  This stabilization of gross profit and operating expenses gives us a clear picture of the revenues and gross profits necessary to become profitable under normal operating circumstances.

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

Our software recognition policies are in accordance with the ASC Topic 985, Software Revenue Recognition as amended.  Revenue is recognized when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred, (c) the fee is fixed or determinable, and (d) collectibility is probable.  We follow the guidance in ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require us to provide significant production, customization or modification to our core software.  Revenue is generally recognized for such arrangements under the percentage of completion method.  Amounts collected prior to satisfying the above revenue recognition criteria are included in deferred revenue.

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

Software Development Costs

We account for software development costs in accordance with ASC Topic 985, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.  Product research and development expenses consist primarily of personnel, outside consulting and related expenses for development, and systems personnel and consultants and are charged to operations as incurred until technological feasibility is established.  The Company considers technological feasibility to be established when all planning, designing, coding and testing have been completed to design specifications.  After technological feasibility is established, costs are capitalized.  Historically, product development has been substantially completed with the establishment of technological feasibility and, accordingly, no costs have been capitalized.

See Note 2 to the Company’s Financial Statements for a full discussion of the Company’s critical accounting policies and estimates.

RESULTS OF OPERATIONS

Revenues:

Three months ended September 30,
2009	2008	Increase (Decrease)	Percent Inc (Dec)
$912,000	$520,000	$392,000	75.38%

Nine months ended September 30,
2009	2008	Increase (Decrease)	Percent Inc (Dec)
$2,736,000	$957,000	$1,779,000	185.89%

These changes are a result of the following factors:

1.  Radiological services:

Three months ended September 30,
2009	2008	Increase (Decrease)	Percent Inc (Dec)
$757,000	$336,000	$421,000	125.30%

Nine months ended September 30,
2009	2008	Increase (Decrease)	Percent Inc (Dec)
$2,189,000	$357,000	$1,832,000	513.17%

In May 2008, we began operating Telerad Service, our medical services business.  Telerad Service currently provides radiological services to hospitals, mobile and portable x-ray providers, prisons, urgent care facilities, and assisted living facilities.  During the second half of 2008 and early 2009 these revenues were growing rapidly while the business was in the startup phase.  Since the first quarter of 2009, the radiological services revenue has increased by 3.0 to 3.5% per quarter.  We believe this is a more realistic growth rate for this revenue category for the remainder of 2009 and into 2010.

2.  Software usage fees:

Three months ended September 30,
2009	2008	Increase (Decrease)	Percent Inc (Dec)
$89,000	$102,000	$(13,000)	(12.75)%

Nine months ended September 30,
2009	2008	Increase (Decrease)	Percent Inc (Dec)
$323,000	$351,000	$(28,000)	(7.98)%

The decrease in revenue from software usage fees is due to a combination of factors.  Although we have gained and lost several customers since the beginning of 2008, the net result was a decrease in end users by the end of the third quarter of 2009 as compared to the same period in 2008.  Approximately 226,000 reports were generated by our XR-EXpress customers during the first nine months of 2009, as compared to approximately 263,000 reports during the comparable period in 2008.  This decline is due to the decrease in end users mentioned above. We anticipate this revenue category to remain relatively flat for the remainder of 2009.

3.  Software hosting and maintenance:

Three months ended September 30,
2009	2008	Increase (Decrease)	Percent Inc (Dec)
$53,000	$74,000	$(21,000)	(28.38)%

Nine months ended September 30,
2009	2008	Increase (Decrease)	Percent Inc (Dec)
$169,000	$206,000	$(37,000)	(17.96)%

This decrease is mainly due to a net decrease in customers using our older customized software products since the beginning of 2008.  We have also experienced a slight decrease in both XR-EXpress and DFC3 customers during 2009.  Software maintenance consists mainly of hosting and managing our customers’ data on our systems, and to a lesser extent includes technical support programs associated with our products.

4.  Radiology quality assurance (QA) services:

Three months ended September 30,
2009	2008	Increase (Decrease)	Percent Inc (Dec)
$4,000	$0	$4,000	100.00%

Nine months ended September 30,
2009	2008	Increase (Decrease)	Percent Inc (Dec)
$8,000	$0	$8,000	100.00%

In May 2009, we began offering radiological QA services..  Radiology QA provides blind peer review radiological reads for enhanced quality assurance.   This business is still in the startup phase.  Therefore, we anticipate that revenues will increase during the remainder of 2009 and into 2010 as we add new customers.  However, although our current customers are pleased with this service, we are not aware of any competitor offering a similar service. This means that the market for this service is unclear, so we are not able to anticipate the growth rate of this service at this time.

5.  Scanning services:

Three months ended September 30,
2009	2008	Increase (Decrease)	Percent Inc (Dec)
$0	$0	$0	0%

Nine months ended September 30,
2009	2008	Increase (Decrease)	Percent Inc (Dec)
$21,000	$0	$21,000	100.00%

We had one major scanning project during the first half of 2009, and no scanning projects during 2008.  This project may continue during the second half of 2009 or early 2010.  Although we still offer scanning, we are not emphasizing this service, so we have no additional scanning projects at this time.

Cost of services:

Three months ended September 30,
2009	2008	Increase (Decrease)	Percent Inc (Dec)
$674,000	$384,000	$290,000	75.52%

Nine months ended September 30,
2009	2008	Increase (Decrease)	Percent Inc (Dec)
$2,005,000	$594,000	$1,411,000	237.54%

Cost of services consists primarily of radiologists’ fees, engineering salaries and compensation-related expenses, as well as professional liability insurance, engineering supplies, hardware purchases and connectivity costs.   During the first nine months of 2009, approximately 74%, or $1,494,000, of our cost of services consisted of radiological fees associated with Telerad Service, which began operations in May 2008.  These fees vary directly with sales of radiological services, although the percentage may vary slightly as the mix of radiological services changes among x-rays, ultrasounds, fluoroscopies and CT scans.  In comparison, prior to the addition of the radiology services, approximately 74% of our cost of sales consisted of salaries, contract services and other personnel-related expenses for our engineering and customer support staff, and these costs do not vary directly with sales.

General and administrative expenses:

Three months ended September 30,
2009	2008	Increase (Decrease)	Percent Inc (Dec)
$265,000	$163,000	$102,000	62.58%

Nine months ended September 30,
2009	2008	Increase (Decrease)	Percent Inc (Dec)
$767,000	$579,000	$188,000	32.47%

The increase in general and administrative expenses for the first nine months of 2009 as compared to the same period in 2008 was due to a combination of increased personnel-related expenses associated with Telerad Service (approximately $62,000) and increased legal expenses (approximately $147,000) related to the legal proceedings described in Part II.

Depreciation expense:

Three months ended September 30,
2009	2008	Increase (Decrease)	Percent Inc (Dec)
$8,000	$8,000	$0	0%

Nine months ended September 30,
2009	2008	Increase (Decrease)	Percent Inc (Dec)
$25,000	$26,000	$(1,000)	(3.85)%

The decrease in depreciation expense was primarily due to various items of computer equipment, furniture and leasehold improvements being fully depreciated since June 30, 2008.

Research and development costs:

Three months ended September 30,
2009	2008	Increase (Decrease)	Percent Inc (Dec)
$15,000	$9,000	$6,000	66.67%

Nine months ended September 30,
2009	2008	Increase (Decrease)	Percent Inc (Dec)
$46,000	$44,000	$2,000	4.55%

The increase during the third quarter of 2009 as compared to the third quarter of 2008 is primarily due to our work on developing a new viewer for the radiological services.  In general, over 90% of our research and development costs are directly associated with staffing.  In the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software that require modification.  Management anticipates that research and development costs in the future will focus both on the upgrading of our existing products and the continued development of new products using our core technology; therefore they will remain relatively steady or increase slightly during the coming year.

REPORTABLE SEGMENTS

In May 2008, we began operating Telerad Service (TRS) as a wholly-owned subsidiary of New Mexico Software (NMS).  In May 2009, we began operating Radiology QA (RQA) as a separate wholly-owned subsidiary of NMS.  In July 2009, we merged RQA into TRS.  Information about the Company’s reportable segments for the nine months ended September 30, 2009 is reflected in the following table:

	2009			2008
	NMS	TRS/RQA	TOTAL	NMS	TRS/RQA	TOTAL
Revenue	$538,000	$2,198,000	$2,736,000	$599,000	$358,000	$957,000

Cost of services	204,000	1,801,000	2,005,000	268,000	326,000	594,000
General and administrative	362,000	405,000	767,000	499,000	80,000	579,000
Depreciation	21,000	4,000	25,000	26,000	0	26,000
Research and development	46,000	0	46,000	44,000	0	44,000
Operating income (loss)	$(95,000)	$(12,000)	$(107,000)	$(238,000)	$(48,000)	$(286,000)

Total assets	$254,000	$639,000	$893,000	$245,000	$242,000	$487,000

A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

	2009	2008
Segment's operating loss	$(107,000)	$(286,000)
Other income (expense)	(32,000)	(5,000)
Consolidated net loss	$(139,000)	$(291,000)

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, cash and cash equivalents totaled $123,000, representing a $55,000 increase from December 31, 2008. The increase in available cash was due to the following factors during the nine months ended September 30, 2009:

Operating activities:

2009	2008	Inc (Dec) in available cash
used $(4,000)	used $(112,000)	$108,000

The increase in available cash from operations during the first nine months of 2009 as compared to the first nine months of 2008 was due to a combination of factors.  First, the decrease in net loss to $(139,000) from $(291,000) provided $152,000. Second, the change in accounts payable and accrued expenses provided $306,000 during 2009 as compared to $230,000 during the same period in 2008, an increase in available cash of $76,000.  Finally, the increase in accounts receivable during 2009 as a result of the new customers added for Telerad Service used $(283,000) as compared to $(183,000) during the same period in 2008, a decrease in available cash of $(100,000).

Investing activities:

2009	2008	Inc (Dec) in available cash
used $(10,000)	used $(14,000)	$4,000

During the first nine months of 2009, we purchased $10,000 of computer equipment to provide for the startup of Telerad Service, as compared to the purchase of $14,000 of computer equipment for increased storage capacity during early 2008.

Financing activities:

2009	2008	Inc (Dec) in available cash
provided $69,000	provided $100,000	$(31,000)

Stock purchases from investors increased $97,000 during the first nine months of 2009 as compared to $68,000 during the first nine months of 2008, providing an increase in available cash of $29,000 during 2009.  Since the majority of the proceeds were used to pay notes payable and computer leases of $68,000 in 2009, as compared to only $4,000 in 2008, the net result for this category at September 30, 2009 was a decrease in available cash of $(31,000).

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space, computer equipment and a vehicle.

At September 30, 2009, we had a working capital surplus of $9,000 as opposed to a working capital deficit of $85,000 at the beginning of the period, an increase of $94,000.  This increase is due to several factors, including and increased cash balance, increased accounts receivable balance, increased payables and accrued expenses balance, and decreased notes payable balance.   We have incurred operating losses and negative cash flows for the past two fiscal years that have been funded through the issuance of additional equity securities.  Our monthly recurring revenues increased from an average of $60,000 per month in early 2007 to over $300,000 per month during the first nine months of 2009, primarily due to the revenue from Telerad Service.  Although we anticipate meeting our operating cash flow needs entirely from the increased revenues, we may continue to sell equity securities and incur debt as needed to meet our operating needs during 2009.

We anticipate that our primary uses of cash in the next year will be for general operating purposes.  Our current operating cash requirements are approximately $4,000,000 per year.  This level of cash flow will allow us to maintain our current level of operations.  Any growth in our business which increases operating cash requirements will also generate increased revenues, which will provide the source of funds for the increased operations.  We expect the upward trend in recurring revenues to continue into 2010.   Although the growth rate of teleradiology services has slowed as we have passed out of the startup phase, we anticipate that our revenues will continue to grow as we expand into related services such as online billing, electronic medical records and telecardiology.

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

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T.                      CONTROLS AND PROCEDURES

307 – Disclosure controls and procedures:  As of September 30, 2009, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, such disclosure controls and procedures were not effective.

308T(b) – Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect this control.

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

At the time the suit was filed, we were making demand for payment of past due invoices and had given notice of termination of the Agreement with Premier for nonpayment.  On March 9, 2009, we filed our Answer and Counterclaims for breach of contract, demanding payment in full for past due amounts owed and ongoing charges, attorney’s fees and costs and for Declaratory Judgment asserting that we properly terminated the Agreement with Premier for breach of contract, nonpayment and as a result of other misconduct by Premier. As a result of recent discovery in the case, we have sought leave of Court to amend our Counterclaims to add additional causes of action, which leave was granted. We believe the suit by Premier is without merit and are vigorously contesting the claims of Premier. We also intend to vigorously pursue our affirmative claims against Premier. At this time summary judgment motions by both parties are pending and a bench trial is scheduled for April 5, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about our unregistered sales of common stock during the nine months ended September 30, 2009:

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

NEW MEXICO SOFTWARE, INC.

Date: November 13, 2009	By /s/ Richard F. Govatski
Richard F. Govatski, President

Date: November 13, 2009	By /s/ Teresa B. Dickey
Teresa B. Dickey, Treasurer (Principal
Financial Officer)