Form 10-K
period 2009-12-31
NEW MEXICO SOFTWARE, INC
filed 2010-03-30
CIK 1101865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON DECEMBER 31, 2009 WAS: $5,099,324

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK AT MARCH 23, 2010 WAS: 134,192,738.

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

Telerad Service, Inc.:  Telerad Service is our wholly-owned subsidiary that provides medical diagnostic services.  We currently have 29 doctors on contract, licensed in 48 states, providing reads for x-rays, ultrasounds and MRIs for customers in 38 states.  We operate 24 hours per day, 7 days per week, 365 days per year, providing high-quality reports with exceptional turn-around times and customer service.  In early 2009 we began providing our quality assurance program, providing peer review reads on x-rays, ultrasounds and MRIs.  In early 2010 we will begin providing telecardiology services.

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

All of our products are accessed via the Internet.  This means that the customer needs only a PC with browser capability to be able to use our products.  No additional expensive equipment, software or tech support is required, and training is accomplished smoothly and quickly.  The customer’s data is available 24 hours per day, so that the customer can work according to his or her own schedule with productivity available around the clock.  The data is completely secure and HIPAA-compliant as a result of our extensive backup procedures.  Additionally, documents and images can be viewed from or distributed anywhere in the world at any time.

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

Telemedicine can potentially contribute to providing safe, effective services while reducing costs in a wide variety of medical applications, such as avoiding unnecessary patient transports, providing support for hospital overflows, providing increased services in remote or rural areas, decreasing the length of some patient stays, provide increased home management of chronic diseases, and increase access to specialized services.  Digital diagnostics systems in particular have demonstrated significantly improved image quality over the last few years, while at the same time being available at reduced costs.  By providing enhanced diagnostic capabilities with quick turn-around times, telemedicine can potentially increase patient safety and reduce costs.  Telemedicine can be useful in such diverse environments as rural areas, nursing and assisted living facilities, corrections facilities, battlefields, and could possibly include maritime and aviation applications.

Because of the potential opportunities in telemedicine in general and teleradiology in particular as health care reform is pursued in the country, we will continue to focus the majority of our marketing efforts in these areas during the coming year.   We believe that we can continue to take advantage of the growth in the telemedicine market in general and the teleradiology market in particular during the next few years to further expand our customer base and our revenues.

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

o
Continue to expand the products and services we offer.  For example, we have recently introduced a dispatch module to summarize orders and dispatch mobile x-ray units for our XR-EXpress product, and we will soon introduce an accounting and billing module, as well as the ability to transmit specialized medical images and other high resolution digital information.  We have implemented a quality assurance program including peer review for Telerad Service, and we began operating our telecardiology service during the first quarter of 2010. Our XR-EXpress product can be offered for remote consultation via videophones.  These applications are programs facilitating the instant delivery of certain data, with multiple uses in the medical and security industries.

o	Continue to offer exceptionally prompt and thorough customer service.

Competition

Other, better-financed companies may be developing similar products that could compete with our products.  Such competition could have a material adverse effect on our business, financial condition, performance and prospects.  While the Internet technology marketplace is extremely competitive, we believe we have a first-to-market advantage with our particular combination of products.  In addition, although the current market for telemedicine and teleradiology is growing rapidly, they are also exceptionally competitive.  Other highly capitalized companies that have recognized the potentials of digital image management products and telemedicine could overwhelm our advantage with expensive and expansive media blitzes that create the perception of a dominant market presence and/or superior products.  If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations, and financial condition will be materially and adversely affected.  The risk factor inherent in the use of Open Source software development tools is the fact that a sophisticated competitor might be able to imitate our work and produce similar functionality.  Any such imitation, should it occur, could have material adverse effects on our business, financial condition, performance and prospects.

Marketing and Customers

During the last three years we have concentrated on expanding our customer base for recurring revenues for software hosting and usage fees.  During this time, our most effective marketing tool has been customer referrals and direct sales.  During 2010, we plan to continue this approach, along with targeted trade shows and occasional direct marketing to potential XR-Express and Telerad Service customers, to further build our customer base and to sustain our progress in growing our revenues.  Overall, we anticipate that our customer base will continue to broaden in the next year, particularly for Telerad Service, giving more stability, steady growth, and predictability to our revenues.

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

New Mexico Software has been granted FDA approval for its XR-Express product and therefore we operate within the guidelines set forth by the FDA.

Employees

As of February 28, 2010, we had 17 full-time and two part-time staff, including four in systems engineering and quality assurance; nine in customer support; and six in administration.  We also have 29 radiologists on contract for Telerad Service.

Item 1A.  Risk Factors

A small number of customers represent a large amount of our revenues and the loss of such customers will result in a significant decrease in revenues and threaten our ongoing operations.

During the year ended December 31, 2009, three customers accounted for 48% of our revenue.  During the year ended December 31, 2008, three customers accounted for 44% of our revenues.  The loss of such customers would result in a significant decrease in our revenues.  Such decrease will negatively impact our growth and threaten our ongoing operations.

A small number of customers represent a large amount of our accounts receivable and the failure to collect those balances will result in a significant decrease in cash flow and threaten our ongoing operations.

As of December 31, 2009, balances due from four customers comprised 67% of total accounts receivable.  Failure to collect these balances would result in a significant decrease in our working cash flow.  Such decrease will negatively impact our growth and threaten our ongoing operations.

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

We have oral agreements with a few of our long-term major customers rather than written contracts.  As a result, these agreements may be terminated at any time, and therefore they provide little guaranty of future revenues.  During 2009, these revenues account for approximately 3.5% of total revenues.  In addition, if these customers fail to perform their obligations under these agreements, it could have a material negative impact on our future cash flows, and there is little likelihood that we would be able to recover any unpaid receivables from these customers without significant effort and legal costs.

Our ability to grow our medical division in order to achieve profitability depends on our ability to contract with qualified radiologists and cardiologists.  Inability to locate and attract licensed and qualified providers, or the loss of those under contract, could have a material negative impact on our future growth and profitability.

The current market for highly qualified radiologists is competitive, and the number of available radiologists could potentially decrease in the coming years.  If we are unable to locate and attract licensed and qualified radiologists and cardiologists, we could have difficulty growing, or maintaining our medical services business, which would negatively impact our revenues and operations, as well as reducing our opportunities for becoming profitable.

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

ITEM 2.  DESCRIPTION OF PROPERTY

We currently lease a 3,000 square foot facility in Albuquerque, New Mexico, at a cost of approximately $4,820 per month.  The lease expires on April 30, 2014.  The facility houses our administrative, marketing and engineering offices, and provides adequate room for expansion.  It also contains an advanced telephone system which will provide the capability needed to provide adequate customer telephone support.  We house our servers in a separate facility downstairs from ours, at a cost of approximately $1,700 per month on a month-to-month basis.  The two locations are networked together by fiber optics.  In this facility we have access to a large power generator, which enables our servers to continue operating during power outages.

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

At the time suit was filed, we were making demand for payment of past due invoices and had given notice of termination of the Agreement with Premier for nonpayment.  On March 9, 2009, we filed our Answer and Counterclaims for breach of contract, demanding payment in full for past due amounts owed and ongoing charges, attorney’s fees and costs and for Declaratory Judgment asserting that we properly terminated the Agreement with Premier for breach of contract, nonpayment and as a result of other misconduct by Premier. As a result of recent discovery in the case, we have sought leave of Court to amend our Counterclaims to add additional causes of action, which leave was granted. We believe the suit by Premier is without merit and are vigorously contesting the claims of Premier. We also intend to vigorously pursue our affirmative claims against Premier. At this time summary judgment motions by both parties are pending and a bench trial is scheduled in July of 2010.

ITEM 4.  (Removed and Reserved)

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

	Quarter	High	Low
FISCAL YEAR ENDED	First	$0.038	$0.020
DECEMBER 31, 2008	Second	$0.028	$0.013
	Third	$0.019	$0.011
	Fourth	$0.065	$0.018

FISCAL YEAR ENDED	First	$0.084	$0.052
DECEMBER 31, 2009	Second	$0.076	$0.045
	Third	$0.070	$0.040
	Fourth	$0.049	$0.033

FISCAL YEAR ENDED	First	$0.040	$0.030
DECEMBER 31, 2010

Recent Sales of Unregistered Securities

The following table sets forth information about our unregistered sales of common stock during the year ended December, 2009:

Class of Purchaser	Aggregate Number of Shares	Consideration
Directors (2 persons)	3,000,000	$90,000
Employees (1 person)	150,000	$6,000
Contractors (3 persons)	232,203	$12,000
Stock purchases (2 persons)	747,200	$39,000
Contract radiologists (1 person)	256,411	$10,000

Shares issued to our directors were for the exercise of options.  Shares issued to our employees were issued as bonuses.  Shares issued to contractors were in payment of services.  Shares issued to purchasers were in exchange for cash.  Shares issued to our contract radiologist were payment for additional services.

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

No shares were issued in 2009 pursuant to stock issuance plans and related registration statements on Form S-8.

Shareholders

As of March 23, 2010, there were 362 holders of record of our common shares.

Dividends

We did not declare any cash dividends on our common stock during the year ended December 31, 2009.  We have no plans to pay any dividends to the holders of our common stock in 2010.

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

Our medical division continues to provide significant growth opportunities for us.  Because of the potential opportunities in telemedicine as health care reform in America focuses on reducing health care costs, we are continuing to concentrate the majority of our marketing efforts in this area during 2010.   We believe that we can continue to take advantage of the growth in the telemedicine market during the next few years to further expand our customer base and our revenues.

Through December 31, 2009, we have realized revenues from five primary sources:

1.	radiological services
2.	software usage fees
3.	software hosting and maintenance services
4.	radiology quality assurance services
5.	scanning services

We also occasionally realize revenues from the sale of customized software, hardware sales associated with the sales of our software products and other services.

Telerad Service, our radiological services business, began operations in May 2008.  We continue to add new customers each quarter for this service.  At this time, we have 29 licensed radiologists available to read and report on radiological studies from customers in 38 states.  In addition, we are currently working to expand our revenues to include other services that are complementary to teleradiology, including online billing, electronic medical records and telecardiology.  Our telecardiology service will begin operations during the first quarter of 2010, providing EKG and electrocardiogram readings.

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

RESULTS OF OPERATIONS

Revenues:

For the Year Ended December 31,
2009	2008	Increase (Decrease)	Percent Inc (Dec)
$3,660,000	$1,636,000	$2,024,000	123.7%

These changes are a result of the following factors:

1.  Radiological services:

For the Year Ended December 31,
2009	2008	Increase (Decrease)	Percent Inc (Dec)
$2,979,000	$864,000	$2,115,000	244.8%

Our radiological services business began generating revenue in June, 2008.  Since beginning operations, we have added several new customers per month.  During 2009 we provided almost 235,000 radiologist reports on combined reads of x-rays, CT scans and ultrasounds as compared to almost 61,000 reports during 2008.

2.  Software usage fees:

For the Year Ended December 31,
2009	2008	Increase (Decrease)	Percent Inc (Dec)
$414,000	$457,000	$(43,000)	(9.4)%

This decrease is the result of a net decrease in XR-Express users during 2009.  Approximately 284,000 reports were generated during 2009 by XR-Express users, as compared to approximately 335,000 reports during 2008.  Although we are still adding new XR-EXpress customers, the rate of growth has slowed significantly during 2009.  We expect these revenues to remain stable or even decline slightly during 2010, as we continue to focus on growing the medical division.

3.  Software hosting and maintenance:

For the Year Ended December 31,
2009	2008	Increase (Decrease)	Percent Inc (Dec)
$224,000	$275,000	$(51,000)	(18.5)%

This decrease is a result of our increased focus on our medical division and our decreased focus on our older enterprise-level software applications that were developed prior to DFC3 and XR-EXpress.  As a result, we have lost several customers that were using these older enterprise systems, while almost all of our new customers are using our medical software (we charge usage fees for the medical software, rather than hosting fees).  Software maintenance consists mainly of hosting and managing our customers’ data on our systems, and to a lesser extent includes technical support programs associated with our products.   We expect revenues in this category to remain stable or decrease slightly during the coming year, as we continue to focus our efforts on building our medical division.

4.  Software sales and licenses:

For the Year Ended December 31,
2009	2008	Increase (Decrease)	Percent Inc (Dec)
$0	$17,000	$(17,000)	(100)%

The decrease in software sales and license revenue is entirely due to our focus on building recurring revenues through services rather than relying on intermittent sales of software.  At this time, we do not anticipate any software sales in 2010.

5.  Quality assurance revenue:

For the Year Ended December 31,
2009	2008	Increase (Decrease)	Percent Inc (Dec)
$13,000	$0	$13,000	100%

In May 2009, we began offering radiological quality assurances services.  Radiology QA provides blind peer review radiological reads for enhanced quality assurance.   This business is still in the startup phase.  We anticipate growth in this revenue category next year, as we will be expanding this service beginning in early 2010.  However, although our current customers are pleased with this service, we are not aware of any competitor offering a similar service. This means that the market for this service is unclear, so we are not able to anticipate the growth rate of this service at this time.

7.  Custom programming, hardware, scanning and other revenues:

	For the Year Ended December 31,
	2009	2008	Increase (Decrease)	Percent Inc (Dec)
Custom programming	$9,000	$16,000	$(7,000)	(43.8)%
Hardware sales	$0	$7,000	$(7,000)	(100)%
Scanning services	$23,000	$0	$23,000	100%

•
The decrease in custom programming revenue during 2009 is due to the continuing decrease in the number of custom programming projects.  Since we have reduced our focus on sales of enterprise-level systems requiring substantial customization, the number of custom programming projects requested by customers has been inconsistent.  Although we continue to offer programming services for customer database integration, and for other projects for our existing customers, we expect revenues in this category to remain low during 2010.

•
All hardware sales were associated with sales of our XR-EXpress and DFC3 software.  We are no longer offering our jal camera units for sale to our XR-EXpress customers, and we are no longer focusing on growing the DFC3 division.  As a result, we expect this category to remain low during the coming year.

•
We had one major scanning project in 2009 that was a continuation of a project from 2006, and no scanning projects during 2008.  Although we still offer scanning, we are not emphasizing this service, so we do not anticipate any major projects in the future.

Cost of services:

For the Year Ended December 31,
2009	2008	Increase (Decrease)	Percent Inc (Dec)
$2,713,000	$1,173,000	$1,540,000	131.3%

Approximately 75% of the cost of services for the year ended December 31, 2009 is related to Telerad Service.  These costs consist of radiologist fees, management fees, professional credentialing and professional liability insurance. These costs are directly related to revenues.  As a result, these costs have increased as the teleradiology revenues have increased during 2009.

General and administrative expenses:

	For the Year Ended December 31,
	2009	2008	Increase (Decrease)	Percent Inc (Dec)
Legal expenses	$184,000	$55,000	$129,000	234.5%
Other G&A expenses	$774,000	$756,000	$18,000	2.4%

We have been successful in our efforts to keep our general and administrative expenses relatively stable even while we have expanded our medical division.  The increase in legal expenses is due to the legal proceedings described in Part I, Item 3 above.

Research and development costs:

For the Year Ended December 31,
2009	2008	Increase (Decrease)	Percent Inc (Dec)
$62,000	$50,000	$12,000	24.0%

This increase is due to engineering time spent on improving our radiology technology to continue growing our medical division.

During 2009, over 90% of our research and development costs were directly associated with staffing.  In the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software that require modification.  Management anticipates that research and development costs in the future will focus both on the upgrading of our existing products and the continued development of new products using our core technology; therefore they will remain relatively steady during the coming year.

Depreciation and bad debt expense:

	For the Year Ended December 31,
	2009	2008	Increase (Decrease)	Percent Inc (Dec)
Depreciation expense	$32,000	$34,000	$(2,000)	(5.9)%
Bad debt expense	$20,000	$47,000	$(27,000)	(57.4)%

The decrease in depreciation expense is due to a combination of changes in several fixed asset categories:  depreciation of furniture and fixtures decreased by approximately $4,000 due to assets being fully depreciated; depreciation of computer equipment increased by approximately $5,000 due to the lease of new computer equipment during 2008.  The decrease in bad debt expense is due primarily to the initial establishment of an allowance for doubtful accounts for Telerad during 2008 (approximately $20,000).

Other income (expense):

	For the Year Ended December 31,
	2009	2008	Increase (Decrease)	Percent Inc (Dec)
Interest income	$22,000	$0	$22,000	100%
Interest expense	$33,000	$6,000	$27,000	450%
Inventory obsolescence	$16,000	$0	$16,000	100%

•	The increase in interest income is primarily related to charges on the customer account associated with the legal proceedings described in Part I, Item 3 above.
•	The increase in interest expense is related to past-due obligations resulting from cash flow shortages during 2009.
•
Inventory obsolescence results from the write-down of inventory to reflect the loss of market value, as well as the fact that we are no longer offering hardware items for sale to our XR-Express and DFC3 customers.

REPORTABLE SEGMENTS

In May 2008, we began operating Telerad Service (TRS) as a wholly-owned subsidiary of New Mexico Software (NMS).  In May 2009, we began operating Radiology QA (RQA) as a separate wholly-owned subsidiary of NMS.  In July 2009, we merged RQA into TRS.  Information about the Company’s reportable segments for the year ended December 31, 2009 is reflected in the following table:

	2009			2008
	NMS	TRS/RQA	TOTAL	NMS	TRS/RQA	TOTAL
Revenue	$668,000	$2,992,000	$3,660,000	$772,000	$864,000	1,636,000

Cost of services	263,000	2,450,000	2,713,000	369,000	804,000	1,173,000
General and administrative	425,000	533,000	958,000	754,000	57,000	579,000
Depreciation	27,000	5,000	32,000	33,000	1,000	34,000
Research and development	62,000	0	62,000	50,000	0	50,000
Bad debt expense	2,000	18,000	20,000	26,000	21,000	47,000
Operating income (loss)	$(111,000)	$(14,000)	$(125,000)	$(460,000)	$(19,000)	$(479,000)

Total assets	$259,000	$688,000	$947,000	$219,000	$335,000	$554,000

A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

	2009	2008
Segment's operating loss	$(125,000)	$(479,000)
Other income (expense)	(27,000)	(6,000)
Consolidated net loss	$(152,000)	$(485,000)

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, cash and cash equivalents totaled $111,000, representing a $43,000 increase from the beginning of the period.  The increase in available cash was due to a combination of several factors during the year:

Operating activities:

For the Year Ended December 31,
2009	2008	Inc (Dec) in available cash
used $ 61,000	used $ 94,000	$ 33,000

The increase in available cash from operations during 2009 as compared to 2008 is mainly due to a combination of the following factors:
•	a $68,000 decrease in available cash due to a reduction in stock and options issued for salaries and services during 2009
•
a $38,000 decrease in available cash due to an increase in prepaid expenses during 2009 (primarily due to the addition of new TRS customers and prepaid professional liability insurance premiums for TRS)

•	a $49,000 decrease in available cash due to the net decrease in accounts payable and accrued expenses during 2009

•
a $139,000 decrease in available cash due to the increase in accounts receivable during 2009 (primarily from the customer involved in the legal proceedings described in Part I, Item 3 above and from the addition of new TRS customers during 2009)

•	offset by a $333,000 increase in available cash due to the reduction in net loss for 2009 as compared to 2008.

Investing activities:

For the Year Ended December 31,
2009	2008	Inc (Dec) in available cash
used $ 10,000	used $ 15,000	$ 5,000

During the startup of Telerad Services in 2008, we leased $15,000 of computer equipment as compared to leasing and purchasing $10,000 of computer equipment during 2009.

Financing activities:

For the Year Ended December 31,
2009	2008	Inc (Dec) in available cash
provided $ 114,000	provided $ 118,000	$ (4,000)

We received $86,000 in return for notes payable during 2008, of which $28,000 was repaid with stock during 2008 and $58,000 was repaid with stock during 2009 (these shares were approved by the Board of Directors in 2008; they were therefore included in the Annual Report on Form 10-K for the year ended December 31, 2008).  We also received $39,000 in return for stock purchases and $90,000 in return for the exercise of options during 2009.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space.

At December 31, 2009 we had a working capital surplus of $140,000 as opposed to a working capital deficit of $85,000 at the end of 2008.  During 2009, we experienced an increase in accounts receivable of $373,000 as a result of new TRS customers and from the customer involved in the lawsuit described in Part I, Item 3 above, offset by an increase in accounts payable of $373,000 as a result of new fees owed for radiological services provided to the new TRS customers.  We have incurred operating losses and negative cash flows for the past two fiscal years that have been funded through the issuance of additional equity securities.  Our monthly recurring revenues increased from an average of $60,000 per month in early 2007 to approximately $300,000 per month during the fourth quarter of 2009, primarily due to the revenue from Telerad Service.  However, the margins from the Telerad Service operations are still quite low while we are in the growth phase of the operation, so we continue to experience some cash flow shortages.  We may continue to sell equity securities and incur debt as needed to meet our operating needs during 2010.

We anticipate that our primary uses of cash in the next year will be for general operating purposes.  With the addition of Telerad Service, our operating cash requirements for the next twelve months will be in the range of $4,000,000 to $5,000,000.  This level of cash flow will allow us to maintain our current level of operations.  Our goal for 2010 remains to become profitable by the end of the year.  We expect the upward trend in recurring revenues to continue in 2010 with the addition of our quality assurance and telecardiology programs, although it is not possible to predict the rate of increase until these new products have been established in the market for a reasonable period of time.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of New Mexico Software, Inc.

We have audited the accompanying balance sheet of New Mexico Software, Inc. as of December 31, 2009, and the related statement of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Mexico Software, Inc.  as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company is dependent on raising capital to fund operations.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Beckstead and Watts, LLP
Henderson, NV
March 29, 2010

New Mexico Software, Inc.
Consolidated Balance Sheets
(Rounded to the nearest thousand)

	December 31,	December 31,
	2009	2008
Assets

Current assets:
Cash and equivalents	$111,000	$68,000
Accounts receivable, net	736,000	363,000
Inventory	-	18,000
Prepaid expenses and other assets	46,000	5,000
Total current assets	893,000	454,000

Furniture, equipment and improvements, net	65,000	96,000
Security deposits	4,000	4,000

Total Assets	$962,000	$554,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$655,000	$282,000
Accrued expenses	50,000	134,000
Customer deposits	21,000	20,000
Deferred revenue	17,000	28,000
Notes payable	-	58,000
Capital lease	10,000	17,000
Total current liabilities	753,000	539,000

Long-term liabilities
Capital lease - long-term portion	-	8,000
Total long-term liabilities	-	8,000

Total liabilities	753,000	547,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized,
0 shares issued and outstanding as of 12/31/09	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 134,192,738 shares issued and outstanding
as of 12/31/09	134,000	128,000
Paid-in capital	14,852,000	14,606,000
Subscriptions payable	21,000	21,000
Deferred compensation	-	(102,000)
Accumulated deficit	(14,798,000)	(14,646,000)
Total stockholders' equity	209,000	7,000

Total Liabilities and Stockholders' Equity	$962,000	$554,000

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Consolidated Statements of Operations
(Rounded to the nearest thousand)

	For the year ended
	December 31,
	2009	2008

Revenues
Radiological services	$2,979,000	$864,000
Software usage fees	414,000	457,000
Software hosting and maintenance	222,000	275,000
Quality assurance services	13,000	-
Software sales and licenses	-	17,000
Custom programming	9,000	16,000
Hardware sales	-	7,000
Scanning services	23,000	-
Gross revenues	3,660,000	1,636,000

Cost of services	2,713,000	1,173,000

Gross profit	947,000	463,000

Operating costs and expenses:
General and administrative	774,000	756,000
Legal fees	184,000	55,000
Depreciation and amortization	32,000	34,000
Research and development	62,000	50,000
Bad debt	20,000	47,000
Total operating costs and expenses	1,072,000	942,000

Net operating loss	(125,000)	(479,000)

Other income (expense):
Interest expense	(33,000)	(6,000)
Interest income	22,000	-
Inventory obsolescence	(16,000)
Total other income (expense)	(27,000)	(6,000)

Net loss	$(152,000)	$(485,000)

Loss per share - basic	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding - basic	130,595,893	99,287,638

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Consolidated Statements of Cash Flows
(Rounded to the nearest thousand)

	For the year ended
	December 31,
	2009	2008
Cash flows from operating activities
Net loss	$(152,000)	$(485,000)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for salaries	-	69,000
Common stock issued for services	167,000	166,000
Common stock issued for interest	-	-
Stock options issued for salaries	-	-
Stock options issued for services	-	-
Stock options issued for compensation	-	-
Depreciation and amortization	32,000	34,000
Depreciation and amortization allocated to cost of goods sold	9,000	8,000
Changes in operating assets and liabilities:
Accounts receivable	(373,000)	(234,000)
Inventory	18,000	4,000
Prepaid expenses and other assets	(41,000)	(3,000)
Accounts payable	373,000	248,000
Customer deposits	1,000	20,000
Accrued expenses	(84,000)	90,000
Deferred revenue	(11,000)	(11,000)
Net cash provided (used) by operating activities	(61,000)	(94,000)

Cash flows from investing activities
Acquisition of fixed assets	(10,000)	(15,000)
Net cash used by investing activities	(10,000)	(15,000)

Cash flows from financing activities
Repayment of note payable	-	-
Proceeds from note payable	-	86,000
Repayment of principal under capital lease	(15,000)	(8,000)
Subscriptions payable	-	-
Net proceeds from the issuance of common stock	129,000	40,000
Net cash provided by financing activities	114,000	118,000

Net increase (decrease) in cash equivalents	43,000	9,000
Cash equivalents - beginning	68,000	59,000
Cash equivalents - ending	$111,000	$68,000

Supplemental disclosures:
Interest paid	$26,000	$1,000

Shares issued for exercise of warrants	$-	$10,000

Shares issued for exercise of options	$90,000	$-

Assets acquired under capital lease	$-	$34,000

Stock issued for settlement of note	$-	$28,000

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(Rounded to the nearest thousand)

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Payable	(Deficit)	Equity (Deficit)

Balance, December 31, 2007	-	$-	106,770,480	$107,000	$14,212,000	$-	$31,000	$(14,161,000)	$189,000

Issuance of common stock
for salaries	-	-	2,846,286	3,000	66,000	-	-	-	69,000

Issuance of common stock
for services	-	-	3,941,494	4,000	94,000	-	-	-	98,000

Issuance of common stock
for services to be rendered	-	-	10,000,000	10,000	160,000	(170,000)			-

Issuance of common stock
for cash	-	-	2,352,942	2,000	38,000	-	-	-	40,000

Issuance of common stock
for settlement of note			1,647,059	2,000	26,000				28,000

Issuance of common stock
for exercise of warrants	-	-	390,000	-	10,000	-	(10,000)	-	-

Conversion of note payable to
subscriptions payable	-	-	-	-	-	-	-	-	-

Compensation earned	-	-	-	-	-	68,000	-	-	68,000

Net (loss)
For the year ended
December 31, 2008	-	-	-	-	-	-	-	(485,000)	(485,000)

Balance, December 31, 2008	-	$-	127,948,261	$128,000	$14,606,000	$(102,000)	$21,000	$(14,646,000)	$7,000

Issuance of common stock
for services			638,614	1,000	64,000				65,000

Issuance of common stock
for cash	-	-	1,880,925	2,000	95,000	-	-	-	97,000

Issuance of common stock
for exercise of options			3,000,000	3,000	87,000				90,000

Compensation earned	-	-	-	-	-	102,000	-	-	102,000

Net (loss)
For the year ended
December 31, 2009	-	-	-	-	-	-	-	(152,000)	(152,000)

Balance, December 31, 2009	-	$-	133,467,800	$134,000	$14,852,000	$-	$21,000	$(14,798,000)	$209,000

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

[2] Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $14,798,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Revenue recognition:

The Company’s revenues are generally classified into five main categories: the sale of software licenses to end users, software hosting and maintenance contracts, software licenses that require us to provide production, customization or modification to our core software product, XR-EXpress customer usage fees, and hardware sales associated with sales of our various software products. The Company also derives revenue from scanning services and other services such as consulting, training and installation.  The Company recognizes revenue in accordance with Statement of Position ASC Topic 985 Software Revenue Recognition as amended.

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

Should the sale of software involve an arrangement with multiple elements (for example, the sale of a software license along with the sale of maintenance and support to be delivered over the contract period), the Company allocates revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. The Company defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount at the time of the delivery of the product or when all other revenue recognition criteria have been met. Fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals of maintenance contracts. Fair value of services, such as training or consulting, is based upon separate sales of these services to other customers.  The Company follows the guidance in ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with ASC 605-25.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At December 31, 2009 and December 31, 2008, there were no custom software development arrangements in progress.

New Mexico Software, Inc.
Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[1] Revenue recognition (continued):

The Company follows the guidance in FASB ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with FASB ASC Topic 450.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At December 31, 2009 and December 31, 2008, there were no custom software development arrangements in progress.

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

[2] Cash and cash equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At December 31, 2009, the Company did not have cash and equivalents that exceeded federally insured limits.

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

New Mexico Software, Inc.
Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[3] Trade accounts receivable (continued):

The Company also estimates an allowance for doubtful accounts, which amounted to $47,000 and $32,000 at December 31, 2009 and 2008, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, for the years ended December 31, 2009 and 2008 totaled $20,000 and $47,000, respectively.

[4] Inventory:

Inventory, which is composed of component parts and finished goods, is valued at cost on a specific identity basis for those items with serial numbers.  The remainder of the inventory is valued at the lower of first-in-first-out (FIFO) cost or market.  On a quarterly basis, management compares the inventory on hand with our records to determine whether write-downs for excess or obsolete inventory are required.  Write-downs of $16,000 and $0 for obsolete inventory are included in expenses for 2009 and 2008, respectively.

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

[7] Per share data:

The basic per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock.  All potentially dilutive securities have been excluded from the computations since they would be antidilutive, however, these dilutive securities could potentially dilute earnings per share in the future. Options and warrants exercisable for 5,100,795 and 3,576,545 shares of common stock have been excluded from the diluted loss per share calculation for the years ended December 31, 2009 and 2008, respectively, because inclusion of such would be antidilutive.

[8] Research and development expenses:

Costs of research and development activities are expensed as incurred.

New Mexico Software, Inc.
Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[9] Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $0 and $0 for the years ended December 31, 2009 and 2008, respectively.

[10] Presentation of financial statements:

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

[12] Stock-based compensation:

The Company adopted ASC Topic 505, Share-Based Payment, effective January 1, 2006. ASC 505 requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company provides newly issued shares to satisfy stock option exercises.  There were 0 and 0 option awards granted to employees and directors in the years ended December 31, 2009 and 2008, respectively.  During the year ended December 31, 2009, the Company recorded $68,000 in expense related to option grants to employees and directors in 2007.

[13] Software development:

The Company accounts for computer software development costs in accordance with ASC 985, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs. Technological feasibility is generally achieved upon satisfactory beta test results. Upon achieving technological feasibility, programming costs are capitalized and amortized over the economic useful life which is estimated to be two years. There were no capitalized software development costs as of December 31, 2009 and 2008.

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

New Mexico Software, Inc.
Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[15] Recent pronouncements (continued):

In April 2009, the FASB issued ASC 820-10-65-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FASB ASC 820-10-65-4 is an amendment of FASB ASC 820-10, Fair Value Measurements. FASB ASC 820-10-65-4 applies to all assets and liabilities and provides guidance on measuring fair value when the volume and level of activity has significantly decreased and guidance on identifying transactions that are not orderly. FASB ASC 820-10-65-4 requires interim and annual disclosures of theinputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, which occurred during the period. The Company has adopted FASB ASC 820-10-65-4, which is effective for interim and annual reporting periods ending after June 15, 2009. ASC 820-10-65-4 does not have a material impact on the Company’s financial position or results of operations.

[16] Subsequent events:

The Company has evaluated subsequent events through March 30, 2010, the date it filed its report on Form 10-K for the year ended December 31, 2010 with the SEC.

NOTE C - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of December 31, 2009 and 2008 consisted of the following:

	2009	2008
Computers	$421,000	$411,000
Furniture, fixtures and equipment	121,000	121,000
Automobiles	41,000	41,000
Leasehold improvements	20,000	20,000
	603,000	593,000
Accumulated depreciation	(538,000)	(497,000)
	$65,000	$96,000

Depreciation expense for the years ended December 31, 2009 and 2008 was $32,000 and $34,000, respectively.

NOTE D – STOCKHOLDERS’ EQUITY

Common stock:

During the year ended December 31, 2009, the Company effected the following stock transactions:

The Company issued a total of 638,614 shares of the Company’s $0.001 par value common stock to outside contractors in exchange for services rendered valued at $65,000.

The Company issued a total of 1,880,925 shares of the Company’s $0.001 par value common stock in exchange for cash of $97,000.

The Company issued a total of 3,000,000 shares of the Company’s $0.001 par value common stock related to the exercise of options valued at $90,000.

NOTE D – STOCKHOLDERS’ EQUITY (CONTINUED)

Treasury stock:

The Company effected no treasury stock transactions during the year ended December 31, 2009.

Warrants:

During the year ended December 31, 2009, there were no warrants issued or exercised.

The following is a summary of warrants outstanding as of December 31, 2009:

Number of Warrants	Exercise Price	Expiration Date
700,000	$0.15	June 29, 2011
700,000	$0.15(average)

All warrants outstanding as of December 31, 2009 are exercisable.

Stock options:

Stock options employees and directors – During the years ended December 31, 2009 and 2008, the Company made no grants of stock options to employees or directors.

Stock options non-employees and directors – During the years ended December 31, 2009 and 2008, the Company made no grants of stock options for services.

Exercise prices and weighted-average contractual lives of stock options outstanding as of December 31, 2009 are as follows:

Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable
$0.01-$0.04	12,500,000	6.86	$0.03	12,500,000
$0.05-$0.30	1,889,250	2.79	$0.06	1,889,250
$0.31-$0.50	100,000	1.25	$0.39	100,000

New Mexico Software, Inc.
Notes to Consolidated Financial Statements

NOTE D – STOCKHOLDERS’EQUITY (CONTINUED)

Summary of Options Granted and Outstanding:

	For the Years Ended December 31,
	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	14,805,000	$0.04	15,835,000	$0.04
Granted	0	$0.00	0	$0.00
Cancelled	(315,750)	$0.08	(1,030,000)	$0.06
Exercised	0	$0.00	0	$0.00
Outstanding at end of year	14,489,250	$0.04	14,805,000	$0.04

During the year ended December 31, 2009, no options were granted.

NOTE E - INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of December 31, 2009, the Company had net operating loss carryforwards of approximately $11,427,000, which expire in varying amounts between 2017 and 2028. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward.

At December 31, 2008 and 2007, the Company had a federal operating loss carry forward of $11,427,000 and $11,348,000, respectively.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2009	2008
Deferred tax assets:
Net operating loss carry forward	$4,660,000	$4,728,000
Stock based compensation	65,000	94,000

Total deferred tax assets	4,725,000	4,670,400
Less: Valuation Allowance	(4,725,000)	(4,670,400)

Net Deferred Tax Assets	$--	$--

New Mexico Software, Inc.
Notes to Consolidated Financial Statements

NOTE E - INCOME TAXES (CONTINUED)

The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $4,725,000 and $4,670,400, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would be realized as of December 31, 2009 and 2008.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2009	2008

Federal statutory tax rate	(25.0)%	(35.0)%
State taxes, net of federal tax benefit	(5.0)%	(5.0)%
Permanent difference and other	30.0%	40.0%

Effective tax rate	0%	0%

NOTE F - MAJOR CUSTOMERS

During the year ended December 31, 2009, three customers accounted for 48% of the Company's revenue.  During the year ended December 31, 2008, three customers accounted for 44% of the Company's revenue.

As of December 31, 2009, balances due from four customers comprised 67% of total accounts receivable.

NOTE G - REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on separate lines of business. New Mexico Software (NMS) derives revenues from the development and marketing proprietary internet technology-based software and Telerad Service (TRS) provides radiological services. Information related to the Company's reportable segments for 2009 is as follows:

	NMS	TRS	TOTAL
Revenue	$668,000	$2,992,000	$3,660,000

Cost of services	263,000	2,450,000	2,713,000
General and administrative	425,000	533,000	958,000
Depreciation	27,000	5,000	32,000
Research and development	62,000	-	62,000
Bad Debt	2,000	18,000	20,000

Operating income (loss)	$(111,000)	$(14,000)	$(125,000)

Total assets	$259,000	$688,000	$947,000

New Mexico Software, Inc.
Notes to Consolidated Financial Statements

NOTE G - REPORTABLE SEGMENTS (CONTINUED)

A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

Segment’s operating loss	$	(125,000)
Other income (expense)		(27,000)
Consolidated net loss	$	(152,000)

NOTE H – COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring on April 30, 2014.  The Company also leases one automobile.  Future minimum lease payments as of December 31, 2009 are as follows:

Year	Amount
2010	71,000
2011	58,000
2012	57,000
2013	59,000
2014	20,000

Rent expense for the years ended December 31, 2009 and 2008 amounted to $61,000 and $64,000, respectively.

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2007. The agreement allows for a one-year renewal option unless terminated by either party.  Base salary for the year ended December 31, 2009 is $60,000 per annum with available additional cash compensation as defined in the agreement.  Compensation under this agreement of $60,000 is included in general and administrative expenses for the year ended December 31, 2009.  The non-competition agreement commences upon the termination of the employment agreement for a period of one year.   As of December 31, 2009, there was a total of $0 in accrued payroll for this executive.

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

New Mexico Software, Inc.
Notes to Consolidated Financial Statements

NOTE I – LEGAL PROCEEDINGS (CONTINUED)

At the time suit was filed, we were making demand for payment of past due invoices and had given notice of termination of the Agreement with Premier for nonpayment.  On March 9, 2009, we filed our Answer and Counterclaims for breach of contract, demanding payment in full for past due amounts owed and ongoing charges, attorney’s fees and costs and for Declaratory Judgment asserting that we properly terminated the Agreement with Premier for breach of contract, nonpayment and as a result of other misconduct by Premier. As a result of recent discovery in the case, we have sought leave of Court to amend our Counterclaims to add additional causes of action, which leave was granted. We believe the suit by Premier is without merit and are vigorously contesting the claims of Premier. We also intend to vigorously pursue our affirmative claims against Premier. At this time summary judgment motions by both parties are pending and a bench trial is scheduled in July of 2010.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two most recent fiscal years, there have been no disagreements with Beckstead & Watts, LLP, our independent auditor for the year ended December 31, 2009, or with De Joya Griffith & Company, LLC, our independent auditor for the year ended December 31, 2008, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.  CONTROLS AND PROCEDURES

307 – Disclosure controls and procedures:  As of December 31, 2009, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.  Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, such disclosure controls and procedures were not effective.

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

308T(a)(3) – Evaluation of our internal control over financial reporting: Pursuant to Rule 15d–15 of the Exchange Act, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009.   Based on this evaluation, our management, with the participation of our principal executive and principal financial officers, concluded that our internal control over financial reporting was not effective as of December 31, 2009.  Management has identified the following material weakness in our internal control over financial reporting:

	We do not have adequate personnel and other resources to assure that significant and complex transactions are timely analyzed and reviewed.

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


Our limited financial resources restrict our employment of adequate personnel needed and desirable to separate the various receiving, recording, reviewing and oversight functions for the exercise of effective control over financial reporting.


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

308T(b) – Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position	Director Since
Richard F. Govatski	65	Chairman, President and Chief Executive Officer	1999
Teresa B. Dickey	66	Director, Secretary & Treasurer	2002
John E. Handley	48	Director	2003
Frank A. Reidy	68	Director	2005

We do not have a separately designated audit committee.  However, our outside directors, John Handley and Frank Reidy, both qualify as “audit committee financial experts” because of their education and experience in business and accounting.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table.  The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2009, 2008 and 2007:

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation we paid to our President and Chief Executive Officer.  We did not pay any other executive officer more than $100,000 in the last three fiscal years.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Options Awards	Total ($)
Richard F. Govatski	2009	$60,000	$0	$17,000	$0	$77,000
President and Chief Executive Officer	2008	$60,000	$1,000	$17,000	$0	$78,000
	2007	$60,000	$14,000	$63,000	$22,000	$159,000

The following table sets forth certain information regarding stock options exercised during fiscal 2009 and held as of December 31, 2009, by Mr. Govatski.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUES

Name	Shares acquired on exercise	Value realized	Number of securities underlying unexercised options at fiscal year-end Exercisable/Unexercisable	Value of unexercised in-the-money options at fiscal year-end (1) Exercisable/Unexercisable
Richard F. Govatski	-0-	N/A	3,500,000/0	$21,000/$0 (2)

(1) Value is based on the closing sale price of the Common Stock on December 31, 2009, the last trading day of fiscal 2009 ($0.038), less the applicable option exercise price.
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

We do not have an employment agreement with Ms. Dickey

Compensation of Directors

Name	Shares Awards	2009 Total
Teresa B. Dickey	$17,000	$17,000
John Handley	$17,000	$17,000
Frank Reidy	$17,000	$17,000

Directors are permitted to receive fixed fees and other compensation for their services to the company.  The Board of Directors has the authority to fix the compensation of directors.  During the year ended December 31, 2008, the Board awarded 1,000,000 shares of the Company’s common stock to each Director for services performed during the fiscal year ended December 31, 2009.

Stock Option and Stock Issuance Plans

Plan	Year	Options Outstanding and Exercisable (#)	Option Expiration Date
Stock Incentive Plan	2005	500,000	March 2, 2015
Stock Incentive Plan	2006	12,000,000	October 17, 2016
Stock Incentive Plan	2007	0
Stock Incentive Plan	2008	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information about the stock ownership by (i) each director and executive officer; and (ii) directors and executive officers as a group.  We do not know of any other person who owns more than five percent of our common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)		Percent of Class (1)
Common stock	Richard F. Govatski	19,664,043	(2)	14.65%
	Teresa B. Dickey	4,875,510	(3)	3.63%
	John Handley	6,449,445	(4)	4.81%
	Frank Reidy	9,963,530	(5)	7.42%
	Executive Officers and Directors as a Group (4 Persons)	40,952,528		30.52%

(1) All of the persons are believed to have sole voting and investment power over the shares of common stock listed or share voting and investment power with his or her spouse, except as otherwise provided.  Percentage is based on 134,192,738 shares outstanding as of March 8, 2010.  Percentage includes amounts which the listed beneficial owner has the right to acquire within sixty days.
(2) This number of shares includes options to purchase 3,500,000 shares.  These options have vested and are currently exercisable. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Govatski.
(3) This number of shares includes options to purchase 3,000,000 shares.  These options have vested and are currently exercisable. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Ms. Dickey.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We did not enter into any transactions with our directors and executive officers in 2009 and none are proposed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth amounts we have been billed with respect to 2009 and 2008 for certain services provided by our independent accountant.

Service	2009	2008
Audit	$29,000	$29,000
Review of unaudited financial statements	$7,000	$13,000
Audit-related fees	none	none
Tax compliance, tax advice and tax planning	$2,000	$2,000
All other services	none	none

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

New Mexico Software, Inc.

Date: March 30, 2010	/s/ Richard F. Govatski
Richard F. Govatski
President, Chief Executive Officer and Chairman of the
Board of Directors

Date: March 30, 2010	/s/ Teresa B. Dickey
Teresa B. Dickey, Director, Secretary, Treasurer and
Principal Financial Officer

Date: March 30, 2010	/s/ John Handley
John E. Handley, Director

Date: March 30, 2010	/s/ Frank A. Reidy
Frank A. Reidy, Director