Form 10-K/A
period 2009-12-31
NEW MEXICO SOFTWARE, INC
filed 2010-04-29
CIK 1101865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2009, initially filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2010 (the “Original Filing”) is being amended for the purpose of adding the Report of Independent Registered Public Accounting Firm regarding the audited financials of New Mexico Software, Inc. as of December 31, 2008 which had been omitted in the Original Filing. Additionally, a change was made to the financial table under Item 14.

Except as described above, this Form 10-K/A does not revise or in any way affect any information or disclosures contained in the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We did not enter into any transactions with our directors and executive officers in 2009 and none are proposed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth amounts we have been billed with respect to 2009 and 2008 for certain services provided by our independent accountant.

Service	2009	2008
Audit	$29,000	$29,000
Review of unaudited financial statements	$7,000	$13,000
Audit-related fees	none	none
Tax compliance, tax advice and tax planning	none	$2,000
All other services	none	none

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

New Mexico Software, Inc.

Date: April 27, 2010	/s/ Richard F. Govatski
Richard F. Govatski
President, Chief Executive Officer and Chairman of the
Board of Directors

Date: April 27, 2010	/s/ Teresa B. Dickey
Teresa B. Dickey, Director, Secretary, Treasurer and
Principal Financial Officer

Date: April 27, 2010	/s/ John Handley
John E. Handley, Director

Date: April 27, 2010	/s/ Frank A. Reidy
Frank A. Reidy, Director