Form 10-Q
period 2010-03-31
NEW MEXICO SOFTWARE, INC
filed 2010-05-13
CIK 1101865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
YES [ ] NO [X]

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

The number of shares outstanding of each of the issuer’s classes of common stock at May 10, 2010 was 135,049,880.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
New Mexico Software, Inc.
Consolidated Balance Sheets
(Rounded to the nearest thousand)

	March 31,	December 31,
	2010	2009
Assets		(Audited)

Current assets:
Cash and equivalents	$112,000	$111,000
Accounts receivable, net	789,000	736,000
Prepaid expenses and other assets	22,000	46,000
Total current assets	923,000	893,000

Furniture, equipment and improvements, net	59,000	65,000
Security deposits	4,000	4,000

Total Assets	$986,000	$962,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$681,000	$655,000
Accrued expenses	45,000	50,000
Customer deposits	21,000	21,000
Deferred revenue	7,000	17,000
Capital lease	6,000	10,000
Total current liabilities	760,000	753,000

Total liabilities	760,000	753,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized,
0 shares issued and outstanding as of 3/31/10	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 134,192,738 shares issued and outstanding
as of 3/31/10	134,000	134,000
Paid-in capital	14,852,000	14,852,000
Subscriptions payable	38,000	21,000
Accumulated deficit	(14,798,000)	(14,798,000)
Total stockholders' equity	226,000	209,000

Total Liabilities and Stockholders' Equity	$986,000	$962,000

The accompanying notes are an integral part of these financial statements

New Mexico Software, Inc.
Consolidated Statements of Operations
(Rounded to the nearest thousand)

	For the three months ended
	March 31,
	2010	2009

Revenues
Radiological services	$753,000	$708,000
Software usage fees	99,000	122,000
Software hosting and maintenance	49,000	62,000
Software sales and licenses	2,000	-
Custom programming	-	3,000
Scanning services	-	20,000
Gross revenues	903,000	915,000

Cost of services	669,000	656,000

Gross profit	234,000	259,000

Operating costs and expenses:
General and administrative	159,000	227,000
Legal fees	57,000	23,000
Depreciation and amortization	6,000	9,000
Research and development	13,000	15,000
Total operating costs and expenses	235,000	274,000

Net operating loss	(1,000)	(15,000)

Other income (expense):
Interest income	6,000	10,000
Interest expense	(5,000)	(7,000)
Total other income (expense)	1,000	3,000

Net loss	$-	$(12,000)

Loss per share - basic	$-	$(0.00)

Weighted average number of common
shares outstanding - basic	134,303,849	128,741,869

The accompanying notes are an integral part of these financial statements

New Mexico Software, Inc.
Consolidated Statements of Cash Flows
(Rounded to the nearest thousand)

	For the three months ended
	March 31,
	2010	2009
Cash flows from operating activities
Net loss	$-	$(12,000)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	-	34,000
Depreciation and amortization	6,000	9,000
Depreciation and amortization allocated to cost of goods sold	2,000	2,000
Changes in operating assets and liabilities:
Accounts receivable	(53,000)	(154,000)
Prepaid expenses and other assets	24,000	-
Accounts payable	26,000	133,000
Accrued expenses	(5,000)	23,000
Deferred revenue	(10,000)	(15,000)
Net cash provided (used) by operating activities	(10,000)	20,000

Cash flows from investing activities
Acquisition of fixed assets	(2,000)	-
Capital lease	-	(5,000)
Net cash used by investing activities	(2,000)	(5,000)

Cash flows from financing activities
Repayment of principal under capital lease	(4,000)	(5,000)
Subscriptions payable	17,000	25,000
Net cash provided by financing activities	13,000	20,000

Net increase in cash equivalents	1,000	35,000
Cash equivalents - beginning	111,000	68,000
Cash equivalents - ending	$112,000	$103,000

Supplemental disclosures:
Interest paid	$1,000	$1,000

Notes payable converted to shares	$-	$57,000

The accompanying notes are an integral part of these financial statements

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto included in the Company's Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Revenue recognition:

The Company’s revenues are generally classified into four main categories: radiological services, software usage fees, software hosting and maintenance, and fees for customization or modification to our core software product. The Company also occasionally derives revenue from hardware sales associated with sales of our various software products, scanning services and other services such as consulting, training and installation.  The Company recognizes revenue in accordance with Statement of Position ASC Topic 985 Software Revenue Recognition as amended.

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

[2] Cash and cash equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At March 31, 2010, the Company had no cash and cash equivalents that exceeded federally insured limits.

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

The Company also estimates an allowance for doubtful accounts, which amounted to $47,000 and $30,000 at March 31, 2010 and 2009, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, amounted to $0 and $0 for the quarters ended March 31, 2010 and 2009, respectively.

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

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[5] Per share data:

The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock.  All potentially dilutive securities have been excluded from the computations since they would be antidilutive, however, these dilutive securities could potentially dilute earnings per share in the future. Options and warrants exercisable for 5,100,795 and 2,561,545 shares of common stock have been excluded from the diluted loss per share calculation for the years ended March 31, 2010 and 2009, respectively, because inclusion of such would be antidilutive.

[6] Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $0 and $0 for the quarters ended March 31, 2010 and 2009, respectively.

[7] Use of estimates:

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

[8] Stock-based compensation:

The Company adopted ASC Topic 505, Share-Based Payment, effective January 1, 2006. ASC 505 requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company provides newly issued shares to satisfy stock option exercises.  There were 0 and 0 option awards granted to employees and directors in the quarters ended March 31, 2010 and 2009, respectively.  During the quarters ended March 31, 2010 and 2009, the Company did not have expenses related to option grants to employees and directors.

[9] Software development:

The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs. Technological feasibility is generally achieved upon satisfactory beta test results. Upon achieving technological feasibility, programming costs are capitalized and amortized over the economic useful live which is estimated to be two years. There were no capitalized software development costs as of March 31, 2010 and 2009.

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

[10] Recent pronouncements:

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively. Early application is permitted.  The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-16 (ASU 2010-16), -Casinos (Topic 924): Accruals for Casino Jackpot Liabilities-a consensus of the FASB Emerging Issues Task.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  The amendments should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption.  The Company does not expect the provisions of ASU 2010-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-15 (ASU 2010-15), Financial Services-Insurance (Topic 944): How Investments held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments-a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  Early adoption is permitted.  The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption.  The Company does not expect the provisions of ASU 2010-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-14 (ASU 2010-14), Accounting for Extractive Activities – Oil & Gas - Amendments to Paragraph 932-10-S99-1 (SEC Update).  The Amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in . The Company does not expect the provisions of ASU 2010-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

[10] Recent pronouncements (continued):

ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-12 (ASU 2010-12), Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.  After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-10 (ASU 2010-10), Consolidation (Topic 810): Amendments for Certain Investment Funds.  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for Interim periods within that first reporting period. Early application is not permitted.  The Company does not expect the provisions of ASU 2010-10 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  This amendment addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4).  All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  The Company does not expect the provisions of ASU 2010-09 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics.  This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815.  The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments.  The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required.  The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption.  The [10]

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

[10] Recent pronouncements (continued):

Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-07 (ASU 2010-07), Not-for-Profit Entities (Topic 958): Not-for-Profit Entities: Mergers and Acquisitions.  This amendment to Topic 958 has occurred as a result of the issuance of FAS 164.  The Company does not expect the provisions of ASU 2010-07 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation – Stock Compensation (Topic 718).  This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics—Technical Corrections to SEC Paragraphs.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.  This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments.  This is effective for annual reporting periods ending on or after December 31, 2009.  However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

[10] Recent pronouncements (continued):

160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE C - GOING CONCERN

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

NOTE D - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of March 31, 2010, consisted of the following:

	2010	2009
Computers	422,000	421,000
Furniture, fixtures and equipment	122,000	122,000
Automobiles	41,000	41,000
Leasehold improvements	20,000	20,000
	605,000	604,000
Accumulated depreciation	(546,000)	(509,000)
	$59,000	$95,000

Depreciation expense for the three months ended March 31, 2010 and 2009 was $6,000 and $9,000, respectively.

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE E – CAPITAL TRANSACTIONS

Common stock:

During the three month period ended March 31, 2010, the Company effected no stock transactions:

Warrants:

During the three month period ended March 31, 2010, there were no warrants issued and none were exercised.

The following is a summary of warrants outstanding as of March 31, 2010:

Number of Warrants	Exercise Price	Expiration Date
700,000	$0.15	June 29, 2011
700,000	$0.15

All warrants outstanding as of March 31, 2010 are exercisable.

Stock options:

Stock options employees and directors – During the quarters ended March 31, 2010 and 2009, the Company made no grants of stock options to employees or directors.

Stock options non-employees and directors – During the quarters ended March 31, 2010 and 2009, the Company made no grants of stock options for services.

Exercise prices and weighted-average contractual lives of stock options outstanding as of March 31, 2010, are as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.01-$0.049	12,500,000	6.6	$0.03	12,500,000	$0.03
$0.05-$0.30	1,834,250	2.5	$0.06	1,834,250	$0.06
$0.31-$0.50	100,000	1.0	$0.39	100,000	$0.39

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE E – CAPITAL TRANSACTIONS (CONTINUED)

Summary of Options Granted and Outstanding:

	For the three months ended March 31,
	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	14,489,250	$0.04	14,805,000	$0.04
Granted	-	-	-	-
Cancelled	(55,000)	-	-	-
Exercised	-	-	-	-
Outstanding at end of period	14,434,250	$0.04	14,805,000	$0.04

NOTE F - MAJOR CUSTOMERS

During the three month period ended March 31, 2010, three customers accounted for 56% or approximately $506,000 of the Company's revenue.

As of March 31, 2010, balances due from four customers comprised 66% or approximately $555,000 of total accounts receivable.

NOTE G - REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on separate lines of business. New Mexico Software (NMS) derives revenues from the development and marketing proprietary internet technology-based software and Telerad Service (TRS) provides radiological services. Information related to the Company's reportable segments for the quarter ended March 31, 2010 is as follows:

	NMS	TRS	TOTAL
Revenue	$150,000	$753,000	$903,000

Cost of services	58,000	611,000	669,000
General and administrative	99,000	117,000	216,000
Depreciation	5,000	1,000	6,000
Research and development	13,000	-	13,000

Operating income (loss)	$(25,000)	$24,000	$(1,000)

Total assets	$306,000	$680,000	$986,000

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE G - REPORTABLE SEGMENTS (CONTINUED)

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

Segment’s operating loss	$(1,000)
Other income (expense)	1,000
Consolidated net loss	$0

NOTE H – COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring on April 30, 2014.  The Company is currently finalizing the negotiations for a five-year extension of the lease.   The Company also leases one automobile which expires in June 2011, as well as computer equipment with lease expiration dates ranging from March 2010 to December 2010.  Future minimum lease payments as of March 31, 2010, are as follows:

Year	Amount
2010	51,000
2011	58,000
2012	57,000
2013	59,000
2014	20,000

Rent expense for the three months ended March 31, 2010 and 2009 amounted to $14,000 and $16,000, respectively.

NOTE I – LEGAL PROCEEDINGS

On February 18, 2009, Premier Medical Enterprise Solutions, Inc. filed a complaint in the Federal District Court in Albuquerque against the Company and its chief executive officer.  Premier has been a customer of the XR-EXpress application.  The complaint alleges among other things breaches of (i) fiduciary duty, (ii) covenant of good faith and fair dealing and (iii) contract, along with claims of conversion and tortuous interference and seeks an accounting.  The suit seeks compensatory, punitive and exemplary damages in excess of $75,000, together with injunctive relief against unfair competition and attorney’s fees. The case is Premier Medical Enterprise Solutions, Inc. v. New Mexico Software, Inc. and Richard Govatski, Case No.  Civ – 09 – 165.

At the time suit was filed, the Company was making demand for payment of past due invoices and had given notice of termination of the verbal agreement with Premier for nonpayment.  On March 9, 2009, the Company filed its Answer and Counterclaims for breach of contract, demanding payment in full for past due amounts owed and ongoing charges, attorney’s fees and costs and for Declaratory Judgment asserting that the Company properly terminated the Agreement with Premier for breach of contract, nonpayment and as a result of other misconduct by Premier. As a result of recent discovery in the case, the Company has sought leave of Court to amend its Counterclaims to add additional causes of action, which leave was granted. The Company believes the suit by Premier is without merit and is vigorously contesting the claims of Premier. The Company also intends to vigorously pursue its affirmative claims against Premier. At this time summary judgment motions by both parties and motion for default by Premier are pending and a bench trial is scheduled in November of 2010.

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE J – COMMITMENTS AND CONTINGENCIES

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2007. The agreement allows for a one-year renewal option unless terminated by either party.  Base salary is $60,000 per annum with available additional cash compensation as defined in the agreement.  Compensation under this agreement of $15,000 is included in general and administrative expenses for the quarter ended March 31, 2010.  The non-competition agreement commences upon the termination of the employment agreement for a period of one year.   At March 31, 2010, there was a total of $0 in accrued payroll for this executive.

NOTE K - SUBSEQUENT EVENTS

In March 2010, the Board of Directors approved the issuance of shares of the Companys $0.001 par value common stock to two doctors in return for their services in the amount of $20,000 and to one vendor as payment for his services in the amount of $10,000.

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

Our medical division continues to provide significant growth opportunities for us.  Because of the potential opportunities in telemedicine, including teleradiology, telecardiology, video and nuclear medicine, as health care reform is pursued in the country, we will be focusing the majority of our marketing efforts in these areas during 2010.   We believe that we can continue to take advantage of the growth in the telemedicine market during the next few years to further expand our customer base and our revenues.

Through March 31, 2010, we have realized revenues from four primary sources:

1.	radiological services
2.	software usage fees
3.	software hosting and maintenance services
4.	custom programming services

We also occasionally realize revenues from the sale of customized software, hardware sales associated with the sales of our software products, scanning services and from other services.  During the second quarter of 2010, we will be adding Telemed Video, providing video services for remote diagnosis, and the Remote Dicom to Dicom Server, providing communication between dissimilar PACS systems within organizations.

Telerad Service began operations in May 2008 as a radiological services business.  We continue to add new customers each quarter for this service.  At this time, we have 29 licensed radiologists available to read and report on radiological studies from customers in 38 states.  However, we are currently expanding our business to include other services that are complementary to teleradiology, including online billing, electronic medical records and telecardiology.  Our telecardiology service began operations during the first quarter of 2010, providing EKG and electrocardiogram readings by licensed cardiologists.

For the last few years gross revenue has been our key indicator of operating progress.  However, now that the teleradiology business has been operating for some months, we are beginning to pay attention to our gross profit percentage.  During 2009, our teleradiology business produced a consistent quarterly gross profit percentage of 18%, and during the first quarter of 2010, it increased to 19%.  The teleradiology business accounts for approximately 80% of the company’s gross revenues.  As a result, the overall gross profit percentage of the company was 26% during the year ended 2009, and remained at 26% for the first quarter of 2010.  Our normal operating expenses (including depreciation, R&D and interest expense, but not including legal fees related to the legal proceedings described in Part II, Item 1 below) continue to range from $200,000 to $250,000 per quarter.  This stabilization of gross profit and operating expenses gives us a clear picture of the revenues and gross profits necessary to become profitable under normal operating circumstances.

During the three month period ended March 31, 2010, three customers accounted for 56% or approximately $506,000 of the Company's revenue.

As of March 31, 2010, balances due from four customers comprised 66% or approximately $555,000 of total accounts receivable.

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

RESULTS OF OPERATIONS

Revenues:

For the Quarter Ended March 31,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$903,000	$915,000	$(12,000)	(1.3)%

These changes are a result of the following factors:

1.  Radiological services:

For the Quarter Ended March 31,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$753,000	$708,000	$45,000	6.4%

The increase in radiological services is due to the addition of new customers during the quarter.  During the first quarter of 2010 we provided over 59,000 radiologist reports on combined reads of x-rays, CT scans and ultrasounds as compared to approximately the same number of reports during the first quarter of 2009.

2.  Software usage fees:

For the Quarter Ended March 31,

2009	2009	Increase (Decrease)	Percent Inc (Dec)
$99,000	$122,000	$(23,000)	(18.9)%

This decrease is the result of a net decrease in XR-Express users during the first quarter of 2010.  Approximately 64,000 reports were generated during the first quarter of 2010 by XR-Express users, as compared to approximately 87,000 reports during the first quarter of 2009.  The primary reason for the reduction in reports was the loss of business from the customer involved in the legal proceedings described in Part II, Item 1 below.  Although we still occasionally add new XR-EXpress customers, the rate of growth slowed significantly during 2009.   During the second quarter of 2010, we will begin marketing our XR-EXpress services directly to hospitals to augment our current customer base, which consists mainly mobile radiology businesses.  As a result, we anticipate an increase in software usage fees beginning in the second half of 2010.

3.  Software hosting and maintenance:

For the Quarter Ended March 31,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$49,000	$62,000	$(13,000)	(21.0)%

This decrease is a result of our increased focus on our medical division and our decreased focus on our older enterprise-level software applications that were developed prior to DFC3 and XR-EXpress.  As a result, we have lost several customers that were using these older enterprise systems, while almost all of our new customers are using our medical software (we charge usage fees for the medical software, rather than hosting fees).  Software maintenance consists mainly of hosting and managing our customers’ data on our systems, and to a lesser extent includes technical support programs associated with our products.   We expect revenues in this category to continue to decrease during 2010, as we continue to focus our efforts on growing our medical division.

4.  Software sales and licenses:

For the Quarter Ended March 31,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$2,000	$0	$2,000	100.0%

The increase in software sales and license revenue is the result of a recurring license fee for one customer.  At this time, we do not anticipate any software sales during 2010.

5.  Custom programming and scanning revenues:

For the Quarter Ended March 31,

	2010	2009	Increase (Decrease)	Percent Inc (Dec)
Custom programming	$0	$3,000	$(3,000)	(100.0)%
Scanning services	$0	$20,000	$(20,000)	(100.0)%

•
The decrease in custom programming revenue during the first quarter of 2010 is due to the continuing decrease in the number of custom programming projects.  Since we have reduced our focus on sales of enterprise-level systems requiring substantial customization, the number of custom programming projects requested by customers has been inconsistent.  Although we continue to offer programming services for customer database integration, and for other projects for our existing customers, we expect revenues in this category to remain low during 2010.

•
We had one major scanning project in 2009 that was a continuation of a project from 2006, and no scanning projects during the first quarter of 2010.  Although we still offer scanning, we are not emphasizing this service, so we do not anticipate any major projects in the future.

Cost of services:

For the Quarter Ended March 31,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$669,000	$656,000	$13,000	2.0%

Approximately 90% of the cost of services for the quarter ended March 31, 2010 is related to Telerad Service.  These costs consist of radiologist fees, management fees, professional credentialing and professional liability insurance. These costs are directly related to revenues; as a result, they have increased as the teleradiology revenues have increased during the first quarter of 2010.

General and administrative expenses:

For the Quarter Ended March 31,

	2010	2009	Increase (Decrease)	Percent Inc (Dec)
Legal expenses	$57,000	$23,000	$34,000	147.8%
Other G&A expenses	$159,000	$227,000	$(68,000)	(30.0)%

The reduction in general and administrative expenses is primarily due to staffing reductions in sales and marketing during 2009.  The increase in legal expenses is due to the legal proceedings described in Part II, Item 1 below.

Research and development costs:

For the Quarter Ended March 31,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$13,000	$15,000	$(2,000)	(13.3)%

This decrease is due to increased focused on existing customers during the first quarter of 2010.

During the first quarter of 2010, over 90% of our research and development costs were directly associated with staffing.  In the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software that require modification.  Management anticipates that research and development costs in the future will focus both on the upgrading of our existing products and the continued development of new products using our core technology; therefore they will remain relatively steady during the coming year.

Depreciation:

For the Quarter Ended March 31,

	2010	2009	Increase (Decrease)	Percent Inc (Dec)
Depreciation expense	$6,000	$3,000	$3,000	33.3%

The decrease in depreciation expense is due to assets being fully depreciated.

Other income (expense):

•
The decrease in interest income is primarily related to increased charges during the first quarter of 2009 on the customer account associated with the legal proceedings described in Part II, Item 1 below.

•	The decrease in interest expense is due to fewer past-due obligations resulting from cash flow shortages during the first quarter of 2010 as compared to the first quarter of 2009.

REPORTABLE SEGMENTS

In May 2008, we began operating Telerad Service (TRS) as a wholly-owned subsidiary of New Mexico Software (NMS).  Information about the Company’s reportable segments for the three months ended March 31, 2010 and 2009 is reflected in the following table:

	NMS	TRS	TOTAL	NMS	TRS	TOTAL
Revenue	$150,000	$753,000	$903,000	$207,000	$708,000	$915,000

Cost of services	58,000	611,000	669,000	77,000	579,000	656,000
General and administrative	99,000	117,000	216,000	96,000	154,000	250,000
Depreciation	5,000	1,000	6,000	8,000	1,000	9,000
Research and development	13,000	0	13,000	15,000	0	15,000
Operating income (loss)	$(25,000)	$24,000	$(1,000)	$11,000	$(26,000)	$(15,000)

Total assets	$306,000	$680,000	$986,000	$228,000	$514,000	$742,000

A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

	2010	2009
Segment's operating loss	$(1,000)	$(15,000)
Other income (expense)	1,000	3,000
Consolidated net loss	$0	$(12,000)

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, cash and cash equivalents totaled $112,000, representing a $1,000 increase from December 31, 2009. The increase in available cash was due to the following factors during the period:

Operating activities:

For the Quarter Ended March 31,

2010	2009	Inc (Dec) in available cash
used $10,000	provided $20,000	$(30,000)

The decrease in available cash from operations during the first quarter of 2010 as compared to the first quarter of 2009 is mainly due to a combination of the following factors:

•	a $34,000 decrease in available cash due to paying salaries and services in cash during 2010 as compared to issuing stock during 2009
•
a $24,000 increase in available cash due to a decrease in prepaid expenses during the first quarter of 2010 as compared to the first quarter of 2009 (primarily due to the increase in prepaid professional liability insurance premiums for TRS during the first quarter of 2009)

•
a $135,000 decrease in available cash due to the net decrease in accounts payable and accrued expenses, resulting from more timely payment of obligations during the first quarter of 2010 as compared to the first quarter of 2009

•
a $101,000 increase in available cash due to the decrease in accounts receivable during the first quarter of 2010 as compared to the first quarter of 2009 (primarily due to the addition of new TRS customers during the first quarter of 2009 which resulted in significantly increased receivables during that quarter)

•	offset by a $12,000 increase in available cash due to the reduction in net loss for the first quarter of 2010 as compared to 2009.

Investing activities:

For the Quarter Ended March 31,

2010	2009	Inc (Dec) in available cash
used $2,000	used $5,000	$3,000

W e purchased $2,000 of computer equipment during the first quarter of 2010 as compared to leasing $5,000 of computer equipment during the first quarter of 2009 during the growth of TRS.

Financing activities:

For the Quarter Ended March 31,

2010	2009	Inc (Dec) in available cash
provided $13,000	provided $20,000	$(7,000)

This decrease is primarily due to the decrease in subscriptions payable during the first quarter of 2010 as compared to the first quarter of 2009.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space, computer equipment and a vehicle.

At March 31, 2010, we had a working capital surplus of $163,000 as opposed to a working capital surplus of $100,000 at the beginning of the period, an increase of $63,000.  This increase is primarily due to the increase in accounts receivable during the first quarter of 2010.  We have incurred operating losses and negative cash flows for the past two fiscal years that have been funded through the issuance of additional equity securities.  Our monthly recurring revenues remain approximately $300,000 per month during the first quarter of 2010.  Although the margins from the Telerad Service operations are improving slightly, we may continue to experience some cash flow shortages during 2010.  Although we anticipate meeting our operating cash flow needs entirely from the increased revenues, we may continue to sell equity securities and incur debt as needed to meet our operating needs during 2010.

We anticipate that our primary uses of cash in the next year will be for general operating purposes.  We anticipate that our operating cash requirements for the next twelve months will continue to be in the range of $4,000,000 to $5,000,000.  This level of cash flow will allow us to maintain our current level of operations and introduce our new services, and we expect the revenues from operations to provide the necessary operating funds.  Our goal for 2010 remains to become profitable by the end of the year.  We expect the upward trend in recurring revenues to continue in 2010 as we continue to add new radiological customers as well as customers for our new services.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

307 – Disclosure controls and procedures:  As of March 31, 2010, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, such disclosure controls and procedures were not effective.

308T(b) – Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect this control.

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

At the time suit was filed, we were making demand for payment of past due invoices and had given notice of termination of the verbal agreement with Premier for nonpayment.  On March 9, 2009, we filed our Answer and Counterclaims for breach of contract, demanding payment in full for past due amounts owed and ongoing charges, attorney’s fees and costs and for Declaratory Judgment asserting that we properly terminated the Agreement with Premier for breach of contract, nonpayment and as a result of other misconduct by Premier. As a result of recent discovery in the case, we have sought leave of Court to amend our Counterclaims to add additional causes of action, which leave was granted. We believe the suit by Premier is without merit and are vigorously contesting the claims of Premier. We also intend to vigorously pursue our affirmative claims against Premier. At this time summary judgment motions by both parties and motion for default by Premier are pending and a bench trial is scheduled in November of 2010.

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

NEW MEXICO SOFTWARE, INC.

Date: May 13, 2010	By /s/ Richard F. Govatski
Richard F. Govatski, President

Date: May 13, 2010	By /s/ Teresa B. Dickey
Teresa B. Dickey, Treasurer (Principal Financial Officer)