Form 10-Q
period 2010-06-30
NEW MEXICO SOFTWARE, INC
filed 2010-08-16
CIK 1101865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of each of the issuer’s classes of common stock at August 9, 2010 was 135,049,880.

PART I

ITEM 1.  FINANCIAL STATEMENTS

New Mexico Software, Inc. Consolidated Balance Sheets (Rounded to the nearest thousand)

	June 30,	December 31,
	2010	2009
Assets

Current assets:
Cash and equivalents	$126,000	$111,000
Accounts receivable, net	664,000	736,000
Prepaid expenses and other assets	35,000	46,000
Total current assets	825,000	893,000

Furniture, equipment and improvements, net	53,000	65,000
Security deposits	4,000	4,000

Total Assets	$882,000	$962,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$570,000	$655,000
Accrued expenses	46,000	50,000
Customer deposits	21,000	21,000
Deferred revenue	9,000	17,000
Capital lease	3,000	10,000
Total current liabilities	649,000	753,000

Total liabilities	649,000	753,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized,
0 shares issued and outstanding as of 6/30/10	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 135,049,880 shares issued and outstanding
as of 6/30/10	135,000	134,000
Paid-in capital	14,881,000	14,852,000
Subscriptions payable	55,000	21,000
Accumulated deficit	(14,838,000)	(14,798,000)
Total stockholders' equity	233,000	209,000

Total Liabilities and Stockholders' Equity	$882,000	$962,000

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc. Consolidated Statements of Operations (Rounded to the nearest thousand)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues
Radiological services	$666,000	$732,000	$1,419,000	$1,440,000
Software usage fees	89,000	112,000	188,000	234,000
Software hosting and maintenance	24,000	54,000	73,000	116,000
Software sales and licenses	-	-	2,000	-
Cardiology services	1,000	-	1,000	-
Custom programming	-	1,000	-	4,000
Scanning services	-	1,000	-	21,000
Gross revenues	780,000	900,000	1,683,000	1,815,000

Cost of services	614,000	676,000	1,283,000	1,333,000

Gross profit	166,000	224,000	400,000	482,000

Operating costs and expenses:
General and administrative	170,000	199,000	329,000	427,000
Legal fees	27,000	53,000	84,000	76,000
Depreciation and amortization	4,000	8,000	10,000	17,000
Research and development	12,000	16,000	26,000	30,000
Total operating costs and expenses	213,000	276,000	449,000	550,000

Net operating loss	(47,000)	(52,000)	(49,000)	(68,000)

Other income (expense):
Interest income	8,000	2,000	15,000	13,000
Interest expense	(2,000)	(8,000)	(7,000)	(15,000)
Gain on sale of obsolete inventory	1,000	-	1,000	-
Inventory revaluation	-	(5,000)	-	(5,000)
Total other income (expense)	7,000	(11,000)	9,000	(7,000)

Net loss	$(40,000)	$(63,000)	$(40,000)	$(75,000)

Loss per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding - basic	136,113,773	130,721,622	135,213,811	130,351,018

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Consolidated Statements of Cash Flows
(Rounded to the nearest thousand)

	For the six months ended
	June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(40,000)	$(75,000)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	30,000	105,000
Inventory revaluation	-	5,000
Depreciation and amortization	10,000	18,000
Depreciation and amortization allocated to cost of goods sold	4,000	4,000
Changes in operating assets and liabilities:
Accounts receivable	72,000	(262,000)
Prepaid expenses and other assets	11,000	(28,000)
Accounts payable	(85,000)	214,000
Accrued expenses	(4,000)	(37,000)
Deferred revenue	(8,000)	(11,000)
Net cash provided (used) by operating activities	(10,000)	(67,000)

Cash flows from investing activities
Acquisition of fixed assets	(2,000)	(10,000)
Net cash used by investing activities	(2,000)	(10,000)

Cash flows from financing activities
Proceeds from note payable	-	40,000
Repayment of note payable	-	(58,000)
Repayment of capital lease	(7,000)	(5,000)
Subscriptions payable	34,000	-
Net proceeds from issuance of common stock	-	97,000
Net cash provided by financing activities	27,000	74,000

Net increase in cash equivalents	15,000	(3,000)
Cash equivalents - beginning	111,000	68,000
Cash equivalents - ending	$126,000	$65,000

Supplemental disclosures:
Interest paid	$2,000	$11,000

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Revenue recognition:

During the first half of 2010, the Company’s revenues have been classified into three main categories: radiological services, software usage fees, and software hosting and maintenance. The Company also occasionally derives revenue from hardware sales associated with sales of our various software products, fees for customization or modification to our core software product, scanning services and other services such as consulting, training and installation.  The Company recognizes revenue in accordance with Statement of Position ASC Topic 985 Software Revenue Recognition as amended.

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

Should the sale of software involve an arrangement with multiple elements (for example, the sale of a software license along with the sale of maintenance and support to be delivered over the contract period), the Company allocates revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. The Company defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount at the time of the delivery of the product or when all other revenue recognition criteria have been met. Fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals of maintenance contracts. Fair value of services, such as training or consulting, is based upon separate sales of these services to other customers.  The Company follows the guidance in ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with ASC 605-25.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At June 30, 2010 and June 30, 2009, there were no custom software development arrangements in progress.

The Company follows the guidance in FASB ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with FASB ASC Topic 450.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At June 30, 2010 and June 30, 2009, there were no custom software development arrangements in progress.

The Company also occasionally derives revenue from the sale of third party hardware, which is billed as a separate deliverable under consulting or custom development contracts.  Revenue from radiological services, cardiological services, software installation, and any training or consulting services is recognized when the services are rendered.  These revenues include services that are not essential to the functionality of the software.  If these services are included in a software agreement with multiple elements, amounts are allocated to these categories based on the estimated number of hours required to complete the work, which is the same criteria used to bill for the services separately.  License revenue is recognized ratably over the term of the license.

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

[2] Cash and cash equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At June 30, 2010, the Company had no cash and cash equivalents that exceeded federally insured limits.

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

The Company also estimates an allowance for doubtful accounts, which amounted to $47,000 and $30,000 at June 30, 2010 and 2009, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, amounted to $0 and $2,000 for the six months ended June 30, 2010 and 2009, respectively.

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

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[5] Per share data:

The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock.  All potentially dilutive securities have been excluded from the computations since they would be antidilutive, however, these dilutive securities could potentially dilute earnings per share in the future. Options and warrants exercisable for 15,068,500 and 2,311,545 shares of common stock have been excluded from the diluted loss per share calculation for the years ended June 30, 2010 and 2009, respectively, because inclusion of such would be antidilutive.

[6] Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $0 and $0 for the six months ended June 30, 2010 and 2009, respectively.

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

[8] Stock-based compensation:

The Company adopted ASC Topic 505, Share-Based Payment, effective January 1, 2006. ASC 505 requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company provides newly issued shares to satisfy stock option exercises.  There were 0 and 0 option awards granted to employees and directors in the quarters ended June 30, 2010 and 2009, respectively.  During the six months ended June 30, 2010 and 2009, the Company did not have expenses related to option grants to employees and directors.

[9] Software development:

The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs. Technological feasibility is generally achieved upon satisfactory beta test results. Upon achieving technological feasibility, programming costs are capitalized and amortized over the economic useful live which is estimated to be two years. There were no capitalized software development costs as of June 30, 2010 and 2009.

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

NOTE C – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $14,838,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE D - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of June 30, 2010, consisted of the following:

	2010	2009
Computers	422,000	421,000
Furniture, fixtures and equipment	122,000	121,000
Automobiles	41,000	41,000
Leasehold improvements	20,000	20,000
	605,000	603,000
Accumulated depreciation	(552,000)	(519,000)
	$53,000	$84,000

Depreciation expense for the six months ended June 30, 2010 and 2009 was $10,000 and $17,000, respectively.

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE E – CAPITAL TRANSACTIONS

Common stock:

During the six month period ended June 30, 2010, the Company effected the following stock transactions:

The Company issued a total of 857,142 shares the Company’s $0.001 par value common stock to outside contractors in exchange for services rendered of $30,000.

Warrants:

During the six month period ended June 30, 2010, there were no warrants issued and none were exercised.

The following is a summary of warrants outstanding as of June 30, 2010:

Number of Warrants	Exercise Price	Expiration Date
700,000	$0.15	June 29, 2011

All warrants outstanding as of June 30, 2010 are exercisable.

Stock options:

Stock options employees and directors – During the six months ended June 30, 2010 and 2009, the Company made no grants of stock options to employees or directors.

Stock options non-employees and directors – During the quarters ended June 30, 2010 and 2009, the Company made no grants of stock options for services.

Exercise prices and weighted-average contractual lives of stock options outstanding as of June 30, 2010, are as follows:

Options Outstanding				Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.01-$0.049	12,500,000	6.36	$0.03	12,500,000	$0.03
$0.05-$0.30	1,768,500	2.35	$0.06	1,768,500	$0.06
$0.31-$0.50	100,000	0.75	$0.39	100,000	$0.39

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE E – CAPITAL TRANSACTIONS (CONTINUED)

Summary of Options Granted and Outstanding:

	For the six months ended June 30,
	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	14,489,250	$0.04	14,805,000	$0.04
Granted	-	-	-	-
Cancelled	(120,750)	$0.06	(250,000)	$0.09
Exercised	-	-	-	-
Outstanding at end of period	14,368,500	$0.04	14,555,000	$0.04

NOTE F - MAJOR CUSTOMERS

During the six month period ended June 30, 2010, two customers accounted for 43% or approximately $731,000 of the Company's revenue.

As of June 30, 2010, balances due from two customers comprised 42% or approximately $296,000 of total accounts receivable.

NOTE G - REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on separate lines of business. New Mexico Software (NMS) derives revenues from the development and marketing proprietary internet technology-based software and Telerad Service (TRS) provides radiological services. Information related to the Company's reportable segments for the quarter ended June 30, 2010 is as follows:

	2010			2009
	NMS	TRS	TOTAL	NMS	TRS	TOTAL
Revenue	$263,000	$1,420,000	$1,683,000	$375,000	$1,440,000	$1,815,000

Cost of services	108,000	1,175,000	1,283,000	154,000	1,179,000	1,333,000
General and administrative	199,000	214,000	413,000	221,000	282,000	503,000
Depreciation	7,000	3,000	10,000	14,000	3,000	17,000
Research and development	26,000	0	26,000	30,000	0	30,000
Operating income (loss)	$(77,000)	$28,000	$(49,000)	$(44,000)	$(24,000)	$(68,000)

Total assets	$326,000	$556,000	$882,000	$258,000	$566,000	$824,000

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE G - REPORTABLE SEGMENTS (CONTINUED)

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

Segment’s operating loss	$(49,000)
Other income (expense)	9,000
Consolidated net loss	$(40,000)

NOTE H – COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring on April 30, 2014.  The Company also leases one automobile which expires in June 2011, as well as computer equipment with lease expiration dates ranging from March 2010 to December 2010.  Future minimum lease payments as of June 30, 2010, are as follows:

Year	Amount
2010	33,000
2011	58,000
2012	57,000
2013	59,000
2014	20,000

Rent expense for the six months ended June 30, 2010 and 2009 amounted to $33,000 and 30,000, respectively.

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

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE J – COMMITMENTS AND CONTINGENCIES

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2007. The agreement allows for a one-year renewal option unless terminated by either party.  Base salary is $60,000 per annum with available additional cash compensation as defined in the agreement.  Compensation under this agreement of $30,000 is included in general and administrative expenses for the six months ended June 30, 2010.  The non-competition agreement commences upon the termination of the employment agreement for a period of one year.   At June 30, 2010, there was a total of $0 in accrued payroll for this executive.

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

Our medical division continues to provide significant growth opportunities for us.  Because of the potential opportunities in telemedicine (including teleradiology, telecardiology, video and nuclear medicine) as health care reform is pursued in the country, we will continue to focus the majority of our marketing efforts toward growing our business in these areas during the second half of 2010.   We believe that we can continue to take advantage of the growth in the telemedicine market during the next few years to further expand our customer base and our revenues.

Through June 30, 2010, we have realized revenues from three primary sources:
1.	radiological services
2.	software usage fees
3.	software hosting and maintenance services

We also occasionally realize revenues from the sale of customized software, hardware sales associated with the sales of our software products, custom programming services, scanning services and from other services.  Our telecardiology service began operations during the first quarter of 2010, providing EKG and electrocardiogram readings.  During the second half of 2010, we will be adding Telemed Video, providing video services for remote diagnosis, and the Remote Dicom to Dicom Server, providing communication between dissimilar PACS systems within organizations.

Telerad Service began operations in May 2008 as a radiological services business.  We continue to add new customers each quarter for this service.  We are continuing to expand our medical operations to include other services that are complementary to teleradiology, including online billing, electronic medical records and telecardiology.

The gross profit percentage of our medical division dropped from 19% during the first quarter of 2010 to 17% during the second quarter of 2010.  We anticipate the gross profit to return to the 18-19% range for the third quarter, as we add new customers.  The overall gross profit for the company declined from 26% during the first quarter of 2010 to 24% during the second quarter of 2010, primarily due to the decline in the gross profit of the medical division.  Our normal operating expenses (including depreciation, R&D and interest expense, but not including legal fees related to the legal proceedings described in Part II, Item 1 below) continue to range from $200,000 to $250,000 per quarter.

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

Currently, software usage consists primarily of XR-EX report fees and IMedCon case fees.

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

RESULTS OF OPERATIONS

Revenues:

For the Quarter Ended June 30,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$780,000	$900,000	$(120,000)	(13.3)%

For the Six Months Ended June 30,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$1,683,000	$1,815,000	$(132,000)	(7.3)%

These changes are a result of the following factors:

1.  Radiological services:

For the Quarter Ended June 30,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$666,000	$732,000	$(66,000)	(9.0)%

For the Six Months Ended June 30,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$1,419,000	$1,440,000	$(21,000)	(1.5)%

The decrease in radiological services revenue is due to a decline in usage by several customers during the second quarter of 2010.

2.  Software usage fees:

For the Quarter Ended June 30,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$89,000	$112,000	$(23,000)	(20.5)%

For the Six Months Ended June 30,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$188,000	$234,000	$(46,000)	(19.7)%

This decrease is the result of a net decrease in XR-Express users during the first half of 2010.  This decrease is primarily due to the termination of services to the customer involved in the lawsuit described in Part II, Item 1 below.     We regularly add new XR-EXpress customers, but the rate of growth slowed significantly during 2009 and the first half of 2010.  We expect these revenues to remain stable or even decline slightly during the remainder of 2010, as we continue to focus on the addition of our new services.

3.  Software hosting and maintenance:

For the Quarter Ended June 30,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$24,000	$54,000	$(30,000)	(55.6)%

For the Six Months Ended June 30,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$73,000	$116,000	$(43,000)	(37.1)%

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

4.  Software sales and licenses:

For the Quarter Ended June 30,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$0	$0	$0	0.0%

For the Six Months Ended June 30,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$2,000	$0	$2,000	100.0%

The increase in software sales and license revenue is the result of a recurring license fee for one customer during the first quarter of 2010.  At this time, we do not anticipate any software sales during the remainder of 2010.

5.  Cardiology services:

For the Quarter Ended June 30,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$1,000	$0	$1,000	100.0%

For the Six Months Ended June 30,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$1,000	$0	$1,000	100.0%

Our telecardiology service began preliminary operations during the first quarter of 2010.  While testing was continuing we provided limited studies.

6.  Custom programming and scanning revenues:

For the Quarter Ended June 30,

	2010	2009	Increase (Decrease)	Percent Inc (Dec)
Custom programming	$0	$1,000	$(1,000)	(100.0)%
Scanning services	$0	$1,000	$(1,000)	(100.0)%

For the Six Months Ended June 30,

	2010	2009	Increase (Decrease)	Percent Inc (Dec)
Custom programming	$0	$4,000	$(4,000)	(100.0)%
Scanning services	$0	$21,000	$(21,000)	(100.0)%

•
The decrease in custom programming revenue during the first half of 2010 is due to the continuing decrease in the number of custom programming projects.  Since we have reduced our focus on sales of enterprise-level systems requiring substantial customization, no custom programming projects have been requested by customers. Although we continue to offer programming services for customer database integration, and for other projects for our existing customers, we expect revenues in this category to remain low during 2010.

•
We had one major scanning project in early 2009, and no scanning projects during the first half of 2010.  Although we still offer scanning, we are not emphasizing this service, so we do not anticipate any major projects in the future.

Cost of services:

For the Quarter Ended June 30,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$614,000	$676,000	$(62,000)	(9.2)%

For the Six Months Ended June 30,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$1,283,000	$1,333,000	$(50,000)	(3.8)%

Approximately 90% of the cost of services for the first half of 2010 is related to Telerad Service.  These costs consist of radiologist fees, management fees, professional credentialing and professional liability insurance, as well as direct customer service costs. All of the costs except for the customer service costs are directly related to revenues; as a result, the overall cost of services has decreased as the teleradiology revenues have decreased during the second quarter of 2010 and the first six months of 2010.

General and administrative expenses:

For the Quarter Ended June 30,

	2010	2009	Increase (Decrease)	Percent Inc (Dec)
Legal expenses	$27,000	$53,000	$(26,000)	(49.1)%
Other G&A expenses	$170,000	$199,000	$(29,000)	(14.6)%

For the Six Months Ended June 30,

	2010	2009	Increase (Decrease)	Percent Inc (Dec)
Legal expenses	$84,000	$76,000	$8,000	10.5%
Other G&A expenses	$329,000	$427,000	$(98,000)	(23.0)%

Approximately $81,000 of the decrease in other G&A expenses is due to sales and marketing staffing reductions since mid-2009, and the remainder is primarily due to reductions in accounting fees during that period.  These reasons also pertain to the decreases in other G&A expenses for the second quarter.  The variances in legal expenses are due to the timing of actions during 2009 and 2010 in the legal proceedings described in Part II, Item 1 below.

Research and development costs:

For the Quarter Ended June 30,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$12,000	$16,000	$(4,000)	(25.0)%

For the Six Months Ended June 30,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$26,000	$30,000	$(4,000)	(13.3)%

This decrease is due to increased focus on existing customers and services during the first half of 2010.

During the first half of 2010, over 90% of our research and development costs were directly associated with staffing.  In the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software that require modification.  Management anticipates that research and development costs in the future will focus both on the upgrading of our existing products and the continued development of new products using our core technology; therefore they will remain relatively steady during the coming year.

Depreciation:

For the Quarter Ended June 30,

	2010	2009	Increase (Decrease)	Percent Inc (Dec)
Depreciation expense	$4,000	$8,000	$(4,000)	(50.0)%

For the Quarter Ended June 30,

	2010	2009	Increase (Decrease)	Percent Inc (Dec)
Depreciation expense	$10,000	$17,000	$(7,000)	(41.2)%

The decrease in depreciation expense is due to assets being fully depreciated during the first half of 2010.

Other income (expense):

For the Quarter Ended June 30,

	2010	2009	Increase (Decrease)	Percent Inc (Dec)
Interest income	$8,000	$2,000	$6,000	300.0%
Gain on sale of inventory	$1,000	$0	$1,000	100.0%
Interest expense	$2,000	$8,000	$(6,000)	(75.0)%
Inventory revaluation	$0	$5,000	$(5,000)	(100.0)%

For the Six Months Ended June 30,

	2010	2009	Increase (Decrease)	Percent Inc (Dec)
Interest income	$15,000	$13,000	$2,000	15.4%
Gain on sale of inventory	$1,000	$0	$1,000	100.0%
Interest expense	$7,000	$15,000	$(8,000)	(53.3)%
Inventory revaluation	$0	$5,000	$(5,000)	(100.0)%

•
The increase in interest income during the second quarter and the first half of 2010 is primarily related to the increase in interest charges on the past-due balance of the customer account associated with the legal proceedings described in Part II, Item 1 below as the past-due balance on that account increased during 2009 and the first half of 2010.

•
The inventory revaluation expense is due to the write-down of obsolete inventory during 2009.  During the second quarter of 2010, we sold some of that inventory, resulting in the gain on sale of inventory income.

•	The decrease in interest expense is due to fewer past-due obligations during the first half of 2010 as compared to the first half of 2009 as our cash flow has improved.

REPORTABLE SEGMENTS

In May 2008, we began operating Telerad Service (TRS) as a wholly-owned subsidiary of New Mexico Software (NMS).  Information about the Company’s reportable segments for the six months ended June 30, 2010 and 2009 is reflected in the following table:

	2010			2009
	NMS	TRS	TOTAL	NMS	TRS	TOTAL
Revenue	$263,000	$1,420,000	$1,683,000	$375,000	$1,440,000	$1,815,000

Cost of services	108,000	1,175,000	1,283,000	154,000	1,179,000	1,333,000
General and administrative	199,000	214,000	413,000	221,000	282,000	503,000
Depreciation	7,000	3,000	10,000	14,000	3,000	17,000
Research and development	26,000	0	26,000	30,000	0	30,000
Operating income (loss)	$(77,000)	$28,000	$(49,000)	$(44,000)	$(24,000)	$(68,000)

Total assets	$326,000	$556,000	$882,000	$258,000	$566,000	$824,000

A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

	2010	2009
Segment's operating loss	$(49,000)	$(68,000)
Other income (expense)	9,000	(7,000)
Consolidated net loss	$(40,000)	$(75,000)

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, cash and cash equivalents totaled $126,000, representing a $15,000 increase from December 31, 2009. The increase in available cash was due to the following factors during the period:

Operating activities:

For the Six Months Ended June 30,

2010	2009	Inc (Dec) in available cash
used $10,000	used $67,000	$57,000

The increase in available cash from operations during the first half of 2010 as compared to the first half of 2009 is mainly due to a combination of the following factors:
•
a $75,000 decrease in available cash due to a reduction in stock issued for salaries and services during the first half of 2010 as compared to the first half of 2009.  The reduction in stock issuances is mainly due to improved cash flow during 2010.

•
a $334,000 increase in available cash due to a reduction in accounts receivable of $72,000 during the first half of 2010 as compared to an increase of $262,000 during the first half of 2009.  The increase during the first half of 2009 was primarily due to the addition of several large new radiology customers, and the decrease during the first half of 2010 is primarily due to two factors:  the loss of one major radiology customer and the loss of a middleman radiology customer for which we are in the process of acquiring their mobile radiology customers as direct customers.

•
a $39,000 increase in available cash due to a decrease in prepaid expenses during the first half of 2010 as compared to the first half of 2009 (primarily due to the increase in prepaid professional liability insurance premiums for TRS during the first half of 2009)

•
a $266,000 decrease in available cash due to the net decrease in accounts payable and accrued expenses of $89,000 during the first half of 2010 as compared to an increase of $177,000 during the first half of 2009.  The increase during the first half of 2009 is primarily due to increased radiologist fees as a result of new customers.  The decrease during the first half of 2010 is primarily due to decreased radiologist fees as a result of the loss of radiology customers described in the accounts receivable note above.

•	offset by a $35,000 increase in available cash due to the reduction in net loss for the first half of 2010 as compared to 2009.

Investing activities:

For the Six Months Ended June 30,

2010	2009	Inc (Dec) in available cash
used $2,000	used $10,000	$8,000

W e purchased $2,000 of computer equipment during the first half of 2010 as compared to leasing and purchasing $10,000 of computer equipment during the first half of 2009 during the growth of Telerad.

Financing activities:

For the Six Months Ended June 30,

2010	2009	Inc (Dec) in available cash
provided $27,000	provided $74,000	$(54,000)

This decrease is primarily due to the decrease in proceeds from issuance of shares during the first half of 2010 as compared to the first half of 2009, partially offset by the increase in subscriptions payable during 2010.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space, computer equipment and a vehicle.

At June 30, 2010, we had a working capital surplus of $176,000 as opposed to a working capital surplus of $140,000 at the beginning of the period, an increase of $36,000.  This increase is primarily due to a $85,000 increase in accounts payable, offset by a $72,000 decrease in accounts receivable during the first half of 2010, coupled with a $15,000 increase in cash on hand at the end of the period.  We have incurred operating losses and negative cash flows for the past two fiscal years that have been funded through the issuance of additional equity securities.  Our monthly recurring revenues remain at approximately $300,000 per month during the first half of 2010.  Although our cash flow has improved during the first half of 2010, we may continue to experience some cash flow shortages during 2010.  Although we anticipate meeting our operating cash flow needs entirely from the increased revenues, we may continue to sell equity securities and incur debt as needed to meet our operating needs during 2010.

We anticipate that our primary uses of cash in the next year will continue to be for general operating purposes and to expand our cardiology services, and add medical billing services and video services for remote diagnosis.  We anticipate that our operating cash requirements for the next twelve months will continue to be in the range of $4,000,000 to $5,000,000.  This level of cash flow will allow us to maintain our current level of operations and introduce our new services, and we expect the revenues from operations to provide the necessary operating funds.  Our goal for 2010 remains to become profitable by the end of the year.  We expect the upward trend in recurring revenues to continue in 2010 as we continue to add new radiological customers as well as customers for our new services.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T.  CONTROLS AND PROCEDURES

307 – Disclosure controls and procedures:  As of June 30, 2010, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, such disclosure controls and procedures were not effective.

308T(b) – Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect this control.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

On February 18, 2009, Premier Medical Enterprise Solutions, Inc. filed a complaint in the Federal District Court in Albuquerque against us and our chief executive officer.  Premier had been a customer of our XR-EXpress application.  The complaint alleges among other things breaches of (i) fiduciary duty, (ii) covenant of good faith and fair dealing and (iii) contract, along with claims of conversion and tortuous interference and seeks an accounting.  The suit seeks compensatory, punitive and exemplary damages in excess of $75,000, together with injunctive relief against unfair competition and attorney’s fees. The case is Premier Medical Enterprise Solutions, Inc. v. New Mexico Software, Inc. and Richard Govatski, Case No.  Civ – 09 – 165.

At the time suit was filed, we were making demand for payment of past due invoices and had given notice of termination of the verbal agreement with Premier for nonpayment.  On March 9, 2009, we filed our Answer and Counterclaims for breach of contract, demanding payment in full for past due amounts owed and ongoing charges, attorney’s fees and costs and for Declaratory Judgment asserting that we properly terminated the Agreement with Premier for breach of contract, nonpayment and as a result of other misconduct by Premier. As a result of recent discovery in the case, we have sought leave of Court to amend our Counterclaims to add additional causes of action, which leave was granted. We believe the suit by Premier is without merit and are vigorously contesting the claims of Premier. We also intend to vigorously pursue our affirmative claims against Premier. At this time summary judgment motions by both parties are pending and a bench trial is scheduled in November of 2010.  New Mexico Software no longer provides services to Premier.

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

NEW MEXICO SOFTWARE, INC.

Date: August 16, 2010	By /s/ Richard F. Govatski
Richard F. Govatski, President

Date: August 16, 2010	By /s/ Teresa B. Dickey
Teresa B. Dickey, Treasurer (Principal
Financial Officer)