Form 10-Q
period 2010-09-30
NEW MEXICO SOFTWARE, INC
filed 2010-11-15
CIK 1101865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of each of the issuer’s classes of common stock at November 8, 2010 was 143,049,880.

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

ITEM 1.  LEGAL PROCEEDINGS
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.  OTHER INFORMATION
ITEM 6.  EXHIBITS

SIGNATURES

PART I

ITEM 1.  FINANCIAL STATEMENTS

New Mexico Software, Inc.
Balance Sheet
(Rounded to the nearest thousand)
(UNAUDITED)

	September 30,	December 31,
	2010	2009
Assets

Current assets:
Cash and cash equivalents	$184,000	$111,000
Accounts receivable, net	755,000	736,000
Prepaid expenses and other assets	39,000	46,000
Total current assets	978,000	893,000

Furniture, equipment and improvements, net	51,000	65,000
Security deposits	4,000	4,000

Total assets	$1,033,000	$962,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$702,000	$655,000
Accrued expenses	47,000	50,000
Customer deposits	21,000	21,000
Deferred revenue	8,000	17,000
Capital Lease	1,000	10,000
Total current liabilities	779,000	753,000

Total liabilities	779,000	753,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares
authorized, no shares issued and outstanding as of September 30, 2010	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 143,049,880 shares issued and outstanding
as of September 30, 2010	143,000	134,000
Paid-in capital	14,992,000	14,852,000
Subscriptions payable	21,000	21,000
Deferred compensation	(75,000)	-
Accumulated deficit	(14,827,000)	(14,798,000)
Total stockholders' equity	254,000	209,000

Total liabilities and stockholder's equity	$1,033,000	$962,000

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Condensed Consolidated Statements of Operations
(Rounded to the nearest thousand)
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue
Radiological services	$783,000	$761,000	$2,202,000	$2,197,000
Software usage fees	94,000	89,000	282,000	323,000
Software hosting and maintenance	26,000	53,000	99,000	169,000
Cardiology services	10,000	-	11,000	-
Custom programming	-	5,000		9,000
Scanning services	-	-		21,000
Software sales and licenses	-	-	2,000	-
Hardware sales	-	-		-
Gross revenues	913,000	908,000	2,596,000	2,719,000

Cost of services	681,000	674,000	1,964,000	2,005,000

Gross Profit	232,000	234,000	632,000	714,000

Operating costs and expenses:
General and administrative	187,000	184,000	516,000	610,000
Legal expenses	9,000	81,000	93,000	157,000
Depreciation and amortization	4,000	8,000	14,000	25,000
Research and development	17,000	15,000	43,000	46,000
Total operating costs and expenses	217,000	288,000	666,000	838,000

Net operating income (loss)	15,000	(54,000)	(34,000)	(124,000)

Other income (expense):
Interest income	-	4,000	15,000	17,000
Interest (expense)	(4,000)	(8,000)	(11,000)	(22,000)
Gain on sale of obsolete inventory	-	-	1,000	-
Inventory revaluation	-	(6,000)	-	(10,000)
Total other income (expense)	(4,000)	(10,000)	5,000	(15,000)

Net income (loss)	$11,000	$(64,000)	$(29,000)	$(139,000)

Earnings per share - basic and fully diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and fully diluted	141,413,672	130,799,259	136,657,468	130,502,073

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Statements of Cash Flows
(Rounded to the nearest thousand)
(UNAUDITED)

	For the nine months ended
	September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(29,000)	$(139,000)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for salaries	-	-
Common stock issued for services	74,000	122,000
Inventory revaluation	-	12,000
Depreciation	14,000	25,000
Depreciation allocated to cost of services	6,000	6,000
Changes in operating assets and liabilities:
Accounts receivable	(19,000)	(283,000)
Prepaid expenses and other assets	7,000	(34,000)
Accounts payable	47,000	349,000
Accrued expenses	(3,000)	(43,000)
Interest on customer deposits	-	1,000
Deferred revenue	(9,000)	(20,000)
Net cash used by operating activities	88,000	(4,000)

Cash flows from investing activities
Acquisition of fixed assets	(6,000)	(10,000)
Capital lease	-	-
Net cash used by investing activities	(6,000)	(10,000)

Cash flows from financing activities
Proceeds from notes payable	-	40,000
Repayment of note payable	-	(58,000)
Repayment of principle under capital lease	(9,000)	(10,000)
Net proceeds from the issuance of common stock		97,000
Net cash provided by financing activities	(9,000)	69,000

Net increase (decrease) in cash equivalents	73,000	55,000
Cash equivalents - beginning	111,000	68,000
Cash equivalents - ending	$184,000	$123,000

Supplemental disclosures:
Interest paid	$16,000	$14,000

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Revenue recognition:

During the first nine months of 2010, the Company’s revenues have been classified into three main categories: radiological services, software usage fees, and software hosting and maintenance.  The Company began providing cardiology services during the second quarter of 2010. The Company also occasionally derives revenue from hardware sales associated with sales of our various software products, fees for customization or modification to our core software product, scanning services and other services such as consulting, training and installation.  The Company recognizes revenue in accordance with Statement of Position ASC Topic 985 Software Revenue Recognition as amended.

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

The Company follows the guidance in FASB ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with FASB ASC Topic 450.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At September 30, 2010 and September 30, 2009, there were no custom software development arrangements in progress.

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

[2] Cash and cash equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At September 30, 2010, the Company had no cash and cash equivalents that exceeded federally insured limits.

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

The Company also estimates an allowance for doubtful accounts, which amounted to $47,000 and $42,000 at September 30, 2010 and 2009, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, amounted to $0 and $2,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

 [5] Per share data:

The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock.  All potentially dilutive securities have been excluded from the computations since they would be antidilutive, however, these dilutive securities could potentially dilute earnings per share in the future. Options and warrants exercisable for 3,068,500 and 5,166,545 shares of common stock have been excluded from the diluted loss per share calculation for the nine months ended September 30, 2010 and 2009, respectively, because inclusion of such would be antidilutive.

[6] Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $5,000 and $0 for the nine months ended September 30, 2010 and 2009, respectively.

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

[8] Stock-based compensation:

The Company adopted ASC Topic 505, Share-Based Payment, effective January 1, 2006. ASC 505 requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company provides newly issued shares to satisfy stock option exercises.  There were 0 and 0 option awards granted to employees and directors in the quarters ended September 30, 2010 and 2009, respectively.  During the nine months ended September 30, 2010 and 2009, the Company did not have expenses related to option grants to employees and directors.

[9] Software development:

The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs. Technological feasibility is generally achieved upon satisfactory beta test results. Upon achieving technological feasibility, programming costs are capitalized and amortized over the economic useful live which is estimated to be two years. There were no capitalized software development costs as of September 30, 2010 and 2009.

[10] Recent pronouncements:

The Company’s management has reviewed recent accounting pronouncements issued through the date of the issuance of these financial statements. In management’s opinion, except for the pronouncement detailed below, no other pronouncements apply or will have a material effect on the Company’s financial statements.

In May 2009, the FASB issued ASC 855 Subsequent Events, which establishes principles and requirements for subsequent events. In accordance with the provisions of ASC 855, the Company currently evaluates subsequent events through the date the financial statements are available to be issued."

NOTE C – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $14,827,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE D - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of September 30, 2010, consisted of the following:

	2010	2009
Computers	426,000	421,000
Furniture, fixtures and equipment	122,000	121,000
Automobiles	41,000	41,000
Leasehold improvements	20,000	20,000
	609,000	603,000
Accumulated depreciation	(558,000)	(528,000)
	$51,000	$75,000

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $14,000 and $25,000, respectively.

NOTE E – CAPITAL TRANSACTIONS

Common stock:

During the nine-month period ended September 30, 2010, the Company effected the following stock transactions:

The Company issued a total of 857,142 shares of the Company’s $0.001 par value common stock to outside contractors in exchange for services rendered of $30,000.

The Company issued a total of 8,000,000 shares of the Company’s $0.001 par value common stock to directors valued at $120,000 in return for services during 2010 and 2011.  At September 30, 2010, $45,000 of the compensation has been earned.  The remaining $75,000 is included in deferred compensation.

Warrants:

During the nine-month period ended September 30, 2010, there were no warrants issued and none were exercised.

The following is a summary of warrants outstanding as of September 30, 2010:

Number of Warrants	Exercise Price	Expiration Date
700,000	$0.15	June 29, 2011
700,000	$0.15

All warrants outstanding as of September 30, 2010 are exercisable.

Stock options:

Stock options employees and directors – During the nine months ended September 30, 2010 and 2009, the Company made no grants of stock options to employees or directors.

Stock options non-employees and directors – During the nine months ended September 30, 2010 and 2009, the Company made no grants of stock options for services.

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE E – CAPITAL TRANSACTIONS (CONTINUED)

Stock options (Continued):

Exercise prices and weighted-average contractual lives of stock options outstanding as of September 30, 2010, are as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.01-$0.049	12,500,000	6.11	$0.03	12,500,000	$0.03
$0.05-$0.30	1,768,500	2.10	$0.06	1,768,500	$0.06
$0.31-$0.50	100,000	0.50	$0.39	100,000	$0.39

Summary of Options Granted and Outstanding:

	For the nine months ended September 30,
	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	14,489,250	$0.04	14,805,000	$0.04
Granted	-	-	-	-
Cancelled	(120,750)	$0.06	(250,000)	$0.09
Exercised	-	-	-	-
Outstanding at end of period	14,368,500	$0.04	14,555,000	$0.04

NOTE F - MAJOR CUSTOMERS

During the nine-month period ended September 30, 2010, one customer accounted for 29% or approximately $755,000 of the Company's revenue.

As of September 30, 2010, balances due from one customer comprised 27% or approximately $220,000 of total accounts receivable.

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE G - REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on separate lines of business. New Mexico Software (NMS) derives revenues from the development and marketing proprietary internet technology-based software and Telerad Service (TRS) provides radiological services. Information related to the Company's reportable segments for the nine months ended September 30, 2010 is as follows:

	2010			2009
	NMS	TRS	TOTAL	NMS	TRS	TOTAL
Revenue	$390,000	$2,206,000	$2,596,000	$521,000	$2,198,000	$2,719,000

Cost of services	164,000	1,800,000	1,964,000	204,000	1,801,000	2,005,000
General and administrative	277,000	322,000	609,000	362,000	405,000	767,000
Depreciation	10,000	4,000	14,000	21,000	4,000	25,000
Research and development	43,000	0	43,000	46,000	0	30,000
Operating income (loss)	$(104,000)	$70,000	$(34,000)	$(112,000)	$(12,000)	$(124,000)

Total assets	$386,000	$647,000	$1,033,000	$254,000	$639,000	$893,000

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

	2010		2009
Segment’s operating loss	$	(34,000)	$	(124,000)
Other income (expense)		5,000		(15,000)
Consolidated net loss	$	(29,000)	$	(139,000)

NOTE H – COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring on April 30, 2014.  The Company also leases one automobile which expires in September 2011, as well as computer equipment with lease expiration dates ranging from March 2010 to December 2010.  Future minimum lease payments as of September 30, 2010, are as follows:

Year	Amount
2010	15,000
2011	58,000
2012	57,000
2013	59,000
2014	20,000

Rent expense for the nine months ended September 30, 2010 and 2009 amounted to $50,000 and 45,000, respectively.

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE I – LEGAL PROCEEDINGS

On February 18, 2009, Premier Medical Enterprise Solutions, Inc. (“Premier”) filed a complaint in the Federal District Court in Albuquerque against us and our chief executive officer.  Premier has been a customer of our XR-EXpress application.  The complaint alleges among other things breaches of (i) fiduciary duty, (ii) covenant of good faith and fair dealing and (iii) contract, along with claims of conversion and tortuous interference and seeks an accounting.  The suit seeks compensatory, punitive and exemplary damages in excess of $75,000, together with injunctive relief against unfair competition and attorney’s fees. The case is Premier Medical Enterprise Solutions, Inc. v. New Mexico Software, Inc. and Richard Govatski, Case No.  Civ – 09 – 165.

At the time suit was filed, we were making demand for payment of past due invoices and had given notice of termination of the agreement with Premier for nonpayment.  On March 9, 2009, we filed our Answer and Counterclaims for breach of contract, demanding payment in full for past due amounts owed and ongoing charges, attorney’s fees and costs and for Declaratory Judgment asserting that we properly terminated the Agreement with Premier for breach of contract, nonpayment and as a result of other misconduct by Premier. The Company has also asserted a counterclaim for money owed and malicious abuse of process. We believe the suit by Premier is without merit and are vigorously contesting the claims of Premier. We also intend to vigorously pursue our affirmative claims against Premier. The Court granted partial summary judgment to the Company on certain claims.

Trial was set to commence November 15, 2010, to resolve all remaining issues except for the Company’s malicious abuse of process claim, which was held in abeyance pending resolution of the underlying claims. Trial was cancelled because Premier filed for bankruptcy in the Middle District of Florida on November 11, 2010. The Company is now exploring its options regarding this new development.

NOTE J – COMMITMENTS AND CONTINGENCIES

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2007. The agreement allows for a one-year renewal option unless terminated by either party.  Base salary is $60,000 per annum with available additional cash compensation as defined in the agreement.  Compensation under this agreement of $40,000 is included in general and administrative expenses for the nine months ended September 30, 2010.  The non-competition agreement commences upon the termination of the employment agreement for a period of one year.   At September 30, 2010, there was a total of $0 in accrued payroll for this executive.

NOTE K – SUBSEQUENT EVENTS

In November 2010, the Board of Directors approved the issuance of 1,500,000 shares of the Company’s $0.001 par value common stock as employee bonuses in the amount of $53,000, and 285,700 shares of the Company’s $0.001 par value common stock to one radiologist in payment of future services.

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

Our medical division continues to provide significant growth opportunities for us.  Because of the potential opportunities in telemedicine (including teleradiology, telecardiology, video and nuclear medicine) as health care reform is pursued in the country, we will continue to focus the majority of our marketing efforts toward growing our business in these areas during the remainder of 2010 and into 2011.   We believe that we can continue to take advantage of the growth in the telemedicine market during the next few years to further expand our customer base and our revenues.

Through September 30, 2010, we have realized revenues from three primary sources:

1.	radiological services
2.	software usage fees
3.	software hosting and maintenance services

In addition, we are continuing to expand both our software services and our medical services into a variety of areas:

•	We began providing telecardiology services during the first quarter of 2010.
•	We began providing nuclear scans during the third quarter of 2010.
•
We completed programming for our Remote Dicom to Dicom Server (RDDS) during the third quarter of 2010, which provides communication between dissimilar PACS systems (Picture Archiving Communications Systems) within organizations.  We anticipate that revenues from this service will begin during the fourth quarter of 2010.

•	We expect to be adding Telemed Video (providing video services for remote diagnosis), as well as services for orthopedics and ophthalmology during the next six months.

We also occasionally realize revenues from the sale of customized software, hardware sales associated with the sales of our software products, custom programming services, scanning services and from other services.

Telerad Service began operations in May 2008 as a radiological services business and a wholly-owned subsidiary of New Mexico Software, Inc.  We continue to add new customers each quarter for this service.

The gross profit percentage of our medical division increased to 20% during the third quarter of 2010, providing a year-to-date gross profit of 19%.  The overall gross profit for the company increased to 25% during the third quarter of 2010 from 24% during the second quarter of 2010, providing a year-to-date gross profit for the company of 24%.  Our normal operating expenses (including depreciation, R&D and interest expense, but not including cost of services or legal fees related to the legal proceedings described in Part II, Item 1 below) continue to range from $200,000 to $250,000 per quarter.

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

Revenue Recognition

With each sale of our enterprise-level hosted software products, the end user enters into a license agreement for which an initial license fee is paid.  The license agreement also provides that in order to continue the license, the licensee must pay an annual software maintenance fee for which the party receives access to product upgrades and bug fixes or product patches.  Software maintenance consists primarily of hosting and managing our customers’ data on our servers, as well as technical support programs for our products.  Software usage comprises any charges for actual usage of our software.

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

RESULTS OF OPERATIONS

Revenues:

For the Quarter Ended September 30,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$913,000	$908,000	$5,000	0.6%

For the Nine Months Ended September 30,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$2,596,000	$2,719,000	$(123,000)	(4.5)%

These changes are a result of the following factors:

1.  Radiological services:

For the Quarter Ended September 30,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$783,000	$761,000	$22,000	2.9%

For the Nine Months Ended September 30,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$2,202,000	$2,197,000	$5,000	0.2%

The increase in radiological services revenue during both the third quarter and the year-to-date 2010 is due to a net increase in customers during 2010.  During the first nine months of 2009, we provided reads for 32 customers, generating approximately 450 reports per customer per month.  During the first nine months of 2010, we provided reads for 40 customers, generating approximately 370 reports per customer per month.  Therefore, the total number of cases has increased during 2010 as compared to 2009, but they are spread among an increased number of customers.

2.  Software usage fees:

For the Quarter Ended September 30,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$94,000	$89,000	$5,000	5.6%

For the Nine Months Ended September 30,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$282,000	$323,000	$(41,000)	(12.7)%

Software usage fees consist of charges for the use of our XR-Express software.  The increase for the third quarter of 2010 as compared to the third quarter of 2009 is primarily the result of a net increase in XR-Express users during the third quarter of 2010.  The decrease for the first nine months of 2010 as compared to the first nine months of 2009 is primarily due to the termination of services to the customer involved in the lawsuit described in Part II, Item 1 below.   We continue to add new XR-EXpress customers, but the rate of growth slowed significantly during 2009 and the first half of 2010.  We expect these revenues to remain stable or even decline slightly during the remainder of 2010, as we continue to focus on the addition of our new telemedicine services.

3.  Software hosting and maintenance:

For the Quarter Ended September 30,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$26,000	$53,000	$(27,000)	(50.9)%

For the Nine Months Ended September 30,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$99,000	$169,000	$(70,000)	(41.4)%

This decrease is the result of our continued focus on our medical division and our decreased focus on our older enterprise-level software applications that were developed prior to DFC3 and XR-EXpress.  This shift in focus has resulted in a net decrease in customers for whom we provide hosting services during 2010.    Software maintenance consists mainly of hosting and managing our customers’ data on our systems, and to a lesser extent includes technical support programs associated with our products.   We expect revenues in this category to continue to decrease during 2010, as we continue to focus our efforts on growing our medical division.

4.  Software sales and licenses:

For the Quarter Ended September 30,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$0	$0	$0	0.0%

For the Nine Months Ended September 30,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$2,000	$0	$2,000	100.0%

The increase in software sales and license revenue is the result of a recurring license fee for one customer during the first quarter of 2010.  At this time, we do not anticipate any software sales during the remainder of 2010.

5.  Cardiology services:

For the Quarter Ended September 30,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$10,000	$0	$10,000	100.0%

For the Nine Months Ended September 30,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$11,000	$0	$11,000	100.0%

Our telecardiology service began preliminary operations during the first quarter of 2010.  We have added new cardiology customers each quarter since beginning operations.

5.  Custom programming and scanning revenues:

For the Quarter Ended September 30,

	2010	2009	Increase (Decrease)	Percent Inc (Dec)
Custom programming	$0	$5,000	$(5,000)	(100.0)%
Scanning services	$0	$0	$0	0%

•
The decrease in custom programming revenue during the first nine months of 2010 is due to the continuing decrease in the number of custom programming projects.  Since we have reduced our focus on sales of enterprise-level systems requiring substantial customization, no custom programming projects have been requested by customers. We will have one custom programming project for a new customer during the fourth quarter of 2010; however, we do not anticipate other significant revenues in this category in the coming months.

•
We had one major scanning project in early 2009, and no scanning projects during the first nine months of 2010.  Although we still offer scanning, we are not emphasizing this service, so we do not anticipate any major projects in the future.

Cost of services:

For the Quarter Ended September 30,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$681,000	$674,000	$7,000	1.0%

For the Nine Months Ended September 30,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$1,964,000	$2,005,000	$(41,000)	(2.0)%

Approximately 90% of the cost of services is related to Telerad Service.  These costs consist of doctor fees, management fees, professional credentialing and professional liability insurance, as well as customer service staffing costs.  Approximately 75% of the cost of services is directly related to revenues.  As a result, this cost category will tend to mirror the increases and decreases in revenues, which is the primary reason for the decrease in cost of services for the first nine months of 2010 as compared to the first nine months of 2009.  We expect the cost of services to increase in the fourth quarter and in 2011 as revenues increase.

General and administrative expenses:

For the Quarter Ended September 30,

	2010	2009	Increase (Decrease)	Percent Inc (Dec)
Legal expenses	$9,000	$81,000	$(72,000)	(88.9)%
Other G&A expenses	$187,000	$184,000	$3,000	1.6%

For the Quarter Ended September 30,

	2010	2009	Increase (Decrease)	Percent Inc (Dec)
Legal expenses	$9,000	$81,000	$(72,000)	(88.9)%
Other G&A expenses	$187,000	$184,000	$3,000	1.6%

For the Nine Months Ended September 30,

	2010	2009	Increase (Decrease)	Percent Inc (Dec)
Legal expenses	$93,000	$157,000	$(64,000)	(40.8)%
Other G&A expenses	$516,000	$610,000	$(94,000)	(15.4)%

Approximately $81,000 of the decrease in other G&A expenses for the first nine months of 2010 as compared to the first nine months of 2009 is due to sales and marketing staffing reductions since mid-2009, and the remainder is primarily due to reductions in accounting fees during 2010.  We expect this category to remain relatively stable during the coming months. The variances in legal expenses are due to the timing of actions during 2009 and 2010 in the legal proceedings described in Part II, Item 1 below.

Research and development costs:

For the Quarter Ended September 30,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$17,000	$15,000	$2,000	33.3%

For the Nine Months Ended September 30,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$43,000	$46,000	$(3,000)	(6.5)%

The increase in research and development costs during the third quarter of 2010 as compared to the third quarter of 2009 is due to the purchase of engineering supplies.  The decrease for the first nine months of 2010 as compared to the first nine months of 2009 is due to our increased focus on existing customers and services during 2010.

During the first nine months of 2010, over 90% of our research and development costs were directly associated with staffing.  In the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software that require modification.  Management anticipates that research and development costs in the future will focus both on the upgrading of our existing products and the continued development of new products using our core technology; therefore they will remain relatively steady during the coming year.

Depreciation:

For the Quarter Ended September 30,

	2010	2009	Increase (Decrease)	Percent Inc (Dec)
Depreciation expense	$4,000	$8,000	$(4,000)	(50.0)%

For the Nine Months Ended September 30,

	2010	2009	Increase (Decrease)	Percent Inc (Dec)
Depreciation expense	$14,000	$25,000	$(11,000)	(44.0)%

The decrease in depreciation expense is due to assets being fully depreciated during the first nine months of 2010.

Other income (expense):

For the Quarter Ended September 30,

	2010	2009	Increase (Decrease)	Percent Inc (Dec)
Interest income	$0	$4,000	$(4,000)	(100.0)%
Gain on sale of inventory	$0	$0	$0	0%

Interest expense	$4,000	$8,000	$(4,000)	(50.0)%
Inventory revaluation	$0	$6,000	$(6,000)	(100.0)%

For the Nine Months Ended September 30,

	2010	2009	Increase (Decrease)	Percent Inc (Dec)
Interest income	$15,000	$17,000	$(2,000)	(11.8)%
Gain on sale of inventory	$1,000	$0	$1,000	100.0%
Interest expense	$11,000	$22,000	$(11,000)	(50.0)%
Inventory revaluation	$0	$10,000	$(10,000)	(100.0)%

•
The decrease in interest income during the third quarter and the first nine months of 2010 is primarily related to the decrease in interest charges on the past-due balance of the customer account associated with the legal proceedings described in Part II, Item 1 below due to the termination of that account in mid-2010.

•
The inventory revaluation expense is due to the write-down of obsolete inventory during 2009.  During the second quarter of 2010, we sold some of that inventory, resulting in the gain on sale of inventory income.

•	The decrease in interest expense is due to fewer past-due obligations during the first nine months of 2010 as compared to the first nine months of 2009 as our cash flow has improved.

REPORTABLE SEGMENTS

We have identified the our reportable segments based on separate lines of business.  New Mexico Software (NMS) derives revenues from the development and marketing proprietary internet technology-based software and Telerad Service (TRS) provides radiological and other medical diagnostic services.  Information related to our reportable segments for the nine months ended September 30, 2010 is as follows:

	2010			2009
	NMS	TRS	TOTAL	NMS	TRS	TOTAL
Revenue	$390,000	$2,206,000	$2,596,000	$521,000	$2,198,000	$2,719,000

Cost of services	164,000	1,800,000	1,964,000	204,000	1,801,000	2,005,000
General and administrative	277,000	322,000	609,000	362,000	405,000	767,000
Depreciation	10,000	4,000	14,000	21,000	4,000	25,000
Research and development	43,000	0	43,000	46,000	0	30,000
Operating income (loss)	$(104,000)	$70,000	$(34,000)	$(112,000)	$(12,000)	$(124,000)

Total assets	$386,000	$647,000	$1,033,000	$254,000	$639,000	$893,000

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

	2010		2009
Segment’s operating loss	$	(34,000)	$	(124,000)
Other income (expense)		5,000		(15,000)
Consolidated net loss	$	(29,000)	$	(139,000)

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, cash and cash equivalents totaled $184,000, representing a $73,000 increase from December 31, 2009. The increase in available cash was due to the following factors during the period:

Operating activities:

For the Nine Months Ended September 30,

2010	2009	Inc (Dec) in available cash
provided $88,000	used $4,000	$92,000

The increase in available cash from operations during the first nine months of 2010 as compared to the first nine months of 2009 is mainly due to a combination of the following factors:
•
a $48,000 decrease in available cash due to a reduction in stock issued for salaries and services during the first nine months of 2010 as compared to the first nine months of 2009.  The reduction in stock issuances is mainly due to improved cash flow during 2010.

•
a $264,000 increase in available cash due to an increase in accounts receivable of $19,000 during the first nine months of 2010 as compared to an increase of $283,000 during the first nine months of 2009.  The increase during the first nine months of 2009 was primarily due to the addition of several large new radiology customers, and the decrease during the first half of 2010 is primarily due to the loss of two major radiology customers.  One of these was a middleman customer that is no longer providing mobile radiology services; during the third quarter we contracted directly with most of their mobile radiology end users.

•
a $262,000 decrease in available cash due to the net increase in accounts payable and accrued expenses of $44,000 during the first nine months of 2010 as compared to an increase of $306,000 during the first nine months of 2009.  The increase during the first nine months of 2009 is primarily due to increased radiologist fees as a result of new teleradiology customers.   Radiologist fees comprise approximately 60% of our accounts payable.  Since radiologist fees vary directly with revenue, this relationship will cause our accounts payable balance to vary with accounts receivable to a certain extent.

•	offset by a $110,000 increase in available cash due to the reduction in net loss for the first nine months of 2010 as compared to the first nine months of 2009.

Investing activities:

For the Nine Months Ended September 30,

2010	2009	Inc (Dec) in available cash
used $6,000	used $10,000	$4,000

We purchased $6,000 of computer equipment during the first nine months of 2010 as compared to leasing and purchasing $10,000 of computer equipment during the first nine months of 2009.

Financing activities:

For the Nine Months Ended September 30,

2010	2009	Inc (Dec) in available cash
used $9,000	provided $69,000	$(78,000)

This decrease is primarily due to the decrease in proceeds from issuance of shares during the first nine months of 2010 as compared to the first nine months of 2009.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space, computer equipment and a vehicle.

At September 30, 2010, we had a working capital surplus of $199,000 as opposed to a working capital surplus of $140,000 at the beginning of the period, an increase of $59,000.  This increase is primarily due to a $19,000 increase in accounts receivable, offset by a $50,000 increase in accounts payable during the first nine months of 2010, coupled with a $73,000 increase in cash on hand at the end of the period.  We have incurred operating losses and negative cash flows for the past two fiscal years that have been funded through the issuance of additional equity securities.  Our monthly recurring revenues remain at approximately $300,000 per month during the first nine months of 2010.  Although our cash flow has improved during 2010, we may continue to experience some cash flow shortages.  Although we anticipate meeting our operating cash flow needs entirely from the increased revenues, we may continue to sell equity securities and incur debt as needed to meet our operating needs during the remainder of 2010 and during 2011.

We anticipate that our primary uses of cash in the next year will continue to be for general operating purposes and to expand our cardiology and nuclear diagnostic services and to add video services.  We anticipate that our operating cash requirements for the next twelve months will continue to be in the range of $3,500,000 to $5,000,000.  This level of cash flow will allow us to maintain our current level of operations and introduce our new services, and we expect the revenues from operations to provide the necessary operating funds.  Our goal for 2010 remains to consistently generate operating profits in each quarter.  We expect the upward trend in recurring revenues to continue in 2010 and 2011 as we continue to add new radiological customers as well as customers for our new services.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T.  CONTROLS AND PROCEDURES

307 – Disclosure controls and procedures:  As of September 30, 2010, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, such disclosure controls and procedures were not effective.  The primary reasons for management’s conclusions are that we did not have a plan in place for implementing controls and procedures and insufficient personnel to implement checks and balances.  We believe that we will not have sufficient funds available to develop a plan in the foreseeable future.  We do not anticipate that our business will need sufficient personnel in the foreseeable future that are needed to implement checks and balances.

308T(b) – Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect this control.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

On February 18, 2009, Premier Medical Enterprise Solutions, Inc. (“Premier”) filed a complaint in the Federal District Court in Albuquerque against us and our chief executive officer.  Premier has been a customer of our XR-EXpress application.  The complaint alleges among other things breaches of (i) fiduciary duty, (ii) covenant of good faith and fair dealing and (iii) contract, along with claims of conversion and tortuous interference and seeks an accounting.  The suit seeks compensatory, punitive and exemplary damages in excess of $75,000, together with injunctive relief against unfair competition and attorney’s fees. The case is Premier Medical Enterprise Solutions, Inc. v. New Mexico Software, Inc. and Richard Govatski, Case No.  Civ – 09 – 165.

At the time suit was filed, we were making demand for payment of past due invoices and had given notice of termination of the agreement with Premier for nonpayment.  On March 9, 2009, we filed our Answer and Counterclaims for breach of contract, demanding payment in full for past due amounts owed and ongoing charges, attorney’s fees and costs and for Declaratory Judgment asserting that we properly terminated the Agreement with Premier for breach of contract, nonpayment and as a result of other misconduct by Premier. The Company has also asserted a counterclaim for money owed and malicious abuse of process. We believe the suit by Premier is without merit and are vigorously contesting the claims of Premier. We also intend to vigorously pursue our affirmative claims against Premier. The Court granted partial summary judgment to the Company on certain claims.

Trial was set to commence November 15, 2010, to resolve all remaining issues except for the Company’s malicious abuse of process claim, which was held in abeyance pending resolution of the underlying claims. Trial was cancelled because Premier filed for bankruptcy in the Middle District of Florida on November 11, 2010. The Company is now exploring its options regarding this new development.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about our unregistered sales of common stock during the nine months ended September 30, 2010:

Class of Purchaser	Aggregate Number of Shares
Vendors (1)	285,714
Doctors (2)	571,428
Directors (3)	8,000,000

(1)  The shares listed above were issued in return for services valued at $10,000.
(2)  The shares listed above were issued in return for cash totaling $20,000.
(3)  The shares listed above were issued in return for services totaling $120,000.

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

NEW MEXICO SOFTWARE, INC.

Date: November 12, 2010	By /s/ Richard F. Govatski
Richard F. Govatski, President

Date: November 12, 2010	By /s/ Teresa B. Dickey
Teresa B. Dickey, Treasurer (Principal Financial Officer)