Form 10-K
period 2010-12-31
NEW MEXICO SOFTWARE, INC
filed 2011-03-31
CIK 1101865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON DECEMBER 31, 2010 WAS: $5,721,995

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK AT MARCH 21, 2011 WAS: 144,835,595

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

Our address on the World Wide Web is www.nmxs.com.  A secondary address is also available, www.nmxc.net, which broadcasts the same information as www.nmxs.com. The information at those web sites is not part of our annual report, and we specifically disclaim any liability under federal securities law related to the web site.

Our Business

We are a developer of medical IT services and solutions that enable improved and faster communication within the healthcare community.  We provide web-based medical and general business systems software.  Our primary software is a browser-based telemedicine system that allows doctors to examine medical images in high resolution over the Internet.  In addition, we manage a network of doctors who read medical images remotely for our customers.

Our Products and Services

Telerad Service, Inc.:  We manage a network of doctors who provide medical diagnostic services.  We currently have 31 radiologists, 9 cardiologists and 2 neurologists on contract, with aggregate licensure in 48 states.  These doctors provide diagnostic reads for x-rays, ultrasounds, CT scans, echocardiograms, EKGs, nuclear bone scans and MRIs.  Our medical professionals can diagnose a case from their computer and return the results at once, cutting the time it takes for a patient to receive a diagnosis.  We operate 24 hours per day, 7 days per week, 365 days per year, providing high-quality reports with exceptional turn-around times and customer service.

We also offer a quality assurance program to our customers, providing professional peer review reads.  These reads may be provided on a randomly sampled percentage basis, or by specific request.  In addition, we provide second opinion reads for any patient who wants a second opinion about his or her medical issues.

We are in the final testing stages for our videophone service and are currently demonstrating this service to prospective customers.  Our doctors will provide neurological consultations via high-resolution video in conjunction with our XR-EXpress software.

XR-EXpress:  XR-EXpress is a secure, HIPAA-compliant system that enables medical providers to examine multiple types of medical images over the Internet.  The originating medical facility or service provider uploads medical images as high-resolution DICOM digital files to our secure servers.  (DICOM, or Digital Imaging and Communications in Medicine, is the standard for distributing and viewing any kind of medical image regardless of the origin.)  These digital files are tagged with patient information.  The independent radiologist then accesses the digital images on our secure servers through his or her own computer and returns the diagnostic report to our secure server for access by the treating physician.  XR-EXpress significantly reduces the time between the imaging event and report delivery.  Our workflow technology provides scheduling, dispatching, monitoring and reporting functions, which boosts the customer’s efficiency and productivity while enhancing patient care.  XR-EXpress is structured and delivered as a hosted model, reducing the customer’s need for capital investment in technology and eliminating technology support costs.  During 2008, we received the US Food and Drug Administration’s 510(k) clearance to market XR-EXpress as a Class II medical device. This clearance allows us to market XR-EXpress in the United States under FDA general control provisions, including requirements for annual registration of devices, good manufacturing practice, labeling, and prohibitions against misbranding and adulteration.  We believe that this will provide increased assurance to potential new customers regarding the quality of XR-EXpress, which will result in increased marketing opportunities for us in the future.

In addition to direct diagnosis, XR-Express can play a broader role in telemedicine by facilitating referrals and consultations.  XR-EXpress enables a referring hospital to instantly transmit digital diagnostic images and reports to a consulting physician, providing a means for the consulting physician to aid the attending physician in applying the appropriate care.  We believe XR-EXpress is especially useful when the patient is located a substantial distance from a Class I Trauma Facility and transport decisions must be made quickly and cost effectively.  XR-EXpress enables hospitals to avoid unnecessary transports, more effectively utilize resources, and make better triage and management decisions, thus saving money and facilitating superior patient care.

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

Business Strategy

Our greatest growth over the preceding four years has been in the medical division.  Today, there is tremendous pressure to reduce health care costs as part of overall health care reform, and it is widely acknowledged that telemedicine can and should be an integral part of health care reform.  Both the federal government and numerous state governments continue to allocate funds to initiate and improve telemedicine programs, particularly in underserved rural areas.

In an October 2010 online article entitled “Teleradiology Customer Base Evolving”, healthcare market research firm KLAS reported on its study of large and small teleradiology vendors.  Several findings supported our viewpoints about the teleradiology market.  They found that “the smaller teleradiology companies showed performance scores as high as – and in some cases higher than – large, national companies.”  The study also noted continued market growth, with “eighty percent of interviewed providers anticipating increased teleradiology volumes over the next few years.”

In addition to teleradiology, telemedicine can provide safe, effective services while reducing costs in a wide variety of medical applications, such as avoiding unnecessary patient transports, providing support for hospital overflows, providing increased services in remote or rural areas, decreasing the length of some patient stays, providing increased home management of chronic diseases, and increasing access to specialized services.  Digital diagnostics systems in particular have demonstrated significantly improved image quality over the last few years, while costs continue to decrease.  By providing enhanced diagnostic capabilities with quick turn-around times, telemedicine can potentially increase patient safety and reduce costs.

An April 2010 online article entitled “Will iPhone/iPad Revolutionize Teleradiology?” describes a report given at the 2010 annual meeting of the Radiological Society of Northern America on testing the use of iPhones for medical imaging diagnosis.  The test involved 125 CT examinations.  The report revealed that “in 124 cases they had identical diagnosis compared to a medical grade DICOM PACS workstation.”  It is anticipated that smartphones and iPads/tablets may be used in the future for preliminary reads in order to quickly facilitate further diagnosis, as well as for improved communication with patients.  We were at the forefront of the telemedicine industry in 2010 by introducing our XR-Express software applications for the iPhone, iPad and Android devices.

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

Our current strategy involves the following factors:

o
Continue to emphasize the flexibility and affordability of our products as hosted applications.  Our customers do not need extensive hardware, software, technology staff or training to use our products.  Also, we are usually able to get new customers and doctors operational within days, sometimes within hours, including training.

o
Continue to expand the services we offer.  We are focusing a large part of our efforts on expanding the functionality of our existing applications.  During 2011, we anticipate adding the following new services: expanding our cardiology service to include PET scans; expanding our orthopedics service with nuclear bone scans; expanding our neurological service to include video consultations; and offering ophthalmology service with retinal scans and oncology service with CT scans.

o	Continue to offer exceptionally prompt and thorough customer service, with outstanding quality.

o	Invest in our future by recruiting superior engineering management personnel.

Competition

Other, better-financed companies may be developing similar products that could compete with our products.  Such competition could have a material adverse effect on our business, financial condition, performance and prospects.  While the Internet technology marketplace is extremely competitive, we believe we have a first-to-market advantage with our particular combination of products.  In addition, although the current market for telemedicine and teleradiology is growing rapidly, it is also exceptionally competitive.  Other highly capitalized companies that have recognized the potentials of digital image management products and telemedicine could overwhelm our advantage with expensive and expansive media blitzes that create the perception of a dominant market presence and/or superior products.  If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations, and financial condition could be materially and adversely affected.  The risk factor inherent in the use of Open Source software development tools is the fact that a sophisticated competitor might be able to imitate our work and produce similar functionality.  Any such imitation, should it occur, could have material adverse effects on our business, financial condition, performance and prospects.

Marketing and Customers

During the last several years we have concentrated nearly all of our efforts on developing and growing our medical services business.  During this time, our most effective marketing tool has been customer referrals and direct sales.  During 2011, we plan to continue this approach, along with targeted trade shows and occasional direct marketing to potential XR-Express and Telerad Service customers, to further build our customer base and to sustain our progress in growing our revenues.  Overall, we anticipate that our customer base will continue to broaden in the next year as we expand our services, particularly for Telerad Service, giving more stability, steady growth, and predictability to our revenues.

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

Government Regulation

Our telemedicine SaaS and Telerad Services operations, products, and services are all subject to regulations set forth by various federal, state and local regulatory agencies. We take measures to ensure our compliance with all such regulations as promulgated by these agencies from time to time.  The Federal Communications Commission sets certain standards and regulations regarding communications and related equipment.

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

There are currently few laws and regulations directly applicable to the Internet.  It is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services.  The growth of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business online. We do not offer consumer products.  Tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes.

We have received FDA approval for our XR-EXpress product and therefore we operate within the guidelines set forth by the FDA.  XR-EXpress is used by our external customers and by Telerad Service, Inc. for diagnostic reads.

Employees

As of March 1, 2011, we had 14 full-time and four part-time staff, including four in systems engineering and quality assurance; nine in customer support; and five in administration.  We also have 31 radiologists, nine cardiologists and 2 neurologists on contract for Telerad Service.

Item 1A.  Risk Factors

A small number of customers represent a large amount of our revenues and the loss of such customers will result in a significant decrease in revenues and threaten our ongoing operations.

During the year ended December 31, 2010, one customer accounted for 29% of our revenue.  During the year ended December 31, 2009, three customers accounted for 48% of our revenues.  The loss of such customers would result in a significant decrease in our revenues.  Such decrease would negatively impact our growth and threaten our ongoing operations.

A small number of customers represent a large amount of our accounts receivable and the failure to collect those balances will result in a significant decrease in cash flow and threaten our ongoing operations.

As of December 31, 2010, balances due from two customers comprised 38% of total accounts receivable.  Failure to collect these balances would result in a significant decrease in our working cash flow.  Such decrease would negatively impact our growth and threaten our ongoing operations.

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

We expect our business and number of employees to continue to grow over the next 12 months, particularly as Telerad Service continues to add new customers.  Our growth may place significant stress on our operations, management, employee base, and particularly on our ability to meet capital requirements necessary to support our growth.  Any failure to address the needs of our growing business successfully could have a negative impact on our chance of success.

Our occasional reliance on issuances of shares of our common stock for services performed for us in lieu of paying for such services will result in dilution of your investment and possible downward pressure on the market price for our shares of common stock.

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

The markets for telemedicine in general and teleradiology in particular are exceptionally competitive and continue to experience rapid changes in technology, pricing and services offered.  Potential government intervention in the form of health care reform may increase these factors.  In addition, the technology used in these industries is rapidly changing.  If we are not able to continually adapt to the changing market conditions, we may experience difficulties attracting and retaining customers, which could have a materially adverse effect on our revenues and operations.

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

ITEM 3.  LEGAL PROCEEDINGS

On February 18, 2009, Premier Medical Enterprise Solutions, Inc. (“Premier”) filed a complaint in the Federal District Court in New Mexico against us and our chief executive officer.  Premier has been a customer of our XR-EXpress application.  The complaint alleges among other things breaches of (i) fiduciary duty, (ii) covenant of good faith and fair dealing and (iii) contract, along with claims of conversion and tortuous interference and seeks an accounting.  The suit seeks compensatory, punitive and exemplary damages in excess of $75,000, together with injunctive relief against unfair competition and attorney’s fees. The case is Premier Medical Enterprise Solutions, Inc. v. New Mexico Software, Inc. and Richard Govatski, Case No. Civ 09–165.

At the time suit was filed, we were making demand for payment of past due invoices and had given notice of termination of the agreement with Premier for nonpayment.  On March 9, 2009, we filed our Answer and Counterclaims for breach of contract, demanding payment in full for past due amounts owed and ongoing charges, attorney’s fees and costs and for Declaratory Judgment asserting that we properly terminated the Agreement with Premier for breach of contract, nonpayment and as a result of other misconduct by Premier. The Company also asserted a counterclaim for money owed and malicious abuse of process. We believe the suit by Premier is without merit and are vigorously contesting the claims of Premier. We have also vigorously pursued our affirmative claims against Premier.

On October 25, 2010, the Court granted partial summary judgment in our favor effectively dismissing Premier’s claim of tortuous interference. Trial was set to commence November 15, 2010, to resolve all remaining issues except for the Company’s malicious abuse of process claim, which is being held in abeyance pending resolution of the underlying claims.

On November 11, 2010, Premier filed for reorganization in bankruptcy in the Middle District of Florida, Case No. 9:10-bk-27310.  We filed a proof of claim in the bankruptcy case for $1,045,156.65 for amounts due for services rendered, attorneys’ fees and damages arising from malicious abuse of process, should the Company’s claim on that issue be resolved favorably to the Company. The claim is the largest filed by a creditor not affiliated with Premier as an executive employee.  Premier asserted that the bankruptcy court had jurisdiction over the lawsuit set for trial in New Mexico, and it argued the case should be heard by the bankruptcy court.  By Order entered on March 17, 2011, the bankruptcy court granted the Company’s motion to have the trial conducted in Federal District Court in New Mexico.  We do not have a trial date set at the date of this report. Premier has filed a motion to dismiss the bankruptcy case.  We are opposing the dismissal and have filed a motion to convert the bankruptcy into a liquidation of Premier by an independent trustee. The hearing on the motions to dismiss and to convert is set for April 7, 2011.

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

	Quarter	High	Low
FISCAL YEAR ENDED	First	$0.084	$0.052
DECEMBER 31, 2009	Second	$0.076	$0.045
	Third	$0.070	$0.040
	Fourth	$0.049	$0.033

FISCAL YEAR ENDED	First	$0.040	$0.030
DECEMBER 31, 2010	Second	$0.035	$0.020
	Third	$0.051	$0.014
	Fourth	$0.045	$0.030

FISCAL YEAR ENDED	First	$0.048	$0.032
DECEMBER 31, 2011

Recent Sales of Unregistered Securities

The following table sets forth information about our unregistered sales of common stock during the year ended December, 2010:

Class of Purchaser	Aggregate Number of Shares	Consideration
Directors (4 persons)	8,000,000	$120,000
Employees (2 person)	1,500,000	$53,000
Contractors (1 persons)	285,714	$10,000
Contract Doctors (2 persons)	857,143	$30,000

Shares issued to our directors were for services rendered during 2010 and services to be rendered during 2011.  Shares issued to our employees were issued as bonuses.  Shares issued to contractors were in payment of invoices.  Shares issued to our contract radiologists were payment for services.

We did not pay and to our knowledge no one acting on our behalf or paid any commissions of other compensation with respect to the sales identified in the foregoing table.  We made the sale directly to each purchaser for the consideration stated in the table.  We used cash which would have been needed to pay these persons, but for the issue of the shares, for working capital in payment of current obligations.  Each purchaser acknowledged the investment nature of the transaction and a legend was placed on each certificate, prohibiting public resale of the shares, except in compliance with Rule 144.  We believe each purchaser has either (a) such relationship with us or (b) such knowledge and experience in business and financial transactions that he or she is able to understand and evaluate the risks and merits of investment in our common stock.  We relied upon the exemption from the registration requirement of the Securities Act of 1933, as amended (the “Act”) provided in Section 4(2) of the Act and the rules and regulations thereunder, on grounds that these sales did not involve a public offering within the meaning of the Act.

No shares were issued in 2010 pursuant to stock issuance plans and related registration statements on Form S-8.

Shareholders

As of March 21, 2011, there were 362 holders of record of our common shares.

Dividends

We did not declare any cash dividends on our common stock during the year ended December 31, 2010.  We have no plans to pay any dividends to the holders of our common stock in 2011.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

OVERVIEW

Our medical division continues to provide significant growth opportunities for us.  Because of the potential opportunities in telemedicine as health care reform in the united States focuses on reducing health care costs, we are continuing to concentrate the majority of our marketing and expansion efforts in this area during 2011.   We believe that we can continue to take advantage of the growth in the telemedicine market during the next few years to further expand our customer base and our revenues.

Through December 31, 2010, we have realized revenues from five primary sources:

1.	radiological services
2.	software usage fees
3.	software hosting and maintenance services
4.	cardiology services
5.	custom programming services

We also occasionally realize revenues from scanning services, hardware sales associated with the sales of our software products and other services.

At this time, gross profit is our key indicator of operating progress.  Telerad Service generated a gross profit percentage of 19% during 2010 as compared to 18% during 2009.  Approximately 82% of the cost of services for Telerad Service is doctor fees, which are directly related to revenues.  Therefore, we expect this percentage to remain relatively stable during 2011.  Telerad Service accounted for approximately 82% of the company’s gross revenues during 2010.  We generated a gross profit percentage of 50% during 2010 as compared to 62% during 2009.  As a result, our overall gross profit percentage was 22% during 2010 and 26% during 2009.  The primary reason for the decrease was the reduction in software hosting revenues during 2010.  Since almost none of New Mexico Software’s cost of services varies directly with revenues, the loss of revenues negatively impacts the gross profit percentage.

Our normal general and administrative expenses (including depreciation, R&D and interest expense, but not including legal fees related to the legal proceedings described in Part II) continue to be approximately $250,000 per quarter.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  As such, in accordance with the use of accounting principles generally accepted in the United States, our actual realized results may differ from management’s initial estimates as reported.  A summary of our significant accounting policies is detailed in the notes to the financial statements, which are an integral component of this filing.

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

See Note B to our Consolidated Financial Statements for a full discussion of our critical accounting policies and estimates.

RESULTS OF OPERATIONS

Revenues:

For the Year Ended December 31,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$3,485,000	$3,660,000	$(175,000)	(4.8)%

These changes are a result of the following factors:

1.  Radiological services:

For the Year Ended December 31,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$2,942,000	$2,979,000	$(37,000)	(1.2)%

Since beginning operations in June 2008, we generally have added several new customers per month to our radiological services business, and this business segment continues to grow at this rate.  However, during 2010 we lost two medium-level customers which accounts for the slight decrease in revenues during 2010 as compared to 2009.

2.  Software usage fees:

For the Year Ended December 31,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$370,000	$414,000	$(44,000)	(10.6)%

This decrease is primarily the result of the termination of the account associated with the legal proceedings described in Part I, Item 3.  Although we are still adding new XR-EXpress customers, the rate of growth has slowed significantly during 2009 and 2010.  We expect these revenues to increase slightly during 2011, as we continue to focus on growing the medical division.

3.  Software hosting and maintenance:

For the Year Ended December 31,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$125,000	$222,000	$(97,000)	(43.7)%

This decrease is a result of our increased focus on our medical division and our decreased focus on our older enterprise-level software applications that were developed prior to DFC3 and XR-EXpress.  As a result, we have lost several customers that were using these older enterprise systems, while almost all of our new customers are using our medical software (we charge usage fees for the medical software, rather than hosting fees).  Software maintenance consists mainly of hosting and managing our customers’ data on our systems, and to a lesser extent includes technical support programs associated with our products.   We expect revenues in this category to decrease further during the coming year, as we continue to focus our efforts on building our medical division.

4.  Quality assurance services:

For the Year Ended December 31,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$0	$13,000	$(13,000)	(100.0)%

We made the decision at the beginning of 2010 to include quality assurance services with our radiological services rather than to bill separately for them.

5.  Cardiology services:

For the Year Ended December 31,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$27,000	$0	$27,000	100.0%

We began offering cardiology services during the first quarter of 2010.  We expect this revenue category to increase during 2011 as we continue to add new customers.

6.  Custom programming:

For the Year Ended December 31,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$19,000	$9,000	$10,000	111.1%

We began one custom programming project for a new customer during the fourth quarter of 2010.  We do not anticipate significant revenues in this category during 2011, although we continue to offer programming services for customer database integration, and for other projects for our existing and new customers.

7.  Software sales and licenses and scanning services:

For the Year Ended December 31,

	2010	2009	Increase (Decrease)	Percent Inc (Dec)
Software sales and licenses	$2,000	$0	$2,000	100%
Scanning services	$0	$23,000	$(23,000)	(100)%

•	The increase in software sales and licenses during 2010 is due to the renewal of a license for an existing customer. We do not anticipate further software sales during 2011.
•
We had one major scanning project in 2009 that was a continuation of a project started during 2006, and no scanning projects during 2010.  Although we still offer scanning, we are not emphasizing this service, so we do not anticipate any major projects in the future.

Cost of services:

For the Year Ended December 31,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$2,670,000	$2,713,000	$(43,000)	(1.6)%

Approximately 85% of the cost of services for the year ended December 31, 2010 is related to Telerad Service.  These costs consist of radiologist and cardiologist fees, management fees, professional credentialing and professional liability insurance. The majority of these costs are directly related to revenues.  The decrease in these costs during 2010 as compared to 2009 is primarily due to two factors:  doctor fees decreased approximately $84,000 due to decreased volume of reads during 2010 as compared to 2009, and professional liability insurance increased approximately $48,000 based on increased volume of reads during 2009.

General and administrative expenses:

For the Year Ended December 31,

	2010	2009	Increase (Decrease)	Percent Inc (Dec)
Legal expenses	$146,000	$184,000	$(38,000)	(20.7)%
Other G&A expenses	$706,000	$774,000	$(68,000)	(8.8)%

The decrease in general and administrative expenses is primarily due to the loss of one administrative employee for Telerad Service.  The decrease in legal expenses is due to the legal proceedings described in Part I, Item 3 above.

Research and development costs:

For the Year Ended December 31,

2010	2009	Increase (Decrease)	Percent Inc (Dec)
$60,000	$62,000	$(2,000)	(3.2)%

During 2010, over 90% of our research and development costs were directly associated with staffing.  In the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software that require modification.  Management anticipates that research and development costs in the future will focus both on the upgrading of our existing products and the continued development of new products using our core technology; therefore they will remain relatively stable or perhaps increase slightly during the coming year.

Depreciation and bad debt expense:

For the Year Ended December 31,

	2010	2009	Increase (Decrease)	Percent Inc (Dec)
Depreciation expense	$18,000	$32,000	$(14,000)	(43.8)%
Bad debt expense	$210,000	$20,000	$190,000	950.0%

The decrease in depreciation expense is due to assets being fully depreciated during 2010.  The increase in bad debt expense is due to the write-off of the account involved in the legal proceedings described in Part I, Item 3 above.

Other income (expense):

For the Year Ended December 31,

	2010	2009	Increase (Decrease)	Percent Inc (Dec)
Interest income	$14,000	$22,000	$(8,000)	(36.4)%
Gain on sale of obsolete inventory	$1,000	$0	$1,000	100.0%

Interest expense	$14,000	$33,000	$(19,000)	(57.6)%
Inventory obsolescence	$0	$16,000	$(16,000)	(100.0)%

•	The decrease in interest income is primarily due to the termination during 2010 of the customer account associated with the legal proceedings described in Part I, Item 3 above.
•	The gain on sale of obsolete inventory is due to the sale during 2010 of certain inventory items on hand that were written off during 2009.
•	The decrease in interest expense is related to a reduction in past-due obligations due to improved cash flow during 2010 as compared to 2009.
•
Inventory obsolescence resulted from the write-down of inventory balances during 2009 to reflect the loss of market value, as well as the fact that we are no longer offering hardware items for sale to our XR-Express and DFC3 customers.

REPORTABLE SEGMENTS

In May 2008, we began operating Telerad Service, Inc. (TRS).  In May 2009, we began operating Radiology QA (RQA).  In July 2009, we decided to include our quality assurance services as part of our teleradiology services and, as a result, merged RQA into TRS.  Information about our reportable segments for the year ended December 31, 2010 and 2009 is reflected in the following table:

	2010			2009
	NMS	TRS	TOTAL	NMS	TRS	TOTAL
Revenue	$516,000	$2,969,000	$3,485,000	$668,000	$2,992,000	$3,660,000

Cost of services	264,000	2,406,000	2,670,000	263,000	2,450,000	2,713,000
General and administrative	252,000	454,000	706,000	244,000	530,000	774,000
Legal fees	146,000	0	146,000	181,000	3,000	184,000
Depreciation	13,000	5,000	18,000	27,000	5,000	32,000
Research and development	60,000	0	60,000	62,000	0	62,000
Bad debt expense	210,000	0	210,000	2,000	18,000	20,000
Operating income (loss)	$(429,000)	$104,000	$(325,000)	$(111,000)	$(14,000)	$(125,000)

Total assets	$145,000	$587,000	$732,000	$259,000	$688,000	$947,000

A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

	2010	2009
Segment's operating loss	$(325,000)	$(125,000)
Other income (expense)	1,000	(27,000)
Consolidated net loss	$(324,000)	$(152,000)

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, cash and cash equivalents totaled $188,000, representing a $77,000 increase from the beginning of the period.  The increase in available cash was due to a combination of several factors during the year:

Operating activities:

For the Year Ended December 31,

2010	2009	Inc (Dec) in available cash
$98,000 Provided	$61,000 Used	$159,000

The increase in available cash from operations during 2010 as compared to 2009 is mainly due to a combination of the following major factors:

•	Accounts receivable decreased by $96,000 during 2010 as compared to increasing by $373,000 during 2009, providing an increase in available funds of $469,000.
•	Accounts payable decreased by $8,000 during 2010 as compared to increasing by $373,000 during 2009, constituting a decrease of available funds of $381,000 during 2010.
•
Net loss during 2010 was $324,000 as compared to $152,000 during 2009, constituting an apparent decrease in available funds during 2010.  However, the net loss for 2010 is offset by the write-off of $210,000 in bad debt, which did not involve a use of cash.

Investing activities:

For the Year Ended December 31,

2010	2009	Inc (Dec) in available cash
$18,000 Used	$10,000 Used	$(8,000)

We leased additional computer equipment during 2010 for new software development and to provide additional storage capacity.

Financing activities:

For the Year Ended December 31,

2010	2009	Inc (Dec) in available cash
$3,000 Used	$114,000 Provided	$(117,000)

We received no cash for stock sales during 2010 as compared to receiving $39,000 in return for stock sales and $90,000 for the exercise of options during 2009.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space.

At December 31, 2010 we had a working capital deficit of $20,000 as opposed to a working capital surplus of $140,000 at the end of 2009.  The deficit at the end of 2010 is primarily a result of the write-off of the account associated with the legal proceedings described in Part I, Item 3.  We may continue to sell equity securities and incur debt as needed to meet our operating needs during 2011.

We anticipate that our primary uses of cash in the next year will continue to be for general operating purposes.  We anticipate our operating cash requirements for the next twelve months again to be in the range of $4,000,000 to $5,000,000.  This level of cash flow will allow us to maintain our current level of operations and allow for modest growth.  Profitability remains our primary goal.

ITEM 8. FINANCIAL STATEMENTS

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New Mexico Software, Inc.
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheet of New Mexico Software, Inc. as of December 31, 2010, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Mexico Software, Inc. as of December 31, 2010, and the related statements of operations, stockholders’ equity and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the financial statements, the Company has an accumulated deficit of $15,122,000 since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note A.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seale and Beers, CPAs
Las Vegas, Nevada
March 31, 2011

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the financial statements, the Company is dependent on raising capital to fund operations.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note A.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Beckstead and Watts, LLP

Henderson, NV

March 29, 2010

New Mexico Software, Inc. Consolidated Balance Sheets (Rounded to the nearest thousand)

	December 31,	December 31,
	2010	2009
Assets

Current assets:
Cash and equivalents	$188,000	$111,000
Accounts receivable, net	430,000	736,000
Prepaid expenses and other assets	53,000	46,000
Total current assets	671,000	893,000

Furniture, equipment and improvements, net	57,000	65,000
Security deposits	4,000	4,000

Total Assets	$732,000	$962,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$647,000	$655,000
Accrued expenses	31,000	50,000
Customer deposits	3,000	21,000
Deferred revenue	6,000	17,000
Capital lease	4,000	10,000
Total current liabilities	691,000	753,000

Long-term liabilities
Capital lease - long-term portion	3,000	-
Total long-term liabilities	3,000	-

Total liabilities	694,000	753,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized,
0 shares issued and outstanding as of 12/31/10	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 144,835,595 and 134,192,738 shares issued and
outstanding as of 12/31/10 and 12/31/09, respectively	145,000	134,000
Paid-in capital	15,054,000	14,852,000
Subscriptions payable	21,000	21,000
Deferred compensation	(60,000)	-
Accumulated deficit	(15,122,000)	(14,798,000)
Total stockholders' equity	38,000	209,000

Total Liabilities and Stockholders' Equity	$732,000	$962,000

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Consolidated Statements of Operations
(Rounded to the nearest thousand)

	For the years ended
	December 31,
	2010	2009

Revenues
Radiological services	$2,942,000	$2,979,000
Software usage fees	370,000	414,000
Software hosting and maintenance	125,000	222,000
Quality assurance services	-	13,000
Cardiology services	27,000	-
Custom programming	19,000	9,000
Software sales and licenses	2,000	-
Scanning services	-	23,000
Gross revenues	3,485,000	3,660,000

Cost of services	2,670,000	2,713,000

Gross profit	815,000	947,000

Operating costs and expenses:
General and administrative	706,000	774,000
Legal fees	146,000	184,000
Depreciation and amortization	18,000	32,000
Research and development	60,000	62,000
Bad debt	210,000	20,000
Total operating costs and expenses	1,140,000	1,072,000

Net operating loss	(325,000)	(125,000)

Other income (expense):
Interest expense	(14,000)	(33,000)
Interest income	14,000	22,000
Gain on sale of obsolete inventory	1,000	-
Inventory obsolescence	-	(16,000)
Total other income (expense)	1,000	(27,000)

Net loss	$(324,000)	$(152,000)

Loss per share - basic	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding - basic	138,293,912	130,595,893

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Consolidated Statements of Stockholders' Equity
(Rounded to the nearest thousand)

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Payable	(Deficit)	Equity

Balance, December 31, 2008	-	$-	127,948,261	$128,000	$14,606,000	$(102,000)	$21,000	$(14,646,000)	$7,000

Issuance of common stock
for services			1,363,552	1,000	64,000				65,000

Issuance of common stock
for cash	-	-	1,880,925	2,000	95,000	-	-	-	97,000

Issuance of common stock
for exercise of options			3,000,000	3,000	87,000				90,000

Compensation earned	-	-	-	-	-	102,000	-	-	102,000

Net (loss)
For the year ended
December 31, 2009	-	-	-	-	-	-	-	(152,000)	(152,000)

Balance, December 31, 2009	-	$-	134,192,738	$134,000	$14,852,000	$-	$21,000	$(14,798,000)	$209,000

Issuance of common stock
for services			2,642,857	3,000	90,000				93,000

Issuance of common stock to board
members and officers for future services			8,000,000	8,000	112,000	(120,000)			-

Compensation earned by board
members and officers	-	-	-	-	-	60,000	-	-	60,000

Net (loss)
For the year ended
December 31, 2010	-	-	-	-	-	-	-	(324,000)	(324,000)

Balance, December 31, 2010	-	$-	144,835,595	$145,000	$15,054,000	$(60,000)	$21,000	$(15,122,000)	$38,000

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Consolidated Statements of Cash Flows
(Rounded to the nearest thousand)

	For the years ended
	December 31,
	2010	2009
Cash flows from operating activities
Net loss	$(324,000)	$(152,000)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	93,000	167,000
Common stock issued for services to board members and officers	60,000	-
Bad debt expense	210,000	-
Depreciation and amortization	18,000	32,000
Depreciation and amortization allocated to cost of goods sold	8,000	9,000
Changes in operating assets and liabilities:
Accounts receivable	96,000	(373,000)
Inventory	-	18,000
Prepaid expenses and other assets	(7,000)	(41,000)
Accounts payable	(8,000)	373,000
Customer deposits	(18,000)	1,000
Accrued expenses	(19,000)	(84,000)
Deferred revenue	(11,000)	(11,000)
Net cash provided (used) by operating activities	98,000	(61,000)

Cash flows from investing activities
Acquisition of fixed assets	(18,000)	(10,000)
Net cash used by investing activities	(18,000)	(10,000)

Cash flows from financing activities
Repayment of principal under capital lease	(3,000)	(15,000)
Subscriptions payable	-	-
Net proceeds from the issuance of common stock	-	129,000
Net cash (used) provided by financing activities	(3,000)	114,000

Net increase in cash equivalents	77,000	43,000
Cash equivalents - beginning	111,000	68,000
Cash equivalents - ending	$188,000	$111,000

Supplemental disclosures:
Interest paid	$5,000	$26,000

Shares issued for exercise of options	$-	$90,000

Assets acquired under capital lease	$8,000	$-

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

[2] Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $15,122,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Should the sale of software involve an arrangement with multiple elements (for example, the sale of a software license along with the sale of maintenance and support to be delivered over the contract period), the Company allocates revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. The Company defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount at the time of the delivery of the product or when all other revenue recognition criteria have been met. Fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals of maintenance contracts. Fair value of services, such as training or consulting, is based upon separate sales of these services to other customers.  The Company follows the guidance in ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with ASC 605-25.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At December 31, 2010 and December 31, 2009, there were no custom software development arrangements in progress.

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

[2] Cash and cash equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At December 31, 2010, the Company did not have cash and equivalents that exceeded federally insured limits.

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

The Company also estimates an allowance for doubtful accounts, which amounted to $38,000 and $47,000 at December 31, 2010 and 2009, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, for the years ended December 31, 2010 and 2009 totaled $210,000 and $20,000, respectively.

New Mexico Software, Inc.
Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[4] Inventory:

Inventory, which is composed of component parts and finished goods, is valued at cost on a specific identity basis for those items with serial numbers.  The remainder of the inventory is valued at the lower of first-in-first-out (FIFO) cost or market.  On a quarterly basis, management compares the inventory on hand with our records to determine whether write-downs for excess or obsolete inventory are required.  Write-downs of $0 and $16,000 for obsolete inventory are included in expenses for 2010 and 2009, respectively.

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

[7] Per share data:

The basic per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock.  All potentially dilutive securities have been excluded from the computations since they would be antidilutive, however, these dilutive securities could potentially dilute earnings per share in the future. Options and warrants exercisable for 3,068,500 and 5,100,795 shares of common stock have been excluded from the diluted loss per share calculation for the years ended December 31, 2010 and 2009, respectively, because inclusion of such would be antidilutive.

[8] Research and development expenses:

Costs of research and development activities are expensed as incurred.

[9] Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $8,000 and $0 for the years ended December 31, 2010 and 2009, respectively.

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

[12] Stock-based compensation:

The Company adopted ASC Topic 505, Share-Based Payment, effective January 1, 2006. ASC 505 requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company provides newly issued shares to satisfy stock option exercises.  There were 0 and 0 option awards granted to employees and directors in the years ended December 31, 2010 and 2009, respectively.  During the years ended December 31, 2010 and 2009, the Company recorded $0 and $68,000, respectively, in expense related to option grants to employees and directors in 2007.

[13] Software development:

The Company accounts for computer software development costs in accordance with ASC 985, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs. Technological feasibility is generally achieved upon satisfactory beta test results. Upon achieving technological feasibility, programming costs are capitalized and amortized over the economic useful life which is estimated to be two years. There were no capitalized software development costs as of December 31, 2010 and 2009.

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

NOTE C - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of December 31, 2010 and 2009 consisted of the following:

	2010	2009
Computers	$430,000	$421,000
Furniture, fixtures and equipment	130,000	121,000
Automobiles	41,000	41,000
Leasehold improvements	20,000	20,000
	621,000	603,000
Accumulated depreciation	(564,000)	(538,000)
	$57,000	$65,000

Depreciation expense for the years ended December 31, 2010 and 2009 was $18,000 and $32,000, respectively.

NOTE D – STOCKHOLDERS’ EQUITY

Common stock:

During the year ended December 31, 2010, the Company effected the following stock transactions:

The Company issued a total of 2,642,857 shares of the Company’s $0.001 par value common stock to outside contractors in exchange for services rendered valued at $93,000.

The Company issued a total of 8,000,000 shares of the Company’s $0.001 par value common stock to its board members and officers in exchange for future services valued at $120,000.  $60,000 of the compensation was earned during 2010 and is included in expense for the year ended December 31, 2010.

Treasury stock:

The Company effected no treasury stock transactions during the year ended December 31, 2010.

New Mexico Software, Inc.
Notes to Consolidated Financial Statements

NOTE D – STOCKHOLDERS’ EQUITY (CONTINUED)

Warrants:

During the year ended December 31, 2010, there were no warrants issued or exercised.

The following is a summary of warrants outstanding as of December 31, 2010:

Number of Warrants	Exercise Price	Expiration Date
700,000	$0.15	June 29, 2011

All warrants outstanding as of December 31, 2010 are exercisable.

Stock options:

Stock options employees and directors – During the years ended December 31, 2010 and 2009, the Company made no grants of stock options to employees or directors.

Stock options non-employees and directors – During the years ended December 31, 2010 and 2009, the Company made no grants of stock options for services.

Exercise prices and weighted-average contractual lives of stock options outstanding as of December 31, 2010 are as follows:

Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable
$0.01-$0.04	9,500,000	5.86	$0.03	9,500,000
$0.05-$0.30	1,762,250	1.86	$0.06	1,762,250

New Mexico Software, Inc.
Notes to Consolidated Financial Statements

NOTE D – STOCKHOLDERS’EQUITY (CONTINUED)

Summary of Options Granted and Outstanding:

	For the Years Ended December 31,
	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	11,489,250	$0.04	14,805,000	$0.04
Granted	0	$0.00	0	$0.00
Cancelled	(227,000)	$0.21	(315,750)	$0.08
Exercised	0	$0.00	(3,000,000)	$0.03
Outstanding at end of year	11,262,250	$0.04	11,489,250	$0.04

During the year ended December 31, 2010, no options were granted.

NOTE E - INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of December 31, 2010, the Company had net operating loss carryforwards of approximately $15,122,000, which expire in varying amounts between 2017 and 2028. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward.

At December 31, 2010 and 2009, the Company had a federal operating loss carry forward of $15,122,000 and $14,798,000, respectively.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2010	2009
Deferred tax assets:
Net operating loss carry forward	$4,676,000	$4,660,000
Stock based compensation	153,000	65,000

Total deferred tax assets	4,829,000	4,725,000
Less: Valuation Allowance	(4,829,000)	(4,725,000)

Net Deferred Tax Assets	$--	$--

New Mexico Software, Inc.
Notes to Consolidated Financial Statements

NOTE E - INCOME TAXES (CONTINUED)

The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $4,829,000 and $4,725,000, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would be realized as of December 31, 2010 and 2009.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2010	2009

Federal statutory tax rate	(25.0)%	(25.0)%
State taxes, net of federal tax benefit	(5.0)%	(5.0)%
Permanent difference and other	30.0%	30.0%

Effective tax rate	0%	0%

NOTE F - MAJOR CUSTOMERS

During the year ended December 31, 2010, one customer accounted for 29% of the Company's revenue.  During the year ended December 31, 2009, three customers accounted for 48% of the Company's revenue.

As of December 31, 2010, balances due from two customers comprised 38% of total accounts receivable.

NOTE G - REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on separate lines of business. New Mexico Software (NMS) derives revenues from the development and marketing proprietary internet technology-based software and Telerad Service (TRS) provides radiological services. Information related to the Company's reportable segments for 2010 is as follows:

	NMS	TRS	TOTAL
Revenue	$516,000	$2,969,000	$3,485,000

Cost of services	264,000	2,406,000	2,670,000
General and administrative	252,000	454,000	706,000
Legal fees	146,000	0	146,000
Depreciation	13,000	5,000	18,000
Research and development	60,000	-	60,000
Bad debt expense	210,000	-	210.000

Operating income (loss)	$(429,000)	$104,000	$(325,000)

Total assets	$145,000	$587,000	$732,000

New Mexico Software, Inc.
Notes to Consolidated Financial Statements

NOTE G - REPORTABLE SEGMENTS (CONTINUED)

A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

Segment’s operating loss	$	(325,000)
Other income (expense)		1,000
Consolidated net loss	$	(324,000)

NOTE H – COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring on April 30, 2014.  The Company also leases one automobile.  Future minimum lease payments as of December 31, 2010 are as follows:

Year	Amount
2011	62,000
2012	61,000
2013	59,000
2014	20,000

Rent expense for the years ended December 31, 2010 and 2009 amounted to $66,000 and $61,000, respectively.

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2010. The agreement allows for a one-year renewal option unless terminated by either party.  Base salary is $60,000 per annum with available additional cash compensation as defined in the agreement.   Base salary for the year ended December 31, 2010 under the previous contract was $60,000 per annum with available additional cash compensation as defined in the agreement.  Compensation under this agreement of $60,000 is included in general and administrative expenses for the year ended December 31, 2010.  The non-competition agreement commences upon the termination of the employment agreement for a period of one year.   As of December 31, 2010, there was a total of $0 in accrued payroll for this executive.

NOTE I – LEGAL PROCEEDINGS

On February 18, 2009, Premier Medical Enterprise Solutions, Inc. (“Premier”) filed a complaint in the Federal District Court in New Mexico against us and our chief executive officer.  Premier has been a customer of our XR-EXpress application.  The complaint alleges among other things breaches of (i) fiduciary duty, (ii) covenant of good faith and fair dealing and (iii) contract, along with claims of conversion and tortuous interference and seeks an accounting.  The suit seeks compensatory, punitive and exemplary damages in excess of $75,000, together with injunctive relief against unfair competition and attorney’s fees. The case is Premier Medical Enterprise Solutions, Inc. v. New Mexico Software, Inc. and Richard Govatski, Case No. Civ 09–165.

New Mexico Software, Inc.
Notes to Consolidated Financial Statements

NOTE I – LEGAL PROCEEDINGS (CONTINUED)

At the time suit was filed, we were making demand for payment of past due invoices and had given notice of termination of the agreement with Premier for nonpayment.  On March 9, 2009, we filed our Answer and Counterclaims for breach of contract, demanding payment in full for past due amounts owed and ongoing charges, attorney’s fees and costs and for Declaratory Judgment asserting that we properly terminated the Agreement with Premier for breach of contract, nonpayment and as a result of other misconduct by Premier. The Company also asserted a counterclaim for money owed and malicious abuse of process. We believe the suit by Premier is without merit and are vigorously contesting the claims of Premier. We have also vigorously pursued our affirmative claims against Premier.

On October 25, 2010, the Court granted partial summary judgment in our favor effectively dismissing Premier’s claim of tortuous interference. Trial was set to commence November 15, 2010, to resolve all remaining issues except for the Company’s malicious abuse of process claim, which is being held in abeyance pending resolution of the underlying claims.

On November 11, 2010, Premier filed for reorganization in bankruptcy in the Middle District of Florida, Case No. 9:10-bk-27310.  We filed a proof of claim in the bankruptcy case for $1,045,156.65 for amounts due for services rendered, attorneys’ fees and damages arising from malicious abuse of process, should the Company’s claim on that issue be resolved favorably to the Company. The claim is the largest filed by a creditor not affiliated with Premier as an executive employee.  Premier asserted that the bankruptcy court had jurisdiction over the lawsuit set for trial in New Mexico, and it argued the case should be heard by the bankruptcy court.  By Order entered on March 17, 2011, the bankruptcy court granted the Company’s motion to have the trial conducted in Federal District Court in New Mexico.  We do not have a trial date set at the date of this report. Premier has filed a motion to dismiss the bankruptcy case.  We are opposing the dismissal and have filed a motion to convert the bankruptcy into a liquidation of Premier by an independent trustee. The hearing on the motions to dismiss and to convert is set for April 7, 2011.

The Company wrote off $210,000 of accounts receivable to bad debt expense upon notice of Premier’s formal notice of bankruptcy status on November 11, 2010.

NOTE J – SUBSEQUENT EVENTS

 The Company has evaluated subsequent events through March 31, 2011, the date which it has made its financial statements available, and has identified no significant reportable events through that date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two most recent fiscal years, there have been no disagreements with Seale & Beers, LLP, our independent auditor for the year ended December 31, 2010, or with Beckstead & Watts, LLP, our independent auditor for the year ended December 31, 2009, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.  CONTROLS AND PROCEDURES

307 – Disclosure controls and procedures:  As of December 31, 2010, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.  Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, such disclosure controls and procedures were not effective.

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

308T(a)(3) – Evaluation of our internal control over financial reporting: Pursuant to Rule 15d–15 of the Exchange Act, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010.   Based on this evaluation, our management, with the participation of our principal executive and principal financial officers, concluded that our internal control over financial reporting was not effective as of December 31, 2010.  Management has identified the following material weakness in our internal control over financial reporting:

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

Name	Age	Position	Director Since
Richard F. Govatski	66	Chairman, President and Chief Executive Officer	1999
Teresa B. Dickey	67	Director, Secretary & Treasurer	2002
John E. Handley	49	Director	2003
Frank A. Reidy	69	Director	2005

Our directors serve terms of one year and are generally elected at each annual stockholders meeting; although there is no assurance we will hold a stockholders’ meeting annually. We have identified our independent directors using the definition of independence contained in the NASDAQ listing rules.  Our executive officers are elected by the board of directors and their terms of office are at the discretion of the board of directors, subject to terms and conditions of their respective employment agreements which we expect to enter into after the registration of which this prospectus is a part is effective.  We have the authority under Nevada law and our bylaws to indemnify our directors and officers against certain liabilities.  We have been informed by the U.S. Securities and Exchange Commission that indemnification against violations of federal securities law is against public policy and therefore unenforceable.

Our board of directors does not have audit compensation, nominating, audit committees or any other committees.  Our board of directors has not adopted a code of ethics.

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

JOHN E. HANDLEY is one of our independent directors.  He has been self-employed since September 2002 as a telecommunications consultant.  From August 1987 until August 2002 he was employed, as an associate partner (from September 1997 until August 2000) and as a partner (September 2000 until August 2002), by Accenture LLP, a business and technology consulting and outsourcing company.  He received his Bachelor of Arts degree in Psychology and Business from Roanoke College in 1983.  Thereafter, he received his Masters in Business Administration from Virginia Tech in 1987.

FRANK A. REIDY is one of our independent directors.  From 1973 - 1984 he was Chief Accountant for Tecumseh Products Company, Tecumseh, MI.  From 1984 - 1989 he was Director of RETS Institute of Technology, Toledo, OH. From 1989 - 1998 he was the Business Manager for Plaza Medical Laboratory, Bartlesville, OK.  Currently he is owner of a general construction business in Bartlesville.  He received his Bachelor of Science degree in Marketing from Oklahoma State University in 1964 and a Masters of Arts in Economics from the University of Toledo in 1972, where he taught micro and macro economics as an evening division adjunct professor for seventeen years.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table.  The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2010, 2009 and 2008:

We did not pay any other executive officer more than $100,000 in the last three fiscal years.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Options Awards	Total ($)
Richard F. Govatski	2010	$60,000	$0	$15,000	$0	$77,000
President and Chief Executive Officer	2009	$60,000	$0	$17,000	$0	$77,000
	2008	$60,000	$1,000	$17,000	$0	$78,000

The following table sets forth certain information regarding stock options exercised during fiscal 2010 and held as of December 31, 2010, by Mr. Govatski.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUES

			Number of securities underlying unexercised options at fiscal year-end	Value of unexercised in-the-money options at fiscal year-end (1)
Name	Shares acquired on exercise	Value realized	Exercisable/Unexercisable	Exercisable/Unexercisable
Richard F. Govatski	-0-	N/A	3,500,000/0	$28,000/$0	(2)

(1) Value is based on the closing sale price of the Common Stock on December 30, 2010, the last trading day of fiscal 2010 ($0.04), less the applicable option exercise price.
(2) Of these options, 500,000 were exercisable at $0.044 per share and 3,000,000 were exercisable at $0.03 per share.

Employment Contracts

We entered into an employment and non-competition agreement with Mr. Govatski to continue in the capacity of President and CEO for a term ending December 31, 2012.  The agreement allows for a one-year renewal option unless terminated by either party.  Base salary is $60,000 per annum with available additional cash compensation as defined in the agreement.  Additional cash compensation is based upon the achievement of target goals as approved by the Board of Directors, and is dependent on the company’s available cash flow.  The non-competition agreement commences upon the termination of the employment agreement for a period of one year.

We do not have an employment agreement with Ms. Dickey

Compensation of Directors

Name	Shares Awards	2010 Total
Teresa B. Dickey	$15,000	$15,000
John Handley	$15,000	$15,000
Frank Reidy	$15,000	$15,000

Directors are permitted to receive fixed fees and other compensation for their services to the company.  The Board of Directors has the authority to fix the compensation of directors.  During the year ended December 31, 2010, the Board awarded 1,000,000 shares of the Company’s common stock to each Director for services performed during the fiscal year ended December 31, 2010.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)		Percent of Class (1)
Common stock	Richard F. Govatski	21,664,043	(2)	14.96%
	Teresa B. Dickey	7,175,510	(3)	4.95%
	John Handley	7,983,170	(4)	5.51%
	Frank Reidy	10,163,530	(5)	7.02%
	Executive Officers and Directors as a Group (4 Persons)	46,986,253		32.44%

(1) All of the persons are believed to have sole voting and investment power over the shares of common stock listed or share voting and investment power with his or her spouse, except as otherwise stated.  Percentage is based on 144,835,594 shares outstanding as of March 21, 2011.  Percentage includes amounts which the listed beneficial owner has the right to acquire within sixty days.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We did not enter into any transactions with our directors and executive officers in 2010 and none are proposed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth amounts we have been billed with respect to 2010 and 2009 for certain services provided by our independent accountant.

Service	2010	2009
Audit	$29,000	$29,000
Review of unaudited financial statements	$7,000	$7,000
Audit-related fees	none	none
Tax compliance, tax advice and tax planning	none	none
All other services	none	none

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

New Mexico Software, Inc.

Date: March 30, 2011	/s/ Richard F. Govatski
Richard F. Govatski
President, Chief Executive Officer and Chairman of the
Board of Directors

Date: March 30, 2011	/s/ Teresa B. Dickey
Teresa B. Dickey, Director, Secretary, Treasurer and
Principal Financial Officer

Date: March 30, 2011	/s/ John Handley
John E. Handley, Director

Date: March 30, 2011	/s/ Frank A. Reidy
Frank A. Reidy, Director