Form 10-Q
period 2011-03-31
NEW MEXICO SOFTWARE, INC
filed 2011-05-13
CIK 1101865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of each of the issuer’s classes of common stock at May 10, 2011 was 144,835,594.

ITEM 1.  FINANCIAL STATEMENTS

New Mexico Software, Inc.
Consolidated Balance Sheets
(Rounded to the nearest thousand)
(Unaudited)

	March 31,	December 31,
	2011	2010
Assets

Current assets:
Cash and equivalents	$221,000	$188,000
Accounts receivable, net	521,000	430,000
Prepaid expenses and other assets	19,000	53,000
Total current assets	761,000	671,000

Furniture, equipment and improvements, net	66,000	57,000
Security deposits	4,000	4,000

Total Assets	$831,000	$732,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$693,000	$647,000
Accrued expenses	45,000	31,000
Customer deposits	3,000	3,000
Deferred revenue	6,000	6,000
Notes payable	2,000	-
Capital lease	11,000	4,000
Total current liabilities	760,000	691,000

Long-term liabilities
Capital lease - long-term portion	8,000	3,000
Total long-term liabilities	8,000	3,000

Total liabilities	768,000	694,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized, 0 shares issued and outstanding as of 3/31/11	-	-

Common stock, $0.001 par value, 200,000,000 shares authorized, 144,835,594 shares issued and outstanding as of 3/31/11	145,000	145,000
Paid-in capital	15,054,000	15,054,000
Subscriptions payable	21,000	21,000
Deferred compensation	(45,000)	(60,000)
Accumulated deficit	(15,112,000)	(15,122,000)
Total stockholders' equity	63,000	38,000

Total Liabilities and Stockholders' Equity	$831,000	$732,000

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Consolidated Statements of Operations
(Rounded to the nearest thousand)
(Unaudited)

	For the three months ended
	March 31,
	2011	2010

Revenues
Radiological services	$778,000	$753,000
Software usage fees	99,000	99,000
Cardiological services	25,000	-
Software hosting and maintenance	24,000	49,000
Software sales and licenses	10,000	2,000
Gross revenues	936,000	903,000

Cost of services	696,000	669,000

Gross profit	240,000	234,000

Operating costs and expenses:
General and administrative	182,000	159,000
Legal fees	25,000	57,000
Depreciation and amortization	4,000	6,000
Research and development	18,000	13,000
Total operating costs and expenses	229,000	235,000

Net operating loss	11,000	(1,000)

Other income (expense):
Interest income	-	6,000
Interest expense	(1,000)	(5,000)
Total other income (expense)	(1,000)	1,000

Net income	$10,000	$-

Income per share - basic	$0.00	$-

Weighted average number of common
shares outstanding - fully diluted and basic	147,084,949	134,303,849

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Consolidated Statements of Cash Flows
(Rounded to the nearest thousand)
(Unaudited)

	For the three months ended
	March 31,
	2011	2010
Cash flows from operating activities
Net income	$10,000	$-
Adjustments to reconcile net income to
net cash used by operating activities:
Common stock issued for services to board members and officers	15,000	-
Depreciation and amortization	4,000	6,000
Depreciation and amortization allocated to cost of goods sold	2,000	2,000
Changes in operating assets and liabilities:
Accounts receivable	(91,000)	(53,000)
Prepaid expenses and other assets	34,000	24,000
Accounts payable	46,000	26,000
Accrued expenses	14,000	(5,000)
Deferred revenue	-	(10,000)
Net cash provided (used) by operating activities	34,000	(10,000)

Cash flows from investing activities
Acquisition of fixed assets	(2,000)	(2,000)
Capital lease	-	-
Net cash used by investing activities	(2,000)	(2,000)

Cash flows from financing activities
Proceeds from notes payable	2,000	-
Repayment of principal under capital lease	(1,000)	(4,000)
Subscriptions payable	-	17,000
Net cash provided by financing activities	1,000	13,000

Net increase in cash equivalents	33,000	1,000
Cash equivalents - beginning	188,000	111,000
Cash equivalents - ending	$221,000	$112,000

Supplemental disclosures:
Interest paid	$1,000	$1,000

Notes payable converted to shares	$-	$57,000

Assets acquired under capital lease	$13,000	$57,000

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE A – BASIS OF PRESENTATION

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto included in the Company's Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

Should the sale of software involve an arrangement with multiple elements (for example, the sale of a software license along with the sale of maintenance and support to be delivered over the contract period), the Company allocates revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. The Company defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount at the time of the delivery of the product or when all other revenue recognition criteria have been met. Fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals of maintenance contracts. Fair value of services, such as training or consulting, is based upon separate sales of these services to other customers.  The Company follows the guidance in ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with ASC 605-25.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At March 31, 2011 and March 31, 2010, there were no custom software development arrangements in progress.

The Company follows the guidance in FASB ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with FASB ASC Topic 450.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At March 31, 2011 and March 31, 2010, there were no custom software development arrangements in progress.

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

[2] Cash and cash equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At March 31, 2011, the Company had no cash and cash equivalents that exceeded federally insured limits.

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

The Company also estimates an allowance for doubtful accounts, which amounted to $38,000 and $47,000 at March 31, 2011 and 2010, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, amounted to $0 and $0 for the quarters ended March 31, 2011 and 2010, respectively.

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

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[5] Per share data:

The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock.  All potentially dilutive securities have been excluded from the computations since they would be antidilutive, however, these dilutive securities could potentially dilute earnings per share in the future. Options and warrants exercisable for 2,662,250 and 5,100,795 shares of common stock have been excluded from the diluted loss per share calculation for the years ended March 31, 2011 and 2010, respectively, because inclusion of such would be antidilutive.

[6] Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $0 and $0 for the quarters ended March 31, 2011 and 2010, respectively.

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

[8] Stock-based compensation:

The Company adopted ASC Topic 505, Share-Based Payment, effective January 1, 2006. ASC 505 requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company provides newly issued shares to satisfy stock option exercises.  There were 0 and 0 option awards granted to employees and directors in the quarters ended March 31, 2011 and 2010, respectively.  During the quarters ended March 31, 2011 and 2010, the Company did not have expenses related to option grants to employees and directors.

[9] Software development:

The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs. Technological feasibility is generally achieved upon satisfactory beta test results. Upon achieving technological feasibility, programming costs are capitalized and amortized over the economic useful live which is estimated to be two years. There were no capitalized software development costs as of March 31, 2011 and 2010.

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[10] Recent pronouncements:

The Company’s management has reviewed all of the FASB’s Accounting Standard Updates through March 31, 2011 and has concluded that none will have a material impact on the Company’s financial statements.  Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

NOTE C – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $15,112,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE D - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of March 31, 2011 consisted of the following:

Computers	451,000
Furniture, fixtures and equipment	124,000
Automobiles	41,000
Leasehold improvements	20,000
636,000
Accumulated depreciation	(570,000)
$66,000

The Company has leased a phone system beginning on December 15, 2010.  The lease term is 24 months. Approximately $6,000 is included in computers for this asset.  The Company also has leased a server beginning on March 2, 2011.  The lease term is 24 months.  Approximately $13,000 is included in computers for this asset.

Depreciation expense for the three months ended March 31, 2011 and 2010 was $4,000 and $6,000, respectively.

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE E – CAPITAL TRANSACTIONS

Common stock:

During the three month period ended March 31, 2011, the Company effected no stock transactions.

Warrants:

During the three month period ended March 31, 2011, there were no warrants issued and none were exercised.

The following is a summary of warrants outstanding as of March 31, 2011:

Number of Warrants	Exercise Price	Expiration Date
700,000	$0.15	June 29, 2011

All warrants outstanding as of March 31, 2011 are exercisable.

Stock options:

Stock options employees and directors – During the quarters ended March 31, 2011 and 2010, the Company made no grants of stock options to employees or directors.

Stock options non-employees and directors – During the quarters ended March 31, 2011 and 2010, the Company made no grants of stock options for services.

Exercise prices and weighted-average contractual lives of stock options outstanding as of March 31, 2011, are as follows:

Options Outstanding				Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.01-$0.049	9,500,000	5.6	$0.03	9,500,000	$0.03
$0.05-$0.30	1,462,250	1.9	$0.06	1,462,250	$0.06

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE E – CAPITAL TRANSACTIONS (CONTINUED)

Summary of Options Granted and Outstanding:

	For the three months ended March 31,
	2011
	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	11,262,250	$0.04
Granted	-	-
Cancelled	(300,000)	$0.06
Exercised	-	-
Outstanding at end of period	10,962,250	$0.03

NOTE F - MAJOR CUSTOMERS

During the three month period ended March 31, 2011, one customer accounted for 31% or approximately $292,000 of the Company's revenue.

As of March 31, 2011, balances due from two customers comprised 43% or approximately $242,000 of total accounts receivable.

NOTE G - REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on separate lines of business. New Mexico Software (NMS) derives revenues from the development and marketing proprietary internet technology-based software and Telerad Service (TRS) provides radiological services. Information related to the Company's reportable segments for the quarter ended March 31, 2011 is as follows:

	NMS	TRS	TOTAL
Revenue	$133,000	$803,000	$936,000

Cost of services	53,000	643,000	696,000
General and administrative	77,000	105,000	182,000
Legal expenses	25,000	-	25,000
Depreciation	3,000	1,000	4,000
Research and development	18,000	-	18,000

Operating income (loss)	$(43,000)	$54,000	$11,000

Total assets	$216,000	$615,000	$831,000

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE G - REPORTABLE SEGMENTS (CONTINUED)

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

Segment’s operating loss	$11,000
Other income (expense)	(1,000)
Consolidated net loss	$10,000

NOTE H – COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring on April 30, 2014.  The Company is currently finalizing the negotiations for a five-year extension of the lease.   The Company also leases one automobile which expires in June 2011, as well as computer equipment with lease expiration dates ranging from March 2010 to March 2013.  Future minimum lease payments as of March 31, 2011, are as follows:

Year	Amount
2011	39,000
2012	70,000
2013	60,000
2014	20,000

Rent expense for the three months ended March 31, 2011 and 2010 amounted to $16,000 and $14,000, respectively.

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2010. The agreement allows for a one-year renewal option unless terminated by either party.  Base salary is $60,000 per annum with available additional cash compensation as defined in the agreement.  Compensation under this agreement of $15,000 is included in general and administrative expenses for the three months ended March 31, 2011.  The non-competition agreement commences upon the termination of the employment agreement for a period of one year.   As of March 31, 2011, there was a total of $0 in accrued payroll for this executive.

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

On October 25, 2010, the Court granted partial summary judgment in our favor effectively dismissing Premier’s claim of tortuous interference. Trial was set to commence November 15, 2010, to resolve all remaining issues except for the Company’s malicious abuse of process claim, which is being held in abeyance pending resolution of the underlying claims. On November 11, 2010, Premier filed for reorganization in bankruptcy in the Middle District of Florida, Case No. 9:10-bk-27310. By Order entered on March 17, 2011, the bankruptcy court granted the Company’s motion to have the trial conducted in Federal District Court in New Mexico.  The bankruptcy was subsequently dismissed. We have requested but not yet received a new trial date.

NOTE J – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 12, 2011, the date which it has made its financial statements available, and has identified no significant reportable events through that date.

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

Through March 31, 2011, we have realized revenues from five primary sources:

1.	radiological services
2.	software usage fees
3.	software hosting and maintenance services
4.	cardiology services
5.	software sales and licenses

We also occasionally realize revenues from scanning services, hardware sales associated with the sales of our software products and other services.

At this time, gross profit is our key indicator of operating progress.  Telerad Service generated a gross profit percentage of 14.4% during the first quarter of 2011 as compared to 14.6% during the first quarter of 2010.  Approximately 78% of the cost of services for Telerad Service is doctor fees, which are directly related to revenues.  Therefore, we expect this percentage to remain relatively stable during 2011.  Telerad Service accounted for approximately 85% of our gross revenues during the first quarter of 2011.  The software division generated a gross profit percentage of 70% during the first quarter of 2011 as compared to 69% during the first quarter of 2010.  As a result, our overall gross profit percentage was 25.6% during the first quarter of 2011 and 25.9% during the first quarter of 2010.

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

RESULTS OF OPERATIONS

Revenues:

For the Quarter Ended March 31,
2011	2010	Increase (Decrease)	Percent Inc (Dec)
$936,000	$903,000	$33,000	3.7%

These changes are a result of the following factors:

1.  Radiological services:

For the Quarter Ended March 31,
2011	2010	Increase (Decrease)	Percent Inc (Dec)
$778,000	$753,000	$25,000	3.3%

The increase in radiological services is due to two factors.  First, we have experienced a net increase in customers since the first quarter of 2010.  Second, we saw an increase in the volume of radiological reads for existing customers during the first quarter of 2011 as compared to the first quarter of 2010.

2.  Software usage fees:

For the Quarter Ended March 31,
2011	2010	Increase (Decrease)	Percent Inc (Dec)
$99,000	$99,000	$0	0%

Although we lost several XR-EXpress customers since the first quarter of 2010, we also added several new customers.  We still occasionally add new XR-EXpress customers.  As a result, we expect these revenues to remain stable or increase slightly during 2011, as we continue to focus on the addition of our new services.

3.  Cardiological services:

For the Quarter Ended March 31,
2011	2010	Increase (Decrease)	Percent Inc (Dec)
$25,000	$0	$25,000	100.0%

We began providing cardiological services near the end of the first quarter of 2010.

4.  Software hosting and maintenance:

For the Quarter Ended March 31,
2011	2010	Increase (Decrease)	Percent Inc (Dec)
$24,000	$49,000	$(25,000)	(51.0)%

This decrease is a result of our increased focus on our medical division and our decreased focus on our older enterprise-level software applications that were developed prior to DFC3 and XR-EXpress.  As a result, we have lost several customers that were using these older enterprise systems, while almost all of our new customers are using our medical software (we charge usage fees for the medical software, rather than hosting fees).  Software maintenance consists mainly of hosting and managing our customers’ data on our systems, and to a lesser extent includes technical support programs associated with our products.   We expect revenues in this category to continue to decrease during 2011, as we continue to focus our efforts on growing our medical division.

5.  Software sales and licenses:

For the Quarter Ended March 31,
2011	2010	Increase (Decrease)	Percent Inc (Dec)
$10,000	$2,000	$8,000	400.0%

The increase in software sales and license revenue is the result of an upgrade fee for one customer during 2011 as compared to a recurring license fee for one customer.  At this time, we do not anticipate any software sales during 2011.

Cost of services:

For the Quarter Ended March 31,
2011	2010	Increase (Decrease)	Percent Inc (Dec)
$696,000	$669,000	$27,000	4.0%

Approximately 90% of the cost of services for the quarter ended March 31, 2011 is related to Telerad Service.  These costs consist of radiologist fees, management fees, professional credentialing and professional liability insurance. These costs are directly related to revenues; as a result, they have increased as the teleradiology and telecardiology revenues have increased during the first quarter of 2011.

General and administrative expenses:

For the Quarter Ended March 31,
	2011	2010	Increase (Decrease)	Percent Inc (Dec)
Legal expenses	$25,000	$57,000	$(32,000)	(56.1)%
Other G&A expenses	$182,000	$159,000	$23,000	14.5%

Several general and administrative expenses increased modestly during the first quarter of 2011 as compared to the first quarter of 2010, including staffing costs (particularly payroll taxes and health insurance), credit card fees (due to a change in policy allowing customers to pay their balances with credit cards), office rent, and communications expenses.  The decrease in legal expenses is due to the reduced activity during the current quarter in the legal proceedings described in Part II, Item 1 below.

Research and development costs:

For the Quarter Ended March 31,
2011	2010	Increase (Decrease)	Percent Inc (Dec)
$18,000	$13,000	$5,000	38.5%

This increase is due to the purchase of computer and camera equipment for development work.

During the first quarter of 2011, over 70% of our research and development costs were directly associated with staffing.  In the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software that require modification.  Management anticipates that research and development costs in the future will focus both on the upgrading of our existing products and the continued development of new products using our core technology; therefore they will remain relatively steady during the coming year.

Depreciation:

For the Quarter Ended March 31,
	2011	2010	Increase (Decrease)	Percent Inc (Dec)
Depreciation expense	$4,000	$6,000	$(2,000)	(33.3)%

The decrease in depreciation expense is due to assets being fully depreciated.

Other income (expense):

For the Quarter Ended March 31,
	2011	2010	Increase (Decrease)	Percent Inc (Dec)
Interest income	$0	$6,000	$(6,000)	(100.0)%

Interest expense	$1,000	$5,000	$(4,000)	(80.0)%

•
The interest income during the first quarter of 2010 is primarily related to charges on the customer account associated with the legal proceedings described in Part II, Item 1 below.  That account was terminated during 2010.

•	The decrease in interest expense is due to fewer past-due obligations resulting from cash flow shortages during the first quarter of 2011 as compared to the first quarter of 2010.

REPORTABLE SEGMENTS

Management has identified reportable segments based on separate lines of business. New Mexico Software (NMS) derives revenues from the development and marketing proprietary internet technology-based software and Telerad Service (TRS) provides radiological services. Information related to our reportable segments for the quarter ended March 31, 2011 is as follows:

	NMS	TRS	TOTAL
Revenue	$133,000	$803,000	$936,000

Cost of services	53,000	643,000	696,000
General and administrative	77,000	105,000	182,000
Legal expenses	25,000	-	25,000
Depreciation	3,000	1,000	4,000
Research and development	18,000	-	18,000

Operating income (loss)	$(43,000)	$54,000	$11,000

Total assets	$216,000	$615,000	$831,000

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

Segment’s operating loss	$11,000
Other income (expense)	(1,000)
Consolidated net loss	$10,000

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, cash and cash equivalents totaled $221,000, representing a $33,000 increase from December 31, 2010. The increase in available cash was due to the following factors during the period:

Operating activities:

For the Quarter Ended March 31,
2011	2010	Inc (Dec) in available cash
$34,000 provided	$10,000 used	$44,000

The increase in available cash from operations during the first quarter of 2011 as compared to the first quarter of 2010 is mainly due to a combination of the following factors:

•	a $15,000 increase in available cash due to stock and options issued for salaries and services during 2011 as compared to no stock issuances during the first quarter of 2010
•	a $10,000 increase in available cash due to a decrease in prepaid expenses during the first quarter of 2011 as compared to the first quarter of 2010
•	a $39,000 increase in available cash due to the net increase in accounts payable and accrued expenses during the first quarter of 2011 as compared to the first quarter of 2010
•	a $10,000 increase in available cash due to net income during the first quarter of 2011 as compared to no income during the first quarter of 2010
•	offset by a $38,000 decrease in available cash due to the increase in accounts receivable during the first quarter of 2011 as compared to the first quarter of 2010.

Investing activities:

For the Quarter Ended March 31,
2011	2010	Inc (Dec) in available cash
$2,000 used	$2,000 used	$0

W e purchased $2,000 of computer equipment during the first quarter of both years.

Financing activities:

For the Quarter Ended March 31,
2011	2010	Inc (Dec) in available cash
$1,000 provided	$13,000 provided	$(12,000)

This decrease is primarily due to the decrease in subscriptions payable during the first quarter of 2011 as compared to the first quarter of 2010.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space, computer equipment and a vehicle.

At March 31, 2011, we had a working capital surplus of $1,000 as opposed to a working capital deficit of $20,000 at the beginning of the period, an increase of $21,000.  We may continue to sell equity securities and incur debt as needed to meet our operating needs during 2011.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

307 – Disclosure controls and procedures:  As of March 31, 2011, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, such disclosure controls and procedures were not effective.  The primary reasons for management’s conclusions are that we did not have a plan in place for implementing controls and procedures and insufficient personnel to implement checks and balances.  We believe that we will not have sufficient funds available to develop a plan in the foreseeable future.  We do not anticipate that our business will need sufficient personnel in the foreseeable future that are needed to implement checks and balances.

308T(b) – Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect this control.

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

On October 25, 2010, the Court granted partial summary judgment in our favor effectively dismissing Premier’s claim of tortuous interference. Trial was set to commence November 15, 2010, to resolve all remaining issues except for the Company’s malicious abuse of process claim, which is being held in abeyance pending resolution of the underlying claims. On November 11, 2010, Premier filed for reorganization in bankruptcy in the Middle District of Florida, Case No. 9:10-bk-27310. By Order entered on March 17, 2011, the bankruptcy court granted the Company’s motion to have the trial conducted in Federal District Court in New Mexico.  The bankruptcy was subsequently dismissed. We have requested but not yet received a new trial date.

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

NEW MEXICO SOFTWARE, INC.

Date: May 12, 2011	By /s/ Richard F. Govatski
Richard F. Govatski, President

Date: May 12, 2011	By /s/ Teresa B. Dickey
Teresa B. Dickey, Treasurer (Principal Financial Officer)