Form 10-Q/A
period 2011-03-31
NEW MEXICO SOFTWARE, INC
filed 2011-05-13
CIK 1101865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

New Mexico Software, Inc.
Consolidated Statements of Operations
(Rounded to the nearest thousand)
(Unaudited)

	For the three months ended
	March 31,
	2011	2010

Revenues
Radiological services	$778,000	$753,000
Software usage fees	99,000	99,000
Cardiological services	25,000	-
Software hosting and maintenance	24,000	49,000
Software sales and licenses	10,000	2,000
Gross revenues	936,000	903,000

Cost of services	696,000	669,000

Gross profit	240,000	234,000

Operating costs and expenses:
General and administrative	182,000	159,000
Legal fees	25,000	57,000
Depreciation and amortization	4,000	6,000
Research and development	18,000	13,000
Total operating costs and expenses	229,000	235,000

Net operating income (loss)	11,000	(1,000)

Other income (expense):
Interest income	-	6,000
Interest expense	(1,000)	(5,000)
Total other income (expense)	(1,000)	1,000

Net income	$10,000	$-

Income per share - basic	$0.00	$-

Weighted average number of common
shares outstanding - fully diluted and basic	147,084,949	134,303,849

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

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE G - REPORTABLE SEGMENTS (CONTINUED)

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

Segment’s operating income	$11,000
Other income (expense)	(1,000)
Consolidated net income	$10,000

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

REPORTABLE SEGMENTS

Management has identified reportable segments based on separate lines of business. New Mexico Software (NMS) derives revenues from the development and marketing proprietary internet technology-based software and Telerad Service (TRS) provides radiological services. Information related to our reportable segments for the quarter ended March 31, 2011 is as follows:

	NMS	TRS	TOTAL
Revenue	$133,000	$803,000	$936,000

Cost of services	53,000	643,000	696,000
General and administrative	77,000	105,000	182,000
Legal expenses	25,000	-	25,000
Depreciation	3,000	1,000	4,000
Research and development	18,000	-	18,000

Operating income (loss)	$(43,000)	$54,000	$11,000

Total assets	$216,000	$615,000	$831,000

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

Segment’s operating income	$11,000
Other income (expense)	(1,000)
Consolidated net income	$10,000

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

NEW MEXICO SOFTWARE, INC.

Date: May 13, 2011	By /s/ Richard F. Govatski
Richard F. Govatski, President

Date: May 13, 2011	By /s/ Teresa B. Dickey
Teresa B. Dickey, Treasurer (Principal Financial Officer)