Form 10-Q
period 2011-06-30
NEW MEXICO SOFTWARE, INC
filed 2011-08-15
CIK 1101865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of each of the issuer’s classes of common stock at August 12, 2011 was 144,835,594.

ITEM 1.  FINANCIAL STATEMENTS

New Mexico Software, Inc.
Consolidated Balance Sheets
(Rounded to the nearest thousand)

	June 30,	December 31,
	2011	2010
Assets

Current assets:
Cash and equivalents	$113,000	$188,000
Accounts receivable, net	471,000	430,000
Prepaid expenses and other assets	28,000	53,000
Total current assets	612,000	671,000

Furniture, equipment and improvements, net	77,000	57,000
Security deposits	4,000	4,000

Total Assets	$693,000	$732,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$628,000	$647,000
Accrued expenses	37,000	31,000
Customer deposits	27,000	3,000
Deferred revenue	2,000	6,000
Notes payable	2,000	-
Capital lease	12,000	4,000
Total current liabilities	708,000	691,000

Long-term liabilities
Capital lease - long-term portion	11,000	3,000
Total long-term liabilities	11,000	3,000

Total liabilities	719,000	694,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized,
0 shares issued and outstanding as of 6/30/10	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 144,835,594 shares issued and outstanding
as of 6/30/10	145,000	145,000
Paid-in capital	15,054,000	15,054,000
Subscriptions payable	21,000	21,000
Deferred compensation	(30,000)	(60,000)
Accumulated deficit	(15,216,000)	(15,122,000)
Total stockholders' equity	(26,000)	38,000

Total Liabilities and Stockholders' Equity	$693,000	$732,000

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Consolidated Statements of Operations
(Rounded to the nearest thousand)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Gross revenues	$758,000	$780,000	$1,694,000	$1,683,000

Cost of services	626,000	614,000	1,321,000	1,283,000

Gross profit	132,000	166,000	373,000	400,000

Operating costs and expenses:
General and administrative	188,000	197,000	396,000	413,000
Depreciation and amortization	4,000	4,000	8,000	10,000
Research and development	14,000	12,000	32,000	26,000
Bad debt expense	27,000	-	27,000	-
Total operating costs and expenses	233,000	213,000	463,000	449,000

Net operating loss	(101,000)	(47,000)	(90,000)	(49,000)

Other income (expense):
Interest income	-	8,000	-	15,000
Interest expense	(3,000)	(2,000)	(4,000)	(7,000)
Gain on sale of obsolete inventory	-	1,000	-	1,000
Total other income (expense)	(3,000)	7,000	(4,000)	9,000

Net loss	$(104,000)	$(40,000)	$(94,000)	$(40,000)

Loss per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding - basic	144,935,594	136,113,773	144,639,619	135,213,811

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Consolidated Statements of Cash Flows
(Rounded to the nearest thousand)

	For the six months ended
	June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(94,000)	$(40,000)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	30,000	30,000
Inventory revaluation		-
Depreciation and amortization	9,000	10,000
Depreciation and amortization allocated to cost of goods sold	3,000	4,000
Changes in operating assets and liabilities:
Accounts receivable	(41,000)	72,000
Prepaid expenses and other assets	25,000	11,000
Accounts payable	(19,000)	(85,000)
Customer deposits	24,000	-
Accrued expenses	6,000	(4,000)
Deferred revenue	(4,000)	(8,000)
Net cash provided (used) by operating activities	(61,000)	(10,000)

Cash flows from investing activities
Acquisition of fixed assets	(12,000)	(2,000)
Net cash used by investing activities	(12,000)	(2,000)

Cash flows from financing activities
Proceeds from note payable	2,000	-
Repayment of principle under capital lease	(4,000)	(7,000)
Subscriptions payable	-	34,000
Net cash provided by financing activities	(2,000)	27,000

Net increase in cash equivalents	(75,000)	15,000
Cash equivalents - beginning	188,000	111,000
Cash equivalents - ending	$113,000	$126,000

Supplemental disclosures:
Interest paid	$3,000	$2,000

Assets acquired under capital lease	$20,000	$57,000

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Revenue recognition:

The Company’s revenues are generally classified into four main categories: radiological services, software usage fees, software hosting and maintenance, and cardiology services. The Company also occasionally derives revenue from hardware sales associated with sales of our various software products, fees for customization or modification to our core software product, scanning services and other services such as consulting, training and installation.  The Company recognizes revenue in accordance with Statement of Position ASC Topic 985 Software Revenue Recognition as amended.

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

Should the sale of software involve an arrangement with multiple elements (for example, the sale of a software license along with the sale of maintenance and support to be delivered over the contract period), the Company allocates revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. The Company defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount at the time of the delivery of the product or when all other revenue recognition criteria have been met. Fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals of maintenance contracts. Fair value of services, such as training or consulting, is based upon separate sales of these services to other customers.  The Company follows the guidance in ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with ASC 605-25.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At June 30, 2011 and June 30, 2010, there were no custom software development arrangements in progress.

The Company follows the guidance in FASB ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with FASB ASC Topic 450.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At June 30, 2011 and June 30, 2010, there were no custom software development arrangements in progress.

The Company also occasionally derives revenue from the sale of third party hardware, which is billed as a separate deliverable under consulting or custom development contracts.  Revenue from radiological services, cardiology services, software installation, and any training or consulting services is recognized when the services are rendered.  These revenues include services that are not essential to the functionality of the software.  If these services are included in a software agreement with multiple elements, amounts are allocated to these categories based on the estimated number of hours required to complete the work, which is the same criteria used to bill for the services separately.  License revenue is recognized ratably over the term of the license.

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

[2] Cash and cash equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At June 30, 2011, the Company had no cash and cash equivalents that exceeded federally insured limits.

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

The Company also estimates an allowance for doubtful accounts, which amounted to $38,000 and $47,000 at June 30, 2011 and 2010, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, amounted to $27,000 and $0 for the six months ended June 30, 2011 and 2010, respectively.

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

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[5] Per share data:

The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock.  All potentially dilutive securities have been excluded from the computations since they would be antidilutive, however, these dilutive securities could potentially dilute earnings per share in the future. Options and warrants exercisable for 1,962,250 and 15,068,500 shares of common stock have been excluded from the diluted loss per share calculation for the years ended June 30, 2011 and 2010, respectively, because inclusion of such would be antidilutive.

[6] Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $3,000 and $0 for the six months ended June 30, 2011 and 2010, respectively.

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

[8] Stock-based compensation:

The Company adopted ASC Topic 505, Share-Based Payment, effective January 1, 2006. ASC 505 requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company provides newly issued shares to satisfy stock option exercises.  There were 0 and 0 option awards granted to employees and directors in the six months ended June 30, 2011 and 2010, respectively.  During the six months ended June 30, 2011 and 2010, the Company did not have expenses related to option grants to employees and directors.

[9] Software development:

The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs. Technological feasibility is generally achieved upon satisfactory beta test results. Upon achieving technological feasibility, programming costs are capitalized and amortized over the economic useful live which is estimated to be two years. There were no capitalized software development costs as of June 30, 2011 and 2010.

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[10] Recent pronouncements:

The Company’s management has reviewed all of the FASB’s Accounting Standard Updates through June 30, 2011 and has concluded that none will have a material impact on the Company’s financial statements.  Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

NOTE C – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $15,216,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE D - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of June 30, 2011 consisted of the following:

Computers	469,000
Furniture, fixtures and equipment	124,000
Automobiles	41,000
Leasehold improvements	20,000
654,000
Accumulated depreciation	(577,000)
$77,000

Depreciation expense for the six months ended June 30, 2011 and 2010 was $8,000 and $10,000, respectively.

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE E – CAPITAL TRANSACTIONS

Common stock:

During the six month period ended June 30, 2011, the Company effected no stock transactions.

Warrants:

During the six month period ended June 30, 2011, there were no warrants issued and none were exercised.  No warrants are outstanding as of June 30, 2011.

Stock options:

Stock options employees and directors – During the six months ended June 30, 2011 and 2010, the Company made no grants of stock options to employees or directors.

Stock options non-employees and directors – During the six months ended June 30, 2011 and 2010, the Company made no grants of stock options for services.

Exercise prices and weighted-average contractual lives of stock options outstanding as of June 30, 2011, are as follows:

Options Outstanding				Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.01-$0.049	9,500,000	5.36	$0.03	9,500,000	$0.03
$0.05-$0.30	1,462,250	1.66	$0.06	1,462,250	$0.06

Summary of Options Granted and Outstanding:

	For the six months ended June 30,
	2011
	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	11,262,250	$0.04
Granted	-	-
Cancelled	(300,000)	$0.06
Exercised	-	-
Outstanding at end of period	10,962,250	$0.03

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE F - MAJOR CUSTOMERS

During the six month period ended June 30, 2011, one customer accounted for 33% or approximately $558,000 of the Company's revenue.

As of June 30, 2011, balances due from two customers comprised 51% or approximately $258,000 of total accounts receivable.

NOTE G - REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on separate lines of business. New Mexico Software (NMS) derives revenues from the development and marketing proprietary internet technology-based software and Telerad Service (TRS) provides radiological services. Information related to the Company's reportable segments for the six months ended June 30, 2011 is as follows:

	NMS	TRS	TOTAL
Revenue	$226,000	$1,468,000	$1,694,000

Cost of services	112,000	1,209,000	1,321,000
General and administrative	149,000	214,000	363,000
Legal expenses	33,000	-	33,000
Depreciation	5,000	3,000	8,000
Research and development	32,000	-	32,000
Bad debt expense	-	27,000	27,000

Operating income (loss)	$(105,000)	$15,000	$(90,000)

Total assets	$186,000	$507,000	$693,000

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

Segment’s operating income	$(90,000)
Other income (expense)	(4,000)
Consolidated net income	$(94,000)

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE H – COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring on April 30, 2014.  The Company also leases one automobile which expires in June 2011, as well as computer and other office equipment with lease expiration dates ranging from November 2012 to June 2014.  The automobile lease has been extended through July 2011, and we are currently exploring the possibility of purchasing the automobile.  Future minimum lease payments as of June 30, 2011, are as follows:

Year	Amount
2011	36,000
2012	73,000
2013	63,000
2014	21,000

Rent expense for the six months ended June 30, 2011 and 2010 amounted to $32,000 and $33,000, respectively.

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2010. The agreement allows for a one-year renewal option unless terminated by either party.  Base salary is $60,000 per annum with available additional cash compensation as defined in the agreement.  Compensation under this agreement of $30,000 is included in general and administrative expenses for the six months ended June 30, 2011.  The non-competition agreement commences upon the termination of the employment agreement for a period of one year.   As of June 30, 2011, there was a total of $0 in accrued payroll for this executive.

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

New Mexico Software, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE I – LEGAL PROCEEDINGS (CONTINUED)

On October 25, 2010, the Court granted partial summary judgment in our favor effectively dismissing Premier’s claim of tortuous interference. Trial was set to commence November 15, 2010, to resolve all remaining issues except for the Company’s malicious abuse of process claim, which is being held in abeyance pending resolution of the underlying claims. On November 11, 2010, Premier filed for reorganization in bankruptcy in the Middle District of Florida, Case No. 9:10-bk-27310. By Order entered on March 17, 2011, the bankruptcy court granted the Company’s motion to have the trial conducted in Federal District Court in New Mexico.  The bankruptcy was subsequently dismissed. We have requested but not yet received a new trial date. On July 21, 2011, counsel for Premier withdrew from the case. No other counsel has entered an appearance for Premier.

NOTE J – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 12, 2011, the date which it has made its financial statements available, and has identified no significant reportable events through that date.

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

Through June 30, 2011, we have realized revenues from four primary sources:
1.	radiological services
2.	software usage fees
3.	software hosting and maintenance services
4.	cardiology services

Gross profit is our key indicator of operating progress.  Telerad Service generated a gross profit percentage of 17.6% during the first six months of 2011 as compared to 12.2% during the first six months of 2010.  Approximately 82% of the cost of services for Telerad Service is doctor fees, which are directly related to revenues.  Therefore, we expect this percentage to remain relatively stable during 2011.  Telerad Service accounted for approximately 87% of gross revenues during the first half of 2011.  The software division generated a gross profit percentage of 50% during the first half of 2011 as compared to 69% during the first half of 2010.  As a result, the overall gross profit percentage was 22.0% during the first half of 2011 and 23.8% during the first half of 2010.

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

RESULTS OF OPERATIONS

Revenues:

For the Three Months Ended June 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$758,000	$780,000	$(22,000)	(2.8)%

For the Six Months Ended June 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$1,694,000	$1,683,000	$11,000	0.7%

These changes are a result of the following factors:

1.  Radiological services:

For the Three Months Ended June 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$643,000	$666,000	$(23,000)	(3.5)%

For the Six Months Ended June 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$1,421,000	$1,419,000	$2,000	0.1%

The decrease in radiological services during the three months ended June 30, 2011 is primarily due to an adjustment for prior overcharges to one customer amounting to approximately $22,000.    The decrease in radiological services during the second quarter of 2011 was offset by an increase in radiological services during the first quarter of 2011, resulting in almost no change for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

2.  Software usage fees:

For the Three Months Ended June 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$77,000	$89,000	$(12,000)	(13.5)%

For the Six Months Ended June 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$176,000	$188,000	$(12,000)	(6.4)%

At the end of June 2010, we terminated the account associated with the legal proceedings described in Part II, Item 1 below, resulting in a decrease in software usage fees of approximately $36,000 during the first half of 2011 as compared to the first half of 2010.  Since June 30, 2010 we also have lost several other customers and gained several new customers, resulting in a net increase of $24,000 in software usage fees for the same periods.

3.  Cardiological services:

For the Three Months Ended June 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$22,000	$1,000	$21,000	2,100.0%

For the Six Months Ended June 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$47,000	$1,000	$46,000	4,600.0%

We began providing cardiological services near the end of the first quarter of 2010.

4.  Software hosting and maintenance:

For the Three Months Ended June 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$16,000	$24,000	$(8,000)	(33.3)%

For the Six Months Ended June 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$39,000	$73,000	(34,000)	(46.6)%

This decrease is a result of our increased focus on our medical division and our decreased focus on our older enterprise-level software applications that were developed prior to XR-EXpress.  As a result, we no longer have any customers using these older enterprise systems.  All of our new customers are using our medical software (we charge usage fees for the medical software, rather than hosting fees).  Software maintenance now consists mainly of technical support.   We expect revenues in this category to continue to decrease during 2011, as we continue to focus our efforts on growing our medical division.

5.  Software sales and licenses:

For the Three Months Ended June 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$0	$0	$0	0.0%

For the Six Months Ended June 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$11,000	$2,000	$9,000	450.0%

The increase in software sales and license revenue is the result of an upgrade fee for one customer during 2011 as compared to a recurring license fee for one customer during 2010.  At this time, we do not anticipate further software sales during 2011.

Cost of services:

For the Three Months Ended June 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$626,000	$614,000	$12,000	2.0%

For the Six Months Ended June 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$1,321,000	$1,283,000	$38,000	3.0%

Approximately 90% of the cost of services for the six months ended June 30, 2011 is related to Telerad Service.  These costs consist of radiologist fees, cardiologist fees, management fees, professional credentialing and professional liability insurance. These costs are directly related to revenues; as a result, they have increased primarily as the telecardiology revenues have increased during the first half of 2011.

General and administrative expenses:

For the Three Months Ended June 30,

	2011	2010	Increase (Decrease)	Percent Inc (Dec)
Legal	$7,000	$27,000	$(20,000)	(74.1)%
Other G&A	$181,000	$170,000	$11,000	6.5%

For the Six Months Ended June 30,

	2011	2010	Increase (Decrease)	Percent Inc (Dec)
Legal	$33,000	$84,000	$(51,000)	(60.7)%
Other G&A	$363,000	$329,000	$34,000	10.3%

The decrease in legal expenses is due to the reduced activity during the current six month period in the legal proceedings described in Part II, Item 1 below.  The increase in other general and administrative expenses for the first half of 2011 as compared to the first half of 2010 is due to a number of factors:  approximately $9,000 is due to the hiring of a part-time engineer during the fourth quarter of 2010; approximately $7,000 is to the result of  increased credit card fees since we began allowing our Telerad Service customers to pay their account balances with credit cards during the fourth quarter of 2010; approximately $7,000 is due to increased public relations fees; and approximately $6,000 is due to increased telecommunications fees.

Research and development costs:

For the Three Months Ended June 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$14,000	$12,000	$2,000	16.7%

For the Six Months Ended June 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$32,000	$26,000	$6,000	23.1%

The increase during the quarter and during the six months ended June 30, 2011 is due to equipment purchases as part of our efforts to upgrade our infrastructure, including the equipment used for research and development purposes.

During the first half of 2011, over 80% of our research and development costs were directly associated with staffing.  In the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software that require modification.  Management anticipates that research and development costs in the future will focus both on the upgrading of our existing products and the continued development of new products using our core technology; therefore they will remain relatively steady during the coming year.

Depreciation:

For the Three Months Ended June 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$4,000	$4,000	$0	0.0%

For the Six Months Ended June 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$8,000	$10,000	$(2,000)	(20.0)%

The decrease in depreciation expense for the six months ended June 30, 2011 is due to assets being fully depreciated.

Bad debt expense:

For the Three Months Ended June 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$27,000	$0	$27,000	100.0%

For the Six Months Ended June 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$27,000	$0	$27,000	100.0%

This increase is due to the determination that certain customer accounts had become uncollectible during the three months ended June 30, 2011.

Other income (expense):

For the Three Months Ended June 30,

	2011	2010	Increase (Decrease)	Percent Inc (Dec)
Interest income	$0	$8,000	$(8,000)	(100.0)%
Interest expense	$3,000	$2,000	$1,000	50.0%
Gain on sale of inventory	$0	$1,000	$(1,000)	(100.0)%

For the Six Months Ended June 30,

	2011	2010	Increase (Decrease)	Percent Inc (Dec)
Interest income	$0	$15,000	$(15,000)	(100.0)%
Interest expense	$4,000	$7,000	$(3,000)	(42.9)%
Gain on sale of inventory	$0	$1,000	$(1,000)	(100.0)%

•
The interest income during the first half of 2010 is primarily related to charges on the customer account associated with the legal proceedings described in Part II, Item 1 below.  That account was terminated during 2010.

•	The decrease in interest expense during the first half of 2011 as compared to the first half of 2010 is due to fewer past-due obligations resulting from cash flow.
•	The gain on sale of inventory was due to a one-time sale of obsolete inventory during the second quarter of 2010.

REPORTABLE SEGMENTS

Management has identified our reportable segments based on separate lines of business. We derive revenues from the development and marketing proprietary internet technology-based software (NMS) and Telerad Service (TRS) provides radiological services. Information related to our reportable segments for the six months ended June 30, 2011 is as follows:

	2011			2010
	NMS	TRS	TOTAL	NMS	TRS	TOTAL
Revenue	$226,000	$1,468,000	$1,694,000	$263,000	$1,420,000	$1,683,000

Cost of services	112,000	1,209,000	1,321,000	108,000	1,175,000	1,283,000
General and administrative	149,000	214,000	363,000	115,000	214,000	329,000
Legal	33,000	0	33,000	84,000	0	84,000
Depreciation	5,000	3,000	8,000	7,000	3,000	10,000
Research and development	32,000	0	32,000	26,000	0	26,000
Bad debt expense	0	27,000	27,000	0	0	0
Operating income (loss)	$(77,000)	$28,000	$(49,000)	$(77,000)	$28,000	$(49,000)

Total assets	$186,000	$507,000	$693,000	$326,000	$556,000	$882,000

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

Segment’s operating income	$(90,000)
Other income (expense)	(4,000)
Consolidated net income	$(94,000)

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, cash and cash equivalents totaled $113,000, representing a $75,000 decrease from December 31, 2010. This decrease in available cash was due to the following factors during the period:

Operating activities:

For the Six Months Ended June 30,

2011	2010	Inc (Dec) in available cash
$61,000 used	$10,000 used	$(51,000)

The increase in available cash from operations during the first quarter of 2011 as compared to the first quarter of 2010 is mainly due to a combination of the following factors:

•	a $14,000 increase in available cash due to a decrease in prepaid expenses during the first half of 2011 as compared to the first half of 2010
•	a $76,000 increase in available cash due to the net increase in accounts payable and accrued expenses during the first half of 2011 as compared to the first half of 2010
•	a $54,000 decrease in available cash due to net loss of $94,000 during the first six months of 2011 as compared to net loss of $40,000 during the first half of 2010
•	a $113,000 decrease in available cash due to the increase in accounts receivable during the first half of 2011 as compared to the first half of 2010.

Investing activities:

For the Six Months Ended June,

2011	2010	Inc (Dec) in available cash
$12,000 used	$2,000 used	$(10,000)

W e purchased $12,000 of computer equipment during the first half of 2011 as compared to only $2,000 during the first half of 2010.

Financing activities:

For the Six Months Ended June 30,

2011	2010	Inc (Dec) in available cash
$2,000 used	$27,000 provided	$(29,000)

This decrease is primarily due to the decrease in subscriptions payable during the first half of 2011 as compared to the first half of 2010.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space, computer equipment and a vehicle.

At June 30, 2011, we had a working capital deficit of $96,000 as opposed to a working capital deficit of $20,000 at the beginning of the period, a decrease of $76,000.  We may continue to sell equity securities and incur debt as needed to meet our operating needs during 2011.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.  CONTROLS AND PROCEDURES

307 – Disclosure controls and procedures:  As of June 30, 2011, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, such disclosure controls and procedures were not effective.  The primary reasons for management’s conclusions are that we did not have a plan in place for implementing controls and procedures and insufficient personnel to implement checks and balances.  We believe that we will not have sufficient funds available to develop a plan in the foreseeable future.  We do not anticipate that our business will need sufficient personnel in the foreseeable future that are needed to implement checks and balances.

308(c) – Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect this control.

Limitations on the Effectiveness of Internal Control: Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors.  An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control.  The design of any system of internal control is also based in part upon certain assumptions about risks and the likelihood of future events, and there is no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances and the degree of compliance with the policies and procedures may deteriorate.  Because of the inherent limitations in a cost-effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

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

On October 25, 2010, the Court granted partial summary judgment in our favor effectively dismissing Premier’s claim of tortuous interference. Trial was set to commence November 15, 2010, to resolve all remaining issues except for the Company’s malicious abuse of process claim, which is being held in abeyance pending resolution of the underlying claims. On November 11, 2010, Premier filed for reorganization in bankruptcy in the Middle District of Florida, Case No. 9:10-bk-27310. By Order entered on March 17, 2011, the bankruptcy court granted the Company’s motion to have the trial conducted in Federal District Court in New Mexico.  The bankruptcy was subsequently dismissed. We have requested but not yet received a new trial date. On July 21, 2011, counsel for Premier withdrew from the case. No other counsel has entered an appearance for Premier.

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

The following exhibits are attached to this report:

31.1    Rule 15d-14 (a)  Certification by Principal Executive Officer
31.2    Rule 15d-14 (a)  Certification by Principal Financial Officer
32       Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101     The following materials from the Quarterly Report on Form 10-Q of New Mexico Software, Inc. for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii)  the Consolidated Statements of Cash Flows and (iv) the Notes to the Financial Statements.

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW MEXICO SOFTWARE, INC.

Date: August 12, 2011	By /s/ Richard F. Govatski
Richard F. Govatski, President

Date: August 12, 2011	By /s/ Teresa B. Dickey
Teresa B. Dickey, Treasurer (Principal
Financial Officer)