Form 10-Q
period 2011-09-30
NEW MEXICO SOFTWARE, INC
filed 2011-11-16
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

ITEM 1. FINANCIAL STATEMENTS

New Mexico Software, Inc.
Consolidated Balance Sheets
(Rounded to the nearest thousand)

	September 30,	December 31,
	2011	2010
Assets

Current assets:
Cash and equivalents	$97,000	$188,000
Accounts receivable, net	438,000	430,000
Prepaid expenses and other assets	34,000	53,000
Total current assets	569,000	671,000

Furniture, equipment and improvements, net	74,000	57,000
Security deposits	4,000	4,000

Total Assets	$647,000	$732,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$584,000	$647,000
Accrued expenses	45,000	31,000
Customer deposits	3,000	3,000
Deferred revenue	18,000	6,000
Notes payable	2,000	-
Capital lease	12,000	4,000
Total current liabilities	664,000	691,000

Long-term liabilities
Capital lease - long-term portion	8,000	3,000
Total long-term liabilities	8,000	3,000

Total liabilities	672,000	694,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized, 0 shares issued and outstanding as of 9/30/11	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 146,974,488 shares issued and outstanding as of 9/30/11	147,000	145,000
Paid-in capital	15,109,000	15,054,000
Subscriptions payable	21,000	21,000
Deferred compensation	(15,000)	(60,000)
Accumulated deficit	(15,287,000)	(15,122,000)
Total stockholders' equity	(25,000)	38,000

Total Liabilities and Stockholders' Equity	$647,000	$732,000

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Consolidated Statements of Operations
(Rounded to the nearest thousand)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues
Radiological services	$608,000	$783,000	$2,029,000	$2,202,000
Software usage fees	77,000	94,000	253,000	282,000
Cardiology services	23,000	10,000	70,000	11,000
Software hosting and maintenance	11,000	26,000	50,000	99,000
Software sales and licenses	-	-	11,000	2,000
Other	-	-	1,000	-
Gross revenues	719,000	913,000	2,414,000	2,596,000

Cost of services	567,000	681,000	1,889,000	1,964,000

Gross profit	152,000	232,000	525,000	632,000

Operating costs and expenses:
General and administrative	193,000	187,000	556,000	516,000
Legal fees	6,000	9,000	38,000	93,000
Depreciation and amortization	5,000	4,000	13,000	14,000
Research and development	16,000	17,000	48,000	43,000
Bad debt expense	-	-	27,000	-
Total operating costs and expenses	220,000	217,000	682,000	666,000

Net operating loss	(68,000)	15,000	(157,000)	(34,000)

Other income (expense):
Interest income	-	-	-	15,000
Interest expense	(3,000)	(4,000)	(8,000)	(11,000)
Gain on sale of obsolete inventory	-	-	-	1,000
Total other income (expense)	(3,000)	(4,000)	(8,000)	5,000

Net loss	$(71,000)	$11,000	$(165,000)	$(29,000)

Loss per share - basic	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	145,462,105	141,413,672	144,916,794	136,657,468

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Consolidated Statements of Cash Flows
(Rounded to the nearest thousand)

	For the nine months ended
	September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(165,000)	$(29,000)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	58,000	74,000
Depreciation and amortization	15,000	14,000
Depreciation and amortization allocated to cost of goods sold	4,000	6,000
Changes in operating assets and liabilities:
Accounts receivable	(8,000)	(19,000)
Prepaid expenses and other assets	19,000	7,000
Accounts payable	(63,000)	47,000
Accrued expenses	14,000	(3,000)
Deferred revenue	12,000	(9,000)
Net cash provided (used) by operating activities	(114,000)	88,000

Cash flows from investing activities
Acquisition of fixed assets	(16,000)	(6,000)
Net cash used by investing activities	(16,000)	(6,000)

Cash flows from financing activities
Proceeds from note payable	2,000	-
Repayment of principle under capital lease	(7,000)	(9,000)
Net proceeds from the issuance of common stock	44,000	-
Net cash provided by financing activities	39,000	(9,000)

Net increase in cash equivalents	(91,000)	73,000
Cash equivalents - beginning	188,000	111,000
Cash equivalents - ending	$97,000	$184,000

Supplemental disclosures:
Interest paid	$6,000	$16,000

Assets acquired under capital lease	$20,000	$57,000

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

The Company follows the guidance in FASB ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with FASB ASC Topic 450.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At September 30, 2011 and September 30, 2010, there were no custom software development arrangements in progress.

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

[2] Cash and cash equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At September 30, 2011, the Company had no cash and cash equivalents that exceeded federally insured limits.

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

The Company also estimates an allowance for doubtful accounts, which amounted to $32,000 and $47,000 at September 30, 2011 and 2010, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, amounted to $27,000 and $0 for the nine months ended September 30, 2011 and 2010, respectively.

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

[5] Per share data:

The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock.  All potentially dilutive securities have been excluded from the computations since they would be antidilutive, however, these dilutive securities could potentially dilute earnings per share in the future. Options and warrants exercisable for 10,962,250 and 3,068,500 shares of common stock have been excluded from the diluted loss per share calculation for the years ended September 30, 2011 and 2010, respectively, because inclusion of such would be antidilutive.

[6] Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $3,000 and $5,000 for the nine months ended September 30, 2011 and 2010, respectively.

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

New Mexico Software, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[8] Stock-based compensation:

The Company adopted ASC Topic 505, Share-Based Payment, effective January 1, 2006. ASC 505 requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company provides newly issued shares to satisfy stock option exercises.  There were 0 and 0 option awards granted to employees and directors in the nine months ended September 30, 2011 and 2010, respectively.  During the nine months ended September 30, 2011 and 2010, the Company did not have expenses related to option grants to employees and directors.

[9] Software development:

The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs. Technological feasibility is generally achieved upon satisfactory beta test results. Upon achieving technological feasibility, programming costs are capitalized and amortized over the economic useful live which is estimated to be two years. There were no capitalized software development costs as of September 30, 2011 and 2010.

[10] Recent pronouncements:

The Company’s management has reviewed all of the FASB’s Accounting Standard Updates through September 30, 2011 and has concluded that none will have a material impact on the Company’s financial statements.  Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

NOTE C - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $15,287,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

New Mexico Software, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE D - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of September 30, 2011 consisted of the following:

Computers	472,000
Furniture, fixtures and equipment	124,000
Automobiles	41,000
Leasehold improvements	20,000
657,000
Accumulated depreciation	(583,000)
$ 74,000

Depreciation expense for the nine months ended September 30, 2011 and 2010 was $13,000 and $14,000, respectively.

NOTE E - CAPITAL TRANSACTIONS

Common stock:

During the nine month period ended September 30, 2011, the Company effected the following stock transactions:

The Company issued a total of 338,894 shares of the Company’s $0.001 par value common stock to outside contractors in exchange for services rendered of $58,000.

The Company issued a total of 1,500,000 shares of the Company’s $0.001 par value common stock to outside contractors in exchange for cash in the amount of $44,000.

Warrants:

During the nine month period ended September 30, 2011, there were no warrants issued and none were exercised.  No warrants are outstanding as of September 30, 2011.

Stock options:

Stock options employees and directors - During the nine months ended September 30, 2011 and 2010, the Company made no grants of stock options to employees or directors.

Stock options non-employees and directors - During the nine months ended September 30, 2011 and 2010, the Company made no grants of stock options for services.

Exercise prices and weighted-average contractual lives of stock options outstanding as of September 30, 2011, are as follows:

Options Outstanding				Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.01-$0.049	9,500,000	5.11	$0.03	9,500,000	$0.03
$0.05-$0.30	1,462,250	1.45	$0.06	1,462,250	$0.06

New Mexico Software, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE E - CAPITAL TRANSACTIONS (CONTINUED)

Summary of Options Granted and Outstanding:

	For the nine months ended September 30,
	2011
	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	11,262,250	$0.04
Granted	-	-
Cancelled	(300,000)	$0.06
Exercised	-	-
Outstanding at end of period	10,962,250	$0.03

NOTE F - MAJOR CUSTOMERS

During the nine month period ended September 30, 2011, one customer accounted for 34% or approximately $809,000 of the Company's revenue.

As of September 30, 2011, balances due from one customer comprised 38% or approximately $177,000 of total accounts receivable.

NOTE G - REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on separate lines of business. New Mexico Software (NMS) derives revenues from the development and marketing proprietary internet technology-based software and Telerad Service (TRS) provides radiological services. Information related to the Company's reportable segments for the nine months ended September 30, 2011 is as follows:

	NMS	TRS	TOTAL
Revenue	$ 315,000	$ 2,099,000	$ 2,414,000

Cost of services	167,000	1,722,000	1,889,000
General and administrative	235,000	321,000	556,000
Legal expenses	38,000	-	38,000
Depreciation	8,000	5,000	13,000
Research and development	48,000	-	48,000
Bad debt expense	-	27,000	27,000

Operating income (loss)	$ (181,000)	$ 24,000	$ (157,000)

Total assets	$ 140,000	$ 507,000	$ 647,000

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

Segment’s operating income	$ (157,000)
Other income (expense)	(8,000)
Consolidated net income	$ (165,000)

New Mexico Software, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE H - COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring on April 30, 2014.  The Company also leases computer and other office equipment with lease expiration dates ranging from November 2012 to June 2014.  Future minimum lease payments as of September 30, 2011, are as follows:

Year	Amount
2011	18,000
2012	73,000
2013	63,000
2014	21,000

Rent expense for the nine months ended September 30, 2011 and 2010 amounted to $48,000 and $50,000, respectively.

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2010. The agreement allows for a one-year renewal option unless terminated by either party.  Base salary is $60,000 per annum with available additional cash compensation as defined in the agreement.  Compensation under this agreement of $44,000 is included in general and administrative expenses for the nine months ended September 30, 2011.  The non-competition agreement commences upon the termination of the employment agreement for a period of one year.   As of September 30, 2011, there was a total of $0 in accrued payroll for this executive.

NOTE I - LEGAL PROCEEDINGS

On February 18, 2009, Premier Medical Enterprise Solutions, Inc. (“Premier”) filed a complaint in the Federal District Court in New Mexico against us and our chief executive officer.  Premier has been a customer of our XR-EXpress application.  The complaint alleges among other things breaches of (i) fiduciary duty, (ii) covenant of good faith and fair dealing and (iii) contract, along with claims of conversion and tortuous interference and seeks an accounting.  The suit seeks compensatory, punitive and exemplary damages in excess of $75,000, together with injunctive relief against unfair competition and attorney’s fees. The case is Premier Medical Enterprise Solutions, Inc. v. New Mexico Software, Inc. and Richard Govatski, Case No. Civ 09-165.

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

New Mexico Software, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE I - LEGAL PROCEEDINGS (CONTINUED)

On October 25, 2010, the Court granted partial summary judgment in our favor effectively dismissing Premier’s claim of tortuous interference. Trial was set to commence November 15, 2010, to resolve all remaining issues except for the Company’s malicious abuse of process claim, which is being held in abeyance pending resolution of the underlying claims. On November 11, 2010, Premier filed for reorganization in bankruptcy in the Middle District of Florida, Case No. 9:10-bk-27310. By Order entered on March 17, 2011, the bankruptcy court granted the Company’s motion to have the trial conducted in Federal District Court in New Mexico.  The bankruptcy was subsequently dismissed. We have requested but not yet received a new trial date. On July 21, 2011, counsel for Premier withdrew from the case. No other counsel has entered an appearance for Premier. Premier’s attorney was allowed by the Court to withdraw from the case.  We have filed a motion for default judgment because Premier no longer has an attorney.  That motion is pending.

NOTE J - SUBSEQUENT EVENTS

In November 2011, the Board of Directors approved an amendment to the Company’s Articles of Incorporation to change the name of the Company’s wholly-owned subsidiary to NetMedical Xpress Services, Inc. from Telerad Service, Inc.  The Board also approved the issuance of approximately 256,410 shares of the Company’s $0.001 par value common stock valued at $10,000 each to two doctors for their assistance in developing the Neuro/Stroke Telemedicine model.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

OVERVIEW

New Mexico Software provides Software-as-a-Service (SaaS) solutions primarily for medical industries.  We offer our services via our web-based technology that allows our customers in any type of commercial business and not-for-profit organization to optimize their operations without spending significant time and money on upfront costs for hardware, software, tech support and training.

We continue to see opportunities in telemedicine as health care reform in America focuses on reducing health care costs.  We believe that we can continue to take advantage of the growth in the telemedicine market during the next few years to further expand our customer base and our revenues.

During the fourth quarter of 2011, we will be changing the name of Telerad Service, Inc. to Net Medical Xpress Services, Inc. We believe the new name will more accurately reflect the range of our services and our commitment to the telemedicine market.

Through September 30, 2011, we have realized revenues from four primary sources:

1.

radiological services

2.

software usage fees

3.

software hosting and maintenance services

4.

cardiology services

We also occasionally realize revenues from software sales, scanning services, custom programming services, hardware sales associated with the sales of our software products and other services.

Gross profit is our key indicator of operating progress.  Telerad Service generated a gross profit percentage of 18.0% during the first nine months of 2011 as compared to 14.0% during the first nine months of 2010.  Approximately 82% of the cost of services for Telerad Service is doctor fees, which are directly related to revenues.  Therefore, we expect this percentage to remain relatively stable during the remainder of 2011.  Telerad Service accounted for approximately 87% of the company’s gross revenues during the first nine months of 2011.  The software division generated a gross profit percentage of 47% during the first nine months of 2011 as compared to 68% during the first nine months of 2010.  As a result, the overall gross profit percentage of the company was 21.7% during the first nine months of 2011 and 24.3% during the first nine months of 2010.

Our normal general and administrative expenses (including depreciation, R&D and interest expense, but not including legal fees related to the legal proceedings described in Part II) continue to be approximately $200,000 to $250,000 per quarter.

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

RESULTS OF OPERATIONS

Revenues:

For the Three Months Ended September 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$719,000	$913,000	$(194,000)	(21.2)%

For the Nine months Ended September 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$2,414,000	$2,596,000	$(182,000)	(7.0)%

These changes are a result of the following factors:

1.  Radiological services:

For the Three Months Ended September 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$608,000	$783,000	$(175,000)	(22.3)%

For the Nine months Ended September 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$2,029,000	$2,202,000	$(173,000)	(7.9)%

The decrease in radiological services during the three months and nine months ended September 30, 2011 is due to a combination of the loss of several large customers during 2011 and a general slowing in the industry during the third quarter of 2011.  The loss was partially offset by the addition of several new customers during 2011.

2.  Software usage fees:

For the Three Months Ended September 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$77,000	$94,000	$(17,000)	(18.1)%

For the Nine months Ended September 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$253,000	$282,000	$(29,000)	(10.3)%

During the third quarter of 2010, we terminated the account associated with the legal proceedings described in Part II, Item 1 below.  This resulted in a decrease in software usage fees of approximately $36,000 during the first nine months of 2011 as compared to the first nine months of 2010.  We also have lost several other customers and gained several new customers during 2011, resulting in a net decrease of $17,000 in software usage fees for the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010.

3.  Cardiological services:

For the Three Months Ended September 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$23,000	$10,000	$13,000	130.0%

For the Nine months Ended September 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$70,000	$11,000	$59,000	536.4%

We began providing cardiological services near the end of the first quarter of 2010.  This service has been slowly increasing during 2011.

4.  Software hosting and maintenance:

For the Three Months Ended September 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$11,000	$26,000	$(15,000)	(57.7)%

For the Nine months Ended September 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$50,000	$99,000	(49,000)	(49.5)%

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

For the Three Months Ended September 30,

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

Cost of services:

For the Three Months Ended September 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$567,000	$681,000	$(114,000)	(16.7)%

For the Nine months Ended September 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$1,889,000	$1,964,000	$(75,000)	(3.8)%

Approximately 91% of the cost of services for the nine months ended September 30, 2011 is related to Telerad Service.  These costs consist of radiologist fees, cardiologist fees, management fees, professional credentialing and professional liability insurance. These costs are directly related to revenues; as a result, they have decreased primarily as the telecardiology revenues have increased during the first nine months of 2011.

General and administrative expenses:

For the Three Months Ended September 30,

	2011	2010	Increase (Decrease)	Percent Inc (Dec)
Legal	$6,000	$9,000	$(3,000)	(33.3)%
Other G&A	$193,000	$187,000	$6,000	3.2%

For the Nine months Ended September 30,

	2011	2010	Increase (Decrease)	Percent Inc (Dec)
Legal	$38,000	$93,000	$(55,000)	(59.1)%
Other G&A	$556,000	$516,000	$40,000	7.8%

The decrease in legal expenses is due to the reduced activity during the current nine-month period in the legal proceedings described in Part II, Item 1 below.  The increase in other general and administrative expenses for the first nine months of 2011 as compared to the first nine months of 2010 is due to a number of factors:  approximately $20,000 is increased staffing costs associated with hiring several employees that were previously contract staff as well as hiring two additional employees during 2011; approximately $9,000 is to the result of  increased credit card fees since we began allowing our Telerad Service customers to pay their account balances with credit cards during the fourth quarter of 2010; approximately $12,000 is due to increased marketing and public relations fees; and approximately $6,000 is due to increased telecommunications fees.

Research and development costs:

For the Three Months Ended September 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$16,000	$17,000	$(1,000)	(5.9)%

For the Nine months Ended September 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$48,000	$43,000	$5,000	11.6%

The increase during the nine months ended September 30, 2011 is due to equipment purchases as part of our efforts to upgrade our infrastructure, including the equipment used for research and development purposes.

During the first nine months of 2011, over 80% of our research and development costs were directly associated with staffing.  In the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software that require modification.  Management anticipates that research and development costs in the future will focus both on the upgrading of our existing products and the continued development of new products using our core technology; therefore they will remain relatively steady during the coming year.

Depreciation:

For the Three Months Ended September 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$5,000	$4,000	$1,000	25.0%

For the Nine months Ended September 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$13,000	$14,000	$(1,000)	(7.1)%

The increase in depreciation expense for the quarter ended September 30, 2011 is due to new capital leases acquired during 2011.  The decrease in depreciation expense for the nine months ended September 30, 2011 is due to assets being fully depreciated.

Bad debt expense:

For the Three Months Ended September 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$0	$0	$0	0.0%

For the Nine months Ended September 30,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$27,000	$0	$27,000	100.0%

The increase during the nine months ended September 30, 2011 is due to the determination during the second quarter that certain customer accounts had become uncollectible.

Other income (expense):

For the Three Months Ended September 30,

	2011	2010	Increase (Decrease)	Percent Inc (Dec)
Interest income	$0	$0	$0	0.0%
Interest expense	$3,000	$4,000	$(1,000)	(25.0)%
Gain on sale of inventory	$0	$0	$0	0.0%

For the Nine months Ended September 30,

	2011	2010	Increase (Decrease)	Percent Inc (Dec)
Interest income	$0	$15,000	$(15,000)	(100.0)%
Interest expense	$8,000	$11,000	$(3,000)	(27.3)%
Gain on sale of inventory	$0	$1,000	$(1,000)	(100.0)%

•

The interest income during the first nine months of 2010 is primarily related to charges on the customer account associated with the legal proceedings described in Part II, Item 1 below.  That account was terminated during 2010.

•

The decrease in interest expense during the first nine months of 2011 as compared to the first nine months of 2010 is due to fewer past-due obligations resulting from improved cash flow during 2011.

•

The gain on sale of inventory was due to a one-time sale of obsolete inventory during the second quarter of 2010.

REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on separate lines of business. New Mexico Software (NMS) derives revenues from the development and marketing proprietary internet technology-based software and Telerad Service (TRS) provides radiological services. Information related to the Company's reportable segments for the nine months ended September 30, 2011 is as follows:

	2011			2012
	NMS	TRS	TOTAL	NMS	TRS	TOTAL
Revenue	$315,000	$2,099,000	$2,414,000	$390,000	$2,206,000	$2,596,000
Cost of services	167,000	1,722,000	1,889,000	164,000	1,800,000	1,964,000
General and administrative	235,000	321,000	556,000	185,000	322,000	507,000
Legal	38,000	0	38,000	92,000	0	92,000
Depreciation	8,000	5,000	13,000	10,000	4,000	14,000
Research and development	48,000	0	48,000	43,000	0	43,000
Bad debt expense	0	27,000	27,000	0	0	0
Operating income (loss)	$(181,000)	$24,000	$(157,000)	$(104,000)	$70,000	$(34,000)

Total assets	$140,000	$507,000	$647,000	$386,000	$647,000	$1,033,000

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

Segment’s operating loss	$ (157,000)
Other income (expense)	(8,000)
Consolidated net loss	$ (165,000)

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, cash and cash equivalents totaled $97,000, representing a $179,000 decrease from December 31, 2010. This decrease in available cash was due to the following factors during the period:

Operating activities:

For the Nine Months Ended September 30,

2011	2010	Inc (Dec) in available cash
used $114,000	provided $88,000	$(202,000)

The increase in available cash from operations during the first nine months of 2011 as compared to the first nine months of 2010 is mainly due to a combination of the following factors:

•

a $21,000 increase in available cash due to a decrease in deferred revenues during the first nine months of 2011 as compared to the first nine months of 2010

•

a $93,000 decrease in available cash due to the net decrease in accounts payable and accrued expenses during the first nine months of 2011 as compared to the first nine months of 2010

•

a $136,000 decrease in available cash due to net loss of $165,000 during the first nine months of 2011 as compared to net loss of $29,000 during the first nine months of 2010

Investing activities:

For the Nine Months Ended September,

2011	2010	Inc (Dec) in available cash
used $16,000	used $6,000	$(10,000)

We purchased $16,000 of computer and office equipment during the first nine months of 2011 as compared to only $6,000 during the first nine months of 2010.

Financing activities:

For the Nine Months Ended September 30,

2011	2010	Inc (Dec) in available cash
provided $39,000	used $9,000	$48,000

This increase is primarily due to the sale of common stock during the third quarter of 2011.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space, computer equipment and a vehicle.

At September 30, 2011, we had a working capital deficit of $95,000 as opposed to a working capital deficit of $20,000 at the beginning of the period, a decrease of $75,000.  We may continue to sell equity securities and incur debt as needed to meet our operating needs during 2011.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T. CONTROLS AND PROCEDURES

307 - Disclosure controls and procedures:  As of September 30, 2011, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d-15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, such disclosure controls and procedures were not effective.  The primary reasons for management’s conclusions are that we did not have a plan in place for implementing controls and procedures and insufficient personnel to implement checks and balances.  We believe that we will not have sufficient funds available to develop a plan in the foreseeable future.  We do not anticipate that our business will need sufficient personnel in the foreseeable future that are needed to implement checks and balances.

308T(b) - Changes in internal control over financial reporting:  Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect this control.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

On February 18, 2009, Premier Medical Enterprise Solutions, Inc. (“Premier”) filed a complaint in the Federal District Court in New Mexico against us and our chief executive officer.  Premier has been a customer of our XR-EXpress application.  The complaint alleges among other things breaches of (i) fiduciary duty, (ii) covenant of good faith and fair dealing and (iii) contract, along with claims of conversion and tortuous interference and seeks an accounting.  The suit seeks compensatory, punitive and exemplary damages in excess of $75,000, together with injunctive relief against unfair competition and attorney’s fees. The case is Premier Medical Enterprise Solutions, Inc. v. New Mexico Software, Inc. and Richard Govatski, Case No. Civ 09-165.

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

On October 25, 2010, the Court granted partial summary judgment in our favor effectively dismissing Premier’s claim of tortuous interference. Trial was set to commence November 15, 2010, to resolve all remaining issues except for the Company’s malicious abuse of process claim, which is being held in abeyance pending resolution of the underlying claims. On November 11, 2010, Premier filed for reorganization in bankruptcy in the Middle District of Florida, Case No. 9:10-bk-27310. By Order entered on March 17, 2011, the bankruptcy court granted the Company’s motion to have the trial conducted in Federal District Court in New Mexico.  The bankruptcy was subsequently dismissed. We have requested but not yet received a new trial date. On July 21, 2011, counsel for Premier withdrew from the case. No other counsel has entered an appearance for Premier. Premier’s attorney was allowed by the Court to withdraw from the case.  We have filed a motion for default judgment because Premier no longer has an attorney.  That motion is pending.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about our unregistered sales of common stock during the nine months ended September 30, 2011:

Class of Purchaser	Aggregate Number of Shares
Vendors (1)	338,894
Doctors (2)	1,500,000

(1)  The shares listed above were issued in return for services valued at $10,000.

(2)  The shares listed above were issued in return for cash totaling $44,000.

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

NEW MEXICO SOFTWARE, INC.

Date: November 14, 2011	By /s/ Richard F. Govatski
Richard F. Govatski, President

Date: November 14, 2011	By /s/ Teresa B. Dickey
Teresa B. Dickey, Treasurer (Principal
Financial Officer)