Form 10-K
period 2011-12-31
NEW MEXICO SOFTWARE, INC
filed 2012-03-30
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON DECEMBER 31, 2011 WAS: $3,527,388

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER’S COMMON STOCK AT MARCH 21, 2012 WAS: 146,974,488.

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

Our primary address on the World Wide Web is www.nmxs.com.  Additional web addresses also are available, www.nmxc.net and www.netmedical.com, which broadcast the same information as www.nmxs.com. The information at that web site is not part of our annual report, and we specifically disclaim any liability under federal securities law related to the web site.

Our Business

We currently operate under three business units.

The parent company, New Mexico Software, now operating under the trade name of Net Medical Xpress Solutions, primarily provides Picture Archiving and Communication System (PACs) hardware and software to hospitals and other medical facilities.  We have received a 510k-clearance from the federal Food and Drug Administration for our PACs, which is HIPAA-compliant.   We sell our PACS, trade named “XR-Express”, to medical facilities and also provide it as a hosted “Software as a Service” (SaaS), where the customer is billed on a monthly basis according to usage.  The SaaS option allows our customers to optimize their operations without investing significant time and money on upfront costs for hardware, software, tech support and training.

Our wholly-owned subsidiary, Telerad Service, Inc., now operating under the trade name Net Medical Xpress Services, provides medical diagnostic reading services.  We provide reports for X-rays, echocardiograms, EKGs, CTs, MRIs, and other diagnostic modalities for over 15,600 facilities in the U.S. We have forty radiologists and fifteen cardiologists providing services 24 hours per day, seven days per week, 365 days per year.

The parent company, New Mexico Software, now operating in part under the trade name Net Medical Xpress Specialists, provides telemedicine services to remote hospitals and other medical entities.  At this time, we have specialists credentialed to provide services for neurology and stroke evaluation and cardiology.  In addition, we anticipate providing specialists in the areas of orthopedics, infectious disease, renal exams, retinal scans, psychology and dermatology.   The specialist program began pilot operations in neurology and stroke evaluation at a hospital in New Mexico in November 2011.  We currently expect to provide this service to a number of other hospitals during the first half of 2012. This program has been in development since 2010 and will provide patient care 24 hours per day, seven days per week, 365 days per year, initially in New Mexico and Arizona, followed by additional states later in 2012.

Our Products and Services

XR-EXpress:  XR-EXpress is our flagship software system.  It enables medical providers to examine multiple types of medical images over the Internet.  The originating medical facility or service provider uploads medical images as high-resolution DICOM (digital imaging and communications in medicine) files to our secure servers.  The DICOM files are tagged with patient information.  The radiologist then accesses the images on our secure servers through his or her own computer and returns the diagnostic report to our secure server for access by the treating physician.  XR-EXpress significantly reduces the time between the imaging events and report delivery.  Our workflow technology provides scheduling, dispatching, monitoring and reporting functions, which boosts the customer’s efficiency and productivity while enhancing patient care.  The 501(k) clearance as a Class II Medical Device allows us to market XR-EXpress in the United States under FDA general control provisions, including requirements for annual registration of devices, good manufacturing practice, labeling, and prohibitions against misbranding and adulteration.  We believe that this will provide increased assurance to potential new customers regarding the quality of XR-EXpress, which will result in increased marketing opportunities for us in the future.

XR-Express is also the platform used for our Net Medical Xpress Services and Net Medical Xpress Specialists business units.  In the Specialist division, XR-Express enables a referring hospital to instantly transmit digital diagnostic images and reports to a consulting physician, providing a means for the consulting physician to aid the attending physician in applying the appropriate care.  We believe XR-EXpress is especially useful when the patient is located a substantial distance from a Level I Trauma Facility and transport decisions must be made quickly and effectively, while keeping costs down.  XR-EXpress enables remote hospitals to avoid unnecessary transports, more effectively utilize resources, make better triage and management decisions, and keep patients in their local facilities, thus saving money and facilitating superior patient care.

Cardiology PACS:  We are collaborating with the New Mexico Heart Institute to develop cardiology and vascular extensions to our XR-EXpress software. By working with the experts at NMHI, we have added comprehensive and customizable support for cardiology services, including visualization, automated data collection, measurement tools, and report writing. These software extensions now allow the system to support echocardiograms, stress echocardiograms, dobutamine stress tests, exercise stress tests, nuclear exams, upper and lower venous and arterial exams, carotid exams, renal artery exams, and vascular wellness screening. The extensions run onsite at NMHI and backup to New Mexico Software cloud servers.

Net Medical Xpress Services: Net Medical Xpress Services is a full service telemedicine provider. We specialize in diagnosing all types of studies:  plain film, ultrasound, CT, MRI, echocardiogram, nuclear bone scan, EKG, and fluoroscopy. The studies are read and diagnosed within a web-based environment using our XR-EXpress software. There is no overhead impact, and data integrity, security and HIPAA compliance are maintained.  We are able to provide either final or preliminary reports depending on the customer’s need.  We have forty board-certified radiologists and fifteen board-certified cardiologists reading for us, and our operations team manages the workload for over 15,600 facilities on our system.  Our response time averages fifteen minutes for plain film stats and eighteen minutes for most routine plain film exams.

Net Medical Xpress Neuro™ :  Net Medical Xpress Neuro is one of the services offered in our Net Medical Xpress Specialists business unit.  It is a web-based clinical telemedicine solution that eliminates unnecessary transport of patients from one medical facility to another by facilitating the real-time assessment of patients through a virtual examination.  Our software converts CT scans and MRI's into 3-D images that reveal details not otherwise available.  The specialist program can save lives by reducing the time required to diagnose and treat patients.  Combined with real-time video conferencing, the Net Medical Xpress Neuro™ program enables neurologists in urban areas to diagnose and treat stroke patients at remote medical service areas.  The high definition imaging and video system maintenance costs are part of the service and are maintained by us, minimizing costs for the customer.

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

Business Strategy

Our greatest growth over the preceding five years has been in the medical arena.  Both the federal government and numerous state governments continue to allocate funds to initiate and improve telemedicine programs, particularly in underserved rural areas.  We are confident that telemedicine will continue to be part of the solution to the growing health care costs in the country, and that our web-based products and services can contribute to this solution.

Telemedicine can provide safe, effective services while reducing costs in a wide variety of medical applications, such as avoiding unnecessary patient transports, providing support for hospital overflows, providing increased services in remote or rural areas, providing services in jails and prisons, decreasing the length of some patient stays, providing increased home management of chronic diseases, and increasing access to specialized services.  Digital diagnostics systems in particular have demonstrated significantly improved image quality over the last few years, while costs continue to decrease.  By providing enhanced diagnostic capabilities with quick turn-around times, telemedicine can potentially increase patient safety and reduce costs.

Because of the potential opportunities in telemedicine in the coming years, we will continue to focus the majority of our efforts in this area.   We believe that we can continue to take advantage of the growth in the telemedicine market during the next few years to further expand our customer base and our revenues.

We expect that the restructuring of our business into the three business units of Net Medical Xpress Solutions, Net Medical Xpress Services and Net Medical Xpress Specialists will clarify our products and services and will facilitate our expansion into new service areas.  Net Medical Xpress Solutions will continue to offer hosted software solutions for medical entities as well as offer XR-EXpress for sale to hospitals.  Net Medical Xpress Services will continue to provide diagnostic reports for a variety of medical imaging studies 24 hours per day, seven days per week, 365 days per year.  Net Medical Xpress Specialists will provide remote diagnostic services for several medical specialties, including stroke and other neurological assessments, cardiology, orthopedics, renal exams, dermatological and psychological assessments.

Our current strategy involves the following factors:

•

Continue to emphasize the flexibility and affordability of our hosted applications.  Our customers who prefer this service do not need extensive hardware, software or technology staff to use our products.  Also, we are usually able to get new customers and doctors operational within days, sometimes within hours, including training.

•

Expand our software product offerings by implementing strategies to sell XR-EXpress directly to hospitals.

•

Continue to expand the services we offer.  During 2012, we will be focusing on growing our Net Medical Xpress Specialist business unit by fine-tuning and expanding the stroke and neurological assessment program.  We also are in the process of adding cardiological and orthopedic services, and we anticipate adding renal consults and dermatological and psychological assessments later in the year.

•

Continue to offer exceptionally prompt and thorough customer service, with outstanding quality.

•

Invest in our future by recruiting superior engineering and management personnel.

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

Marketing and Customers

During the last several years we have concentrated nearly all of our efforts on developing and growing our medical services business.  During this time, our most effective marketing tool has been customer referrals and direct sales.  During 2012, we plan to continue this approach, along with targeted trade shows and occasional direct marketing to potential XR-Express and Net Medical Xpress Services customers, to further build our customer base and to sustain our progress in growing our revenues.  Overall, we anticipate that our customer base will continue to broaden in the next year as we expand our services, particularly for Net Medical Xpress Specialists, giving more stability, steady growth, and predictability to our revenues.

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

The Health Insurance Portability and Accountability Act (HIPAA) imposes standards for the use, dissemination and disclosure of protected health information.  Protected health information is any information about health status, provision of health care, or payment for health care that can be linked with an individual.  The act applies to any company that transmits health care data.  The act encourages the use of electronic transmission of data within the U.S. healthcare system, and provides three types of security safeguards that are required for compliance:  administrative, physical and technical.  For each of these types, HIPAA identifies various security standards which must be adopted and administered by any entity covered by the act.  Our software strictly adheres to the privacy and security standards dictated by HIPAA.

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

We have received 510(k) clearance from the FDA for our XR-Express product.  XR-Express is the foundation of all our medically related products and services.

Employees

As of March 1, 2012, we had nineteen full-time and three part-time staff, including five in systems engineering and quality assurance; eleven in customer support; and six in administration.  We also have forty radiologists, fifteen cardiologists and two neurologists on contract.

Item 1A.  Risk Factors

A small number of customers represent a large amount of our revenues and the loss of such customers will result in a significant decrease in revenues and threaten our ongoing operations.

During the year ended December 31, 2011, one customer accounted for 35% of our revenue.  During the year ended December 31, 2010, one customer accounted for 29% of our revenues.  The loss of such customers would result in a significant decrease in our revenues.  Such decrease will negatively impact our growth and threaten our ongoing operations.

A small number of customers represent a large amount of our accounts receivable and the failure to collect those balances will result in a significant decrease in cash flow and threaten our ongoing operations.

As of December 31, 2011, balances due from one customer comprised 43% of total accounts receivable.  Failure to collect this balance would result in a significant decrease in our working cash flow.  Such decrease will negatively impact our growth and threaten our ongoing operations.

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

We expect our business and number of employees to continue to grow over the next twelve months, particularly as Net Medical Xpress Specialists continues to add new customers.  Our growth may place significant stress on our operations, management, employee base, and particularly on our ability to meet capital requirements necessary to support our growth.  Any failure to address the needs of our growing business successfully could have a negative impact on our chance of success.

Our occasional reliance on issuances of shares of our common stock for services performed for us in lieu of paying for such services will result in dilution of your ownership percentage and could depress the market.

Occasionally, we have paid for services by issuing shares of our common stock, in lieu of paying cash, to our employees and other service providers.  We may find it necessary to continue this practice from time to time.  In the event we issue stock for services in the future, the issuance of such shares will result in the dilution of your investment in us.

Our ability to grow our medical services in order to achieve profitability depends on our ability to contract with qualified medical specialists.  Inability to locate and attract licensed and qualified providers, or the loss of those under contract, could have a material negative impact on our future growth and profitability.

The current market for highly qualified medical specialists is competitive, with potential decreases in the coming years.  If we are unable to locate and attract licensed and qualified medical specialists, we could have difficulty growing, or maintaining our medical services business, which would negatively impact our revenues and operations, as well as reducing our opportunities for becoming profitable.

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

ITEM 2.  DESCRIPTION OF PROPERTY

We currently lease a 3,000 square foot facility in Albuquerque, New Mexico, at a cost of approximately $4,820 per month.  The lease expires on April 30, 2014.  The facility houses our administrative, marketing and engineering offices, and provides adequate room for expansion.  It also contains an advanced telephone system which will provide the capability needed to provide adequate customer telephone support.  We house our primary servers in a separate facility downstairs from ours, at a cost of approximately $1,700 per month on a month-to-month basis.  The two locations are networked together by fiber optics.  In this facility we have access to a large power generator, which enables our servers to continue operating during power outages.

ITEM 3.  LEGAL PROCEEDINGS

On January 23, 2012, the US District Court in Albuquerque, New Mexico entered judgment in favor of New Mexico Software in the case of Premier Medical Enterprise Solutions, Inc. v. New Mexico Software, Inc. and Richard Govatski, Case No. Civ 09-165.  The judgment brings to conclusion the suit initiated by Premier Medical in early 2009, alleging breach of breaches of (i) fiduciary duty, (ii) covenant of good faith and fair dealing and (iii) contract, along with claims of conversion and tortuous interference and seeks an accounting.  The suit sought compensatory, punitive and exemplary damages in excess of $75,000, together with injunctive relief against unfair competition and attorney’s fees.  The court awarded judgment to New Mexico Software in the amount of $636,606.

Premier Medical had been an early client of our XR-Express services.  Premier Medical withheld payment for services provided prior to filing suit and after suit until we terminated service in June 2010.  In December 2010, we wrote off as uncollectible all accounts receivable from Premier Medical.

We are evaluating with the advice of counsel whether to pursue collection of our judgment against Premier Medical, its principals and its successor which appears to have taken an assignment of Premier Medical’s business without consideration.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

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

	Quarter	High	Low
FISCAL YEAR ENDED	First	$0.040	$0.030
DECEMBER 31, 2010	Second	$0.035	$0.020
	Third	$0.051	$0.014
	Fourth	$0.045	$0.030

FISCAL YEAR ENDED	First	$0.048	$0.032
DECEMBER 31, 2011	Second	$0.040	$0.026
	Third	$0.030	$0.019
	Fourth	$0.040	$0.017

FISCAL YEAR ENDED	First	$0.030	$0.020
DECEMBER 31, 2012	(Through March 5)

Recent Sales of Unregistered Securities

The following table sets forth information about our unregistered sales of common stock during the year ended December, 2011:

Class of Purchaser	Aggregate Number of Shares	Consideration
Contractors (1 person)	338,894	$10,000
Contract Doctors (3 persons)	2,012,818	$64,000

All shares issued to contractors were in payment of invoices.  Of the shares issued to our contract doctors, 512,818 were payment for additional services, and 1,500,000 were in return for cash.

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

No shares were issued in 2011 pursuant to stock issuance plans and related registration statements on Form S-8.

Shareholders

As of March 9, 2012, there were 364 holders of record of our common shares.

Dividends

We did not declare any cash dividends on our common stock during the year ended December 31, 2011.  We have no plans to pay any dividends to the holders of our common stock in 2012.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

OVERVIEW

To more accurately reflect the range of our services and our commitment to the telemedicine market we are using the following trade names for our services:  Net Medical Xpress Solutions, Net Medical Xpress Services and Net Medical Xpress Specialists.

Through December 31, 2011, we have realized revenues from four primary sources:

1.

radiological services

2.

software usage fees

3.

software hosting and maintenance services

4.

cardiology services

We also occasionally realize revenues from software sales, scanning services, custom programming services, hardware sales associated with the sales of our software products and other services.

Gross profit is our key indicator of operating progress.  Net Medical Xpress Services generated a gross profit percentage of 17.3% during 2011 as compared to 19.0% during 2010.  Approximately 81% of the cost of services for Net Medical Xpress Services is doctor fees, which are directly related to revenues.  Therefore, we expect this percentage to remain relatively stable during 2012.  Net Medical Xpress Services accounted for approximately 87% of our gross revenues during 2011.  Net Medical Xpress Solutions generated a gross profit percentage of 47% during 2011 as compared to 50% during 2010.  As a result, our overall gross profit percentage was 21.1% during 2011 as compared to 22% during 2010.

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

Revenue Recognition

According to FASB ASC Topic 605, Revenue Recognition, revenue is recognized when a transaction occurs and 1) the revenue is realized or realizable and 2) the revenue is earned. Revenue from a transaction must meet both criteria in order to be recognized. Revenue is generally considered realized when cash is received for the sale of a product or performance of a service. Revenue generally becomes realizable when a promise to pay is received in exchange for the sale of a product or performance of a service.

The Company invoices its customers for radiological review services rendered by its contracted licensed radiology staff upon full completion and closure of the case review process.

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

Currently, software usage consists of XR-EXpress report fees.

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

RESULTS OF OPERATIONS

Revenues:

For the Year Ended December 31,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$3,207,000	$3,485,000	$(278,000)	(8.0)%

These changes are a result of the following factors:

1.  Radiological services:

For the Year Ended December 31,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$2,708,000	$2,942,000	$(234,000)	(8.0)%

The decrease in radiological services during 2011 as compared to 2010 is primarily due to the loss of two customers during the year, one to bankruptcy and one to another service.  The volume of reads from our current customers continues to expand and contract somewhat as their businesses change, but overall we anticipate that this revenue will increase slightly during 2012.

2.  Software usage fees:

For the Year Ended December 31,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$338,000	$370,000	$(32,000)	(8.6)%

The decrease in software usage fees during 2011 as compared to 2010 is primarily due to the loss of one customer.  We will be expanding the services that we offer in this revenue category with the addition of the cardiology PACS system that began pilot operations at the end of 2011.  As a result, we anticipate that this revenue will increase moderately during 2012.

3.  Cardiology services:

For the Year Ended December 31,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$83,000	$27,000	$56,000	207.4%

We began offering cardiology services during the first quarter of 2010, and we are still adding new customers each quarter.  Therefore, we expect this revenue category to continue to increase slightly during 2012.

4.  Software hosting and maintenance:

For the Year Ended December 31,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$60,000	$125,000	$(65,000)	(52.0)%

This decrease is a result of our continued focus on our medical division and our decreased focus on our older software applications that were developed prior to XR-EXpress.  At this point, nearly all of our customers are using our medically related services, with no customers remaining on the earlier enterprise systems, which we are no longer offering.  Software maintenance consists mainly of hosting and managing our customers’ data on our systems, and to a lesser extent includes technical support programs associated with our products.   We expect revenues in this category to decrease further during the coming year, as we continue to focus our efforts on building our medical division.

5.  Software sales and licenses:

For the Year Ended December 31,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$10,000	$2,000	$8,000	400.0%

This increase is due to a software upgrade for one customer and is not likely to be repeated during 2012.  We anticipate focusing some efforts on the sale of PACS systems to hospitals during the coming year.  However, because these would be major sales, we are unable to project the volume or timing of any impact on revenues at this time.

6.  Custom programming:

For the Year Ended December 31,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$7,000	$19,000	$(12,000)	(63.2)%

We performed one custom programming project for a new cardiology customer during the fourth quarter of 2010.  The revenue for 2011 was related to the setup of a new division for an existing customer.  We anticipate undertaking a few small and medium-sized projects that will generate a moderate increase in revenues in this category during 2012. We continue to offer programming services for customer database integration, and for other projects for our existing and new customers.

Cost of services:

For the Year Ended December 31,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$2,529,000	$2,670,000	$(141,000)	(5.3)%

Approximately 91% of the cost of services for the year ended December 31, 2011 is related to Net Medical Xpress Services.  These costs consist of radiologist and cardiologist fees, management fees, professional credentialing and professional liability insurance. The majority of these costs are directly related to revenues.  The majority of the decrease in these costs during 2011 as compared to 2010 is primarily due to two factors:  doctor fees decreased approximately $77,000 due to decreased volume of reads during 2011 as compared to 2010, and a reduction in engineering staff during 2011 accounts for most of the remaining decrease.

General and administrative expenses:

For the Year Ended December 31,

	2011	2010	Increase (Decrease)	Percent Inc (Dec)
Legal expenses	$45,000	$146,000	$(101,000)	(69.2)%
Other G&A expenses	$736,000	$706,000	$30,000	4.2%

The decrease in legal expenses is due to the legal proceedings described in Part I, Item 3 above nearing the end of proceedings. The increase in general and administrative expenses is primarily due to the addition of administrative staff for Net Medical Xpress Specialist program.

Research and development costs:

For the Year Ended December 31,

2011	2010	Increase (Decrease)	Percent Inc (Dec)
$66,000	$60,000	$6,000	10.0%

During 2011, over 86% of our research and development costs were directly associated with staffing.  The increase in costs for 2011 as compared to 2010 is primarily related to computer supplies while developing the neurology/stroke program.  In the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software that require modification.  Management anticipates that research and development costs in the future will focus both on the upgrading of our existing products and the continued development of new products using our core technology; therefore they will remain relatively stable or perhaps increase slightly during the coming year.

Depreciation and bad debt expense:

For the Year Ended December 31,

	2011	2010	Increase (Decrease)	Percent Inc (Dec)
Depreciation expense	$18,000	$18,000	$0	0.0%
Bad debt expense	$27,000	$210,000	$(183,000)	(87.1)%

The decrease in bad debt expense is primarily due to the write-off of the account involved in the legal proceedings described in Part I, Item 3 above during 2010.

Other income (expense):

For the Year Ended December 31,

	2011	2010	Increase (Decrease)	Percent Inc (Dec)
Interest income	$0	$14,000	$(14,000)	(100.0)%
Gain on sale of obsolete inventory	$0	$1,000	$(1,000)	(100.0)%
Interest expense	$10,000	$14,000	$(4,000)	(28.6)%

•

The decrease in interest income is primarily due to the termination during 2011 of the customer account associated with the legal proceedings described in Part I, Item 3 above.

•

The gain on sale of obsolete inventory is due to the sale during 2011 of certain inventory items on hand that were written off during 2010.

•

The decrease in interest expense is related to a reduction in lease obligations during 2011 as compared to 2010.

REPORTABLE SEGMENTS

We have identified reportable segments based on separate lines of business. The segment identified as “Software” derives revenues from the development and marketing proprietary internet technology-based software and the segment identified as Services“ provides medical image diagnostic services. Information related to our reportable segments for 2011 is as follows:

	Software	Services	TOTAL
Revenue	$ 416,000	$ 2,791,000	$ 3,207,000

Cost of services	221,000	2,309,000	2,529,000
General and administrative	319,000	418,000	736,000
Legal fees	43,000	-	45,000
Depreciation	11,000	7,000	18,000
Research and development	66,000	-	66,000
Bad debt expense	-	27,000	27,000

Operating income (loss)	$ (244,000)	$ 30,000	$ (214,000)

Total assets	$ 139,000	$ 544,000	$ 683,000

A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

Segment’s operating loss	$ (214,000)
Other income (expense)	(10,000)
Consolidated net loss	$ (224,000)

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, cash and cash equivalents totaled $100,000, representing a $88,000 decrease from the beginning of the period.  The decrease in available cash was due to a combination of several factors during the year:

Operating activities:

For the Year Ended December 31,

2011	2010	Inc (Dec) in available cash
used $101,000	provided $98,000	$(199,000)

The increase in available cash from operations during 2011 as compared to 2010 is mainly due to a combination of the following major factors:

•

Accounts receivable increased by $60,000 during 2011 as compared to decreasing by $96,000 during 2010, providing a decrease in available funds of $156,000.

•

Bad debt expense was $27,000 during 2011 as compared to $210,000 during 2010, resulting in a decrease in available funds of $183,000.

•

Net loss during 2011 was $224,000 as compared to $324,000 during 2010, constituting an increase in available funds of $100,000 during 2011.

Investing activities:

For the Year Ended December 31,

2011	2010	Inc (Dec) in available cash
used $43,000	used $18,000	$(25,000)

We leased additional computer and office equipment during 2011 for infrastructure upgrades.

Financing activities:

For the Year Ended December 31,

2011	2010	Inc (Dec) in available cash
provided $56,000	used $3,000	$59,000

We received $44,000 for stock purchases during 2011 as compared to $0 during 2010.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space and office equipment.

At December 31, 2011 we had a working capital deficit of $92,000 as opposed to a working capital deficit of $20,000 at the end of 2010.  This decrease is primarily due to a reduction in cash balance of $88,000.  We may continue to sell equity securities and incur debt as needed to meet our operating needs during 2011.

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of New Mexico Software, Inc.

Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheet of New Mexico Software, Inc. as of December 31, 2011, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. New Mexico Software Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Mexico Software, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the financial statements, the Company has an accumulated deficit of $15,346,000 since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note A.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC

March 30, 2012

Las Vegas, Nevada

SEALE AND BEERS, CPAs

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

New Mexico Software, Inc.

Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheet of New Mexico Software, Inc. as of December 31, 2010, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the year thenended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Seale and Beers, CPAs

Las Vegas, Nevada

March 31, 2011

50 S. Jones Blvd. Suite 202Las Vegas, NV 89107Phone: (888)727-8251 Fax: (888)782-2351

New Mexico Software, Inc.
Consolidated Balance Sheets
(Rounded to the nearest thousand)

	December 31,	December 31,
	2011	2010
Assets

Current assets:
Cash and equivalents	$100,000	$188,000
Accounts receivable, net	463,000	430,000
Prepaid expenses and other assets	41,000	53,000
Total current assets	604,000	671,000

Furniture, equipment and improvements, net	75,000	57,000
Security deposits	4,000	4,000

Total Assets	$683,000	$732,000

Liabilities and Stockholders' (Deficit) Equity

Current liabilities:
Accounts payable	$634,000	$647,000
Accrued expenses	31,000	31,000
Customer deposits	3,000	3,000
Deferred revenue	15,000	6,000
Capital lease	13,000	4,000
Total current liabilities	696,000	691,000

Long-term liabilities
Note payable	2,000	-
Capital lease - long-term portion	4,000	3,000
Total long-term liabilities	6,000	3,000

Total liabilities	702,000	694,000

Stockholders' (deficit) equity:
Preferred stock, $0.001 par value, 500,000 shares authorized,
0 shares issued and outstanding as of 12/31/11 and 12/31/10, respectively	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 147,187,307 and 144,835,595 shares issued and
outstanding as of 12/31/11 and 12/31/10, respectively	147,000	145,000
Paid-in capital	15,159,000	15,054,000
Subscriptions payable	21,000	21,000
Deferred compensation	-	(60,000)
Accumulated deficit	(15,346,000)	(15,122,000)
Total stockholders' (deficit) equity	(19,000)	38,000

Total Liabilities and Stockholders' (Deficit) Equity	$683,000	$732,000

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Consolidated Statements of Operations
(Rounded to the nearest thousand)

	For the year ended
	December 31,
	2011	2010

Revenues
Radiological services	$2,708,000	$2,942,000
Software usage fees	338,000	370,000
Cardiology services	83,000	27,000
Software hosting and maintenance	60,000	125,000
Software sales and licenses	10,000	2,000
Custom programming	7,000	19,000
Other	1,000	-
Gross revenues	3,207,000	3,485,000

Cost of services	2,529,000	2,670,000

Gross profit	678,000	815,000

Operating costs and expenses:
General and administrative	736,000	706,000
Legal fees	45,000	146,000
Depreciation and amortization	18,000	18,000
Research and development	66,000	60,000
Bad debt	27,000	210,000
Total operating costs and expenses	892,000	1,140,000

Net operating loss	(214,000)	(325,000)

Other income (expense):
Interest expense	(10,000)	(14,000)
Interest income	-	14,000
Gain on sale of obsolete inventory	-	1,000
Total other income (expense)	(10,000)	1,000

Net loss	$(224,000)	$(324,000)

Loss per share - basic	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding - basic	145,460,651	138,293,912

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Consolidated Statements of Cash Flows
(Rounded to the nearest thousand)

	For the year ended
	December 31,
	2011		2010
Cash flows from operating activities
Net loss		$(224,000)	$(324,000)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services		30,000	93,000
Common stock issued for services to board members and officers		60,000	60,000
Executive services donated		33,000	-
Bad debt expense		27,000	210,000
Depreciation and amortization		18,000	18,000
Depreciation and amortization allocated to cost of services		7,000	8,000
Changes in operating assets and liabilities:
Accounts receivable		(60,000)	96,000
Prepaid expenses and other assets		12,000	(7,000)
Accounts payable		(13,000)	(8,000)
Customer deposits		-	(18,000)
Accrued expenses		-	(19,000)
Deferred revenue		9,000	(11,000)
Net cash provided (used) by operating activities		(101,000)	98,000

Cash flows from investing activities
Acquisition of fixed assets		(43,000)	(18,000)
Net cash used by investing activities		(43,000)	(18,000)

Cash flows from financing activities
Proceeds from note payable		2,000	-
Net repayment of principal under capital lease		10,000	(3,000)
Net proceeds from the issuance of common stock		44,000	-
Net cash (used) provided by financing activities		56,000	(3,000)

Net increase in cash equivalents		(88,000)	77,000
Cash equivalents - beginning		188,000	111,000
Cash equivalents - ending		$100,000	$188,000

Supplemental disclosures:
Interest paid	$		$5,000
Shares issued for exercise of options		$-	$-
Assets acquired under capital lease		$10,000	$8,000

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(Rounded to the nearest thousand)

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Payable	(Deficit)	Equity

Balance, December 31, 2009	-	$-	134,192,738	$134,000	$14,852,000	$-	$21,000	$(14,798,000)	$209,000

Issuance of common stock
for services			2,642,857	3,000	90,000				93,000

Issuance of common stock to board
members and officers for future services			8,000,000	8,000	112,000	(120,000)			-

Compensation earned by board
members and officers						60,000			60,000

Net (loss)
For the year ended
December 31, 2010								(324,000)	(324,000)

Balance, December 31, 2010	-	$-	144,835,595	$145,000	$15,054,000	$(60,000)	$21,000	$(15,122,000)	$38,000

Issuance of common stock
for services			851,712		30,000				30,000

Issuance of common stock
for cash			1,500,000	2,000	42,000				44,000

Executive time donated					33,000				33,000

Compensation earned by board
members and officers						60,000			60,000

Net (loss)
For the year ended
December 31, 2011								(224,000)	(224,000)

Balance, December 31, 2011	-	$-	147,187,307	$147,000	$15,159,000	$-	$21,000	$(15,346,000)	$(19,000)

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE A - ORGANIZATION AND OPERATIONS

[1] Description of business and history

New Mexico Software, Inc., a Nevada corporation, (the Company), develops and markets proprietary Internet technology-based software for the management of digital high-resolution graphic images, documents, video clips and audio recordings. The Company provides its software products in the form of Software-as-a-Service (SaaS) solutions, primarily for medical industries.

The Company was incorporated in New Mexico in 1996 under the name of New Mexico Software, Inc.  It was acquired by Raddatz Exploration, Inc., a publicly traded Delaware corporation, in 1999. At that time, Raddatz changed its name to NMXS.com, Inc., and operated New Mexico Software, Inc. as a wholly-owned subsidiary. On January 1, 2006, NMXS.com, Inc. merged into its newly incorporated, wholly-owned subsidiary, New Mexico Software, Inc., a Nevada corporation, for the sole purpose of changing its state of incorporation and its name.

In May 2008, the Company formed Telerad Service Inc. as a wholly-owned subsidiary of New Mexico Software, Inc., to provide radiological services to hospitals, mobile and portable x-ray providers, prisons, urgent care facilities, and assisted living facilities.  Telerad Service utilizes the Company’s XR-EXpress software in providing these services.  In January 2012 Telerad Service Inc. began doing business under the trade name of Net Medical Xpress Services to more accurately reflect the diversity of services offered.

[2] Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $15,346,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful continuation of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

[3] Principles of Consolidation

The consolidated financial statements include the accounts of the Company’s wholly owned subsidiary, TeleRad Services, Inc.  All significant inter-company balances and transactions have been eliminated in consolidation.

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Revenue recognition:

According to FASB ASC Topic 605, Revenue Recognition, revenue is recognized when a transaction occurs and 1) the revenue is realized or realizable and 2) the revenue is earned. Revenue from a transaction must meet both criteria in order to be recognized. Revenue is generally considered realized when cash is received for the sale of a product or performance of a service. Revenue generally becomes realizable when a promise to pay is received in exchange for the sale of a product or performance of a service.

The Company invoices its customers for radiological review services rendered by its contracted licensed radiology staff upon full completion and closure of the case review process.

The Company’s revenues are generally classified into four main categories: radiological services, software usage fees, cardiology services, and software hosting and maintenance. The Company also occasionally derives revenue from hardware sales associated with sales of its various software products, fees for customization or modification to its core software product, scanning services and other services such as consulting, training and installation.  The Company recognizes revenue on its software and hosting revenue in accordance with Statement of Position ASC Topic 985 Software Revenue Recognition as amended.

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

Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with ASC 605-25.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At December 31, 2011 and December 31, 2010, there were no custom software development arrangements in progress.

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

[2] Cash and cash equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At December 31, 2011, the Company did not have cash and equivalents that exceeded federally insured limits.

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

The Company also estimates an allowance for doubtful accounts, which amounted to $32,000 and $38,000 at December 31, 2011 and 2010, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, for the years ended December 31, 2011 and 2010 totaled $27,000 and $210,000, respectively.

[4] Unbilled Accounts Receivable

At year end, certain completed cases are not invoiced to the Company’s customers until a time subsequent to the yearend due to billing cycle timing issues.  The unbilled cases are recorded on the Company’s books as “Unbilled Accounts Receivable”.  The balances of Unbilled Accounts Receivable included in Accounts Receivable, net on the Company’s balance sheet at December 31, 2011 and 2010 were $274,316 and $287,843, respectively.

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

[7] Per share data:

The basic per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock.  All potentially dilutive securities have been excluded from the computations since they would be antidilutive, however, these dilutive securities could potentially dilute earnings per share in the future. Options exercisable for 10,962,250 and 11,262,250 shares of common stock have been excluded from the diluted loss per share calculation for the years ended December 31, 2011 and 2010, respectively, because inclusion of such would be antidilutive.

[8] Research and development expenses:

Costs of research and development activities are expensed as incurred.

[9] Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $0 and $8,000 for the years ended December 31, 2011 and 2010, respectively.

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

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[12] Stock-based compensation:

The Company adopted ASC Topic 505, Share-Based Payment, effective January 1, 2006. ASC 505 requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company provides newly issued shares to satisfy stock option exercises.  There were 0 and 0 option awards granted to employees and directors in the years ended December 31, 2011 and 2010, respectively.  During the years ended December 31, 2011 and 2010, the Company recorded $0 and $0, respectively, in expense related to option grants to employees and directors.

[13] Software development:

The Company accounts for computer software development costs in accordance with ASC 985, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs. Technological feasibility is generally achieved upon satisfactory beta test results. Upon achieving technological feasibility, programming costs are capitalized and amortized over the economic useful life which is estimated to be two years. There were no capitalized software development costs as of December 31, 2011 and 2010.

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

[15] Recent pronouncements:

The Company’s management has reviewed recent accounting pronouncements issued through the date of the issuance of these financial statements. In management’s opinion, no pronouncements apply or will have a material effect on the Company’s financial statements.

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE C - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of December 31, 2011 and 2010 consisted of the following:

	2011	2010
Computers	$ 474,000	$ 430,000
Furniture, fixtures and equipment	130,000	130,000
Automobiles	41,000	41,000
Leasehold improvements	20,000	20,000
	665,000	621,000
Accumulated depreciation	(590,000)	(564,000)
	$ 75,000	$ 57,000

Depreciation expense for the years ended December 31, 2011 and 2010 was $18,000 and $18,000, respectively.

NOTE D - STOCKHOLDERS’ EQUITY

Common stock:

During the year ended December 31, 2011, the Company effected the following stock transactions:

The Company issued a total of 851,712 shares of the Company’s $0.001 par value common stock to outside contractors in exchange for services rendered valued at $30,000.

The Company issued a total of 1,500,000 shares of the Company’s $0.001 par value common stock to outside contractors in exchange for cash in the amount of $44,000.

Earned compensation for the Board of Directors of $60,000 is included in expense for the year ended December 31, 2011.

Donated time valued at $33,000 for two executives is included in expense for the year ended December 31, 2011.

Treasury stock:

The Company effected no treasury stock transactions during the year ended December 31, 2011.

Warrants:

During the years ended December 31, 2011 and 2010, there were no warrants issued or exercised. No warrants are outstanding at December 31, 2011.

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE D - STOCKHOLDERS’ EQUITY (CONTINUED)

Stock options:

Stock options employees and directors - During the years ended December 31, 2011 and 2010, the Company made no grants of stock options to employees or directors.

Stock options non-employees - During the years ended December 31, 2011 and 2010, the Company made no grants of stock options for services.

Exercise prices and weighted-average contractual lives of stock options outstanding as of December 31, 2011 are as follows:

Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable
$0.01-$0.04	9,500,000	4.86	$0.03	9,500,000
$0.05-$0.30	1,462,250	1.20	$0.06	1,462,250

Summary of Options Granted and Outstanding:

	For the Years Ended December 31,
	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	11,262,250	$0.03	11,489,250	$0.04
Granted	0	$0.00	0	$0.00
Cancelled	(300,000)	$0.06	(227,000)	$0.21
Exercised	0	$0.00	0	$0.00
Outstanding at end of year	10,962,250	$0.03	11,262,250	$0.03

During the year ended December 31, 2011, no options were granted.

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

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE E - INCOME TAXES (CONTINUED)

As of December 31, 2010, the Company had net operating loss carry forwards of approximately $15,346,000, which expire in varying amounts between 2017 and 2028. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carry forward.

At December 31, 2010 and 2009, the Company had a federal operating loss carry forward of $15,346,000 and $15,122,000, respectively.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2011	2010
Deferred tax assets:
Net operating loss carry forward	$ 4,809,000	$ 4,676,000
Stock based compensation	93,000	153,000

Total deferred tax assets	4,902,000	4,829,000
Less: Valuation Allowance	(4,902,000)	(4,829,000)

Net Deferred Tax Assets	$ --	$ --

The valuation allowance for deferred tax assets as of December 31, 2011 and 2010 was $4,902,000 and $4,829,000, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would be realized as of December 31, 2011 and 2010.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2011	2010

Federal statutory tax rate	(25.0)%	(25.0)%
State taxes, net of federal tax benefit	(5.0)%	(5.0)%
Permanent difference and other	30.0%	30.0%

Effective tax rate	0%	0%

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE F - MAJOR CUSTOMERS

During the year ended December 31, 2011, one customer accounted for 35% of the Company's revenue.  During the year ended December 31, 2010, one customer accounted for 29% of the Company's revenue.

As of December 31, 2011, balances due from one customer comprised 43% of total accounts receivable.

NOTE G - REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on separate lines of business. New Mexico Software (NMS) derives revenues from the development and marketing proprietary internet technology-based software and Telerad Service (TRS) provides radiological services. Information related to the Company's reportable segments for 2011 is as follows:

	NMS	TRS	TOTAL
Revenue	$ 416,000	$ 2,791,000	$ 3,207,000

Cost of services	221,000	2,309,000	2,529,000
General and administrative	319,000	418,000	736,000
Legal fees	43,000	-	45,000
Depreciation	11,000	7,000	18,000
Research and development	66,000	-	66,000
Bad debt expense	-	27,000	27,000

Operating income (loss)	$ (244,000)	$ 30,000	$ (214,000)

Total assets	$ 139,000	$ 544,000	$ 683,000

A reconciliation of the segments' operating loss to the consolidated net loss/comprehensive loss is as follows:

Segment’s operating loss	$ (214,000)
Other income (expense)	(10,000)
Consolidated net loss	$ (224,000)

NOTE H - COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring on April 30, 2014.  The Company also leases one automobile.  Future minimum lease payments as of December 31, 2011 are as follows:

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE H - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Year	Amount
2012	73,000
2013	63,000
2014	21,000

Rent expense for the years ended December 31, 2011 and 2010 amounted to $64,000 and $66,000, respectively.

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2010. The agreement allows for a one-year renewal option unless terminated by either party.  Base salary is $60,000 per annum with available additional cash compensation as defined in the agreement.  Compensation under this agreement of $60,000 is included in general and administrative expenses for the year ended December 31, 2011.  The non-competition agreement commences upon the termination of the employment agreement for a period of one year.  As of December 31, 2011, there was a total of $0 in accrued payroll, and $15,000 in donated capital, for unpaid salary, for this executive.

NOTE I - LEGAL PROCEEDINGS

On January 23, 2012, the US District Court in Albuquerque, New Mexico entered judgment in favor of New Mexico Software in the case of Premier Medical Enterprise Solutions, Inc. v. New Mexico Software, Inc. and Richard Govatski, Case No. Civ 09-165.  The judgment brings to conclusion the suit initiated by Premier Medical in early 2009, alleging breaches of (i) fiduciary duty, (ii) covenant of good faith and fair dealing and (iii) contract, along with claims of conversion and tortuous interference and seeks an accounting.  The suit sought compensatory, punitive and exemplary damages in excess of $75,000, together with injunctive relief against unfair competition and attorney’s fees.  The court awarded judgment to New Mexico Software in the amount of $636,606.

Premier Medical had been an early client of our XR-Express services.  Premier Medical withheld payment for services provided prior to filing suit and after suit until we terminated service in June 2010.  In December 2010, we wrote off as uncollectible all accounts receivable from Premier Medical.

We are evaluating with the advice of counsel whether to pursue collection of our judgment against Premier Medical, its principals and its successor which appears to have taken an assignment of Premier Medical’s business without consideration.

New Mexico Software, Inc.

Notes to Consolidated Financial Statements

NOTE J - SUBSEQUENT EVENTS

In January 2012, the Board of Directors approved the issuance of 8,000,000 shares of the Company’s $0.001 par value common stock valued at $160,000 to the directors for services for 2012 and 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two most recent fiscal years, there have been no disagreements with L.L. Bradford & Company, our independent auditor for the year ended December 31, 2011, or with Seale & Beers, LLP, our independent auditor for the year ended December 31, 2010, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.  CONTROLS AND PROCEDURES

307 - Disclosure controls and procedures:  As of December 31, 2011, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.  Disclosure controls and procedures are defined in Exchange Act Rule 15d-15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, such disclosure controls and procedures were not effective.

308(a)(1) - Management’s responsibility:  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Exchange Act Rule 15d-15(f) “as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:  (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.”   Because of inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

308(a)(2) - Framework used for evaluation:  In its evaluation of our internal control over financial reporting, our management has used the Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

308(a)(3) - Evaluation of our internal control over financial reporting:  Pursuant to Rule 15d-15 of the Exchange Act, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011.   Based on this evaluation, our management, with the participation of our principal executive and principal financial officers, concluded that our internal control over financial reporting was not effective as of December 31, 2011.  Management has identified the following material weakness in our internal control over financial reporting:

•

We do not have adequate personnel and other resources to assure that significant and complex transactions are timely analyzed and reviewed.

•

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

•

Our limited financial resources restrict our employment of adequate personnel needed and desirable to separate the various receiving, recording, reviewing and oversight functions for the exercise of effective control over financial reporting.

•

Our limited resources restrict our ability to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

308(c) - Changes in internal control over financial reporting:  Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the year ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position	Director Since
Richard F. Govatski	67	Chairman, President and Chief Executive Officer	1999
Teresa B. Dickey	68	Director, Secretary & Treasurer	2002
John E. Handley	50	Director	2003
Frank A. Reidy	70	Director	2005

We do not have a separately designated audit committee, compensation committee or nominating committee.  However, Mr. Handley and Mr. Reidy, both qualify as “audit committee financial experts” because of their education and experience in business and accounting.  Using the definition of independence contained in the NASDAQ listing rules, Mr. Handley and Mr. Reidy are also our independent directors.  We have the authority under Nevada law and our bylaws to indemnify our directors and officers against certain liabilities.  We have been informed by the U.S. Securities and Exchange Commission that indemnification against violations of federal securities law is against public policy and therefore unenforceable.

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

TERESA B. DICKEY has been our Secretary/Treasurer since August 1999.  She became a member of our Board of Directors on December 19, 2002 and has held such position since such time.  From 1988 until 1999 she was employed by Sandia National Laboratory as art director.  Sandia National Laboratory is a U.S. Department of Energy national security laboratory.  In 1964, Ms. Dickey received her Bachelor of Professional Arts from the Art Center College of Design in Pasadena, California.

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

Code of Ethics.

We have not adopted a code of ethics governing the conduct of our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Nomination of Candidates for Directors by Stockholders.

We have not adopted any procedures for nomination of candidates for directors by our stockholders.

Board Meeting Attendance.

Our board held two meetings during 2011, in person and by telephone.  All directors attended both meetings.

Shareholder Communications.

We have not established any process for security holders to communicate with our board of directors.  Our stockholders are welcome to contact our directors and executive officers individually at any time.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table.  The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to us, or any of its subsidiaries, for the years ended December 31, 2011, 2010 and 2009.  We did not pay any executive officer other than Mr. Govatski more than $100,000 in the last three fiscal years.

Name and Principal Position	Year	Salary	Stock Awards	Total ($)
Richard F. Govatski	2011	$60,000	$15,000	$75,000
President and Chief Executive Officer	2010	$60,000	$15,000	$75,000
	2009	$60,000	$17,000	$77,000
Teresa B. Dickey	2011	$60,000	$15,000	$75,000
Chief Financial Officer	2010	$60,000	$15,000	$75,000
	2009	$60,000	$17,000	$77,000

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option/Par Values

The following table sets forth certain information regarding stock options exercised during fiscal 2011 and held as of December 31, 2011, by Mr. Govatski.

			Number of securities underlying unexercised options at fiscal year-end	Value of unexercised in-the-money options at fiscal year-end (1)
Name	Shares acquired on exercise	Value realized	Exercisable/Unexercisable	Exercisable/Unexercisable
Richard F. Govatski	-0-	N/A	3,500,000/0	$0/$0 (2)

(1) Value is based on the closing sale price of the Common Stock on December 30, 2011, the last trading day of fiscal 2011 ($0.024), less the applicable option exercise price.

(2) Of these options, 500,000 were exercisable at $0.044 per share and 3,000,000 were exercisable at $0.03 per share.

Employment Contracts

We entered into an employment and non-competition agreement with Mr. Govatski to continue in the capacity of President and CEO for a term ending December 31, 2012.  The agreement allows for a one-year renewal option unless terminated by either party.  Base salary is $60,000 per annum with available additional cash compensation as defined in the agreement.  Additional cash compensation is based upon the achievement of target goals as approved by the Board of Directors, and is dependent on our available cash flow.  The non-competition agreement commences upon the termination of the employment agreement for a period of one year.

We do not have an employment agreement with Ms. Dickey

Compensation of Directors

Name	Shares Awards	2011 Total
Teresa B. Dickey	$15,000	$15,000
John Handley	$15,000	$15,000
Frank Reidy	$15,000	$15,000

Directors are permitted to receive fixed fees and other compensation for their services.  The Board of Directors has the authority to fix the compensation of directors.  During the year ended December 31, 2010, the Board awarded 1,000,000 shares of our common stock to each Director for services performed during the fiscal year ended December 31, 2011.

Stock Option and Stock Issuance Plans

Plan	Year	Options Outstanding and Exercisable (#)	Option Expiration Date
Stock Incentive Plan	2005	500,000	March 2, 2015
Stock Incentive Plan	2006	12,000,000	October 17, 2016

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information about the common stock ownership by (i) each director and executive officer; and (ii) directors and executive officers as a group.  We do not know of any other person who owns more than five percent of our common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)
Richard F. Govatski	21,664,043 (2)	14.74%
Teresa B. Dickey	7,175,510 (3)	4.88%
John Handley	7,983,170 (4)	5.43%
Frank Reidy	13,763,530 (5)	9.36%
Executive Officers and Directors as a Group (4 Persons)	50,586,253	34.42%

(1) All of the persons are believed to have sole voting and investment power over the shares of common stock listed or share voting and investment power with his or her spouse, except as otherwise provided.  Percentage is based on 146,974,488 shares outstanding as of March 9, 2012.  Percentage includes amounts which the listed beneficial owner has the right to acquire within sixty days.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We did not enter into any transactions with our directors and executive officers in 2011 and none are proposed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth amounts we have been billed with respect to 2011 and 2010 for certain services provided by our independent accountant.

Service	2011	2010
Audit	$29,000	$29,000
Review of unaudited financial statements	$7,000	$7,000
Audit-related fees	none	none
Tax compliance, tax advice and tax planning	none	none
All other services	none	none

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

New Mexico Software, Inc.

Date: March 30, 2012	/s/ Richard F. Govatski
Richard F. Govatski
President, Chief Executive Officer and Chairman of the
Board of Directors

Date: March 30, 2012	/s/ Teresa B. Dickey
Teresa B. Dickey, Director, Secretary, Treasurer and
Principal Financial Officer

Date: March 30, 2012	/s/ John Handley
John E. Handley, Director

Date: March 30, 2012	/s/ Frank A. Reidy
Frank A. Reidy, Director