Form 10-Q
period 2012-03-31
NEW MEXICO SOFTWARE, INC
filed 2012-05-10
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

COMMISSION FILE No. 333-30176

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

The number of shares outstanding of each of the issuer’s classes of common stock at May 3, 2011 was 156,857,794.

ITEM 1.  FINANCIAL STATEMENTS

New Mexico Software, Inc.
Consolidated Balance Sheets
(Rounded to the nearest thousand)

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets

Current assets:
Cash and equivalents	$113,000	$100,000
Accounts receivable, net	555,000	463,000
Prepaid expenses and other assets	18,000	41,000
Total current assets	686,000	604,000

Furniture, equipment and improvements, net	73,000	75,000
Security deposits	4,000	4,000

Total Assets	$763,000	$683,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$632,000	$634,000
Accrued expenses	62,000	31,000
Customer deposits	4,000	3,000
Deferred revenue	1,000	15,000
Capital lease	10,000	13,000
Total current liabilities	709,000	696,000

Long-term liabilities
Notes payable	2,000	2,000
Capital lease - long-term portion	3,000	4,000
Total long-term liabilities	5,000	6,000

Total liabilities	714,000	702,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized, 0 shares
issued and outstanding as of 3/31/12 and 12/31/11, respectively	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 156,857,794 and 147,357,794 shares issued
and outstanding as of 3/31/12 and 12/31/11, respectively	157,000	147,000
Paid-in capital	15,380,000	15,159,000
Subscriptions payable	21,000	21,000
Deferred compensation	(140,000)	-
Accumulated deficit	(15,369,000)	(15,346,000)
Total stockholders' equity	49,000	(19,000)

Total Liabilities and Stockholders' Equity	$763,000	$683,000

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Consolidated Statements of Operations
(Rounded to the nearest thousand)
(Unaudited)

	For the three months ended
	March 31,
	2012	2011

Revenues
Radiological services	$804,000	$778,000
Software usage fees	85,000	99,000
Cardiological services	12,000	25,000
Software hosting and maintenance	11,000	24,000
Specialist program services	9,000	-
Custom programming services	2,000	-
Software sales and licenses	-	10,000
Gross revenues	923,000	936,000

Cost of services	717,000	696,000

Gross profit	206,000	240,000

Operating costs and expenses:
General and administrative	193,000	182,000
Legal fees	9,000	25,000
Depreciation and amortization	5,000	4,000
Research and development	20,000	18,000
Total operating costs and expenses	227,000	229,000

Net operating income (loss)	(21,000)	11,000

Other income (expense):
Interest expense	(2,000)	(1,000)
Total other income (expense)	(2,000)	(1,000)

Net income (loss)	$(23,000)	$10,000

Income (loss) per share - basic	$(0.00)	$0.00

Weighted average number of common
shares outstanding - fully diluted and basic	154,042,192	147,084,949

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Consolidated Statements of Cash Flows
(Rounded to the nearest thousand)
(Unaudited)

	For the three months ended
	March 31,
	2012	2011
Cash flows from operating activities
Net income (loss)	$(23,000)	$10,000
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Common stock issued for services to board members and officers	20,000	15,000
Executive services donated	26,000	-
Depreciation and amortization	5,000	4,000
Depreciation and amortization allocated to cost of goods sold	2,000	2,000
Changes in operating assets and liabilities:
Accounts receivable	(92,000)	(91,000)
Prepaid expenses and other assets	23,000	34,000
Accounts payable	(2,000)	46,000
Accrued expenses	31,000	14,000
Customer deposits	1,000	-
Deferred revenue	(14,000)	-
Net cash provided (used) by operating activities	(23,000)	34,000

Cash flows from investing activities
Acquisition of fixed assets	(5,000)	(2,000)
Net cash used by investing activities	(5,000)	(2,000)

Cash flows from financing activities
Proceeds from notes payable	-	2,000
Repayment of principal under capital lease	(4,000)	(1,000)
Net proceeds from the issuance of common stock	45,000	-
Net cash provided by financing activities	41,000	1,000

Net increase in cash equivalents	13,000	33,000
Cash equivalents - beginning	100,000	188,000
Cash equivalents - ending	$113,000	$221,000

Supplemental disclosures:
Interest paid	$2,000	$1,000
Assets acquired under capital lease	$-	$13,000
Shares issued for deferred compensation	$140,000	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2011 and notes thereto included in the Company's Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Revenue recognition:

The Company’s revenues are generally classified into five main categories: radiological services, software usage fees, software hosting and maintenance, cardiological services, and specialist program services.  The Company also occasionally derives revenue from fees for customization or modification to our core software product, hardware sales associated with sales of our various software products, scanning services and other services such as consulting, training and installation.  The Company recognizes revenue in accordance with Statement of Position ASC Topic 985 Software Revenue Recognition as amended.

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

New Mexico Software, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[1] Revenue recognition (continued):

Should the sale of software involve an arrangement with multiple elements (for example, the sale of a software license along with the sale of maintenance and support to be delivered over the contract period), the Company allocates revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. The Company defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount at the time of the delivery of the product or when all other revenue recognition criteria have been met. Fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals of maintenance contracts. Fair value of services, such as training or consulting, is based upon separate sales of these services to other customers.  The Company follows the guidance in ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with ASC 605-25.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At March 31, 2012 and March 31, 2011, there were no custom software development arrangements in progress.

The Company follows the guidance in FASB ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with FASB ASC Topic 450.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At March 31, 2012 and March 31, 2011, there were no custom software development arrangements in progress.

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

The cost of services, consisting of staff payroll, doctors’ fees, outside services, professional licenses and insurance, communication costs and supplies, is expensed as incurred.

[2] Cash and cash equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At March 31, 2012, the Company had no cash and cash equivalents that exceeded federally insured limits.

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

The Company also estimates an allowance for doubtful accounts, which amounted to $32,000 and $38,000 at March 31, 2012 and 2011, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, amounted to $0 and $0 for the quarters ended March 31, 2012 and 2011, respectively.

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

New Mexico Software, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[5] Per share data:

The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock.  All potentially dilutive securities have been excluded from the computations since they would be antidilutive, however, these dilutive securities could potentially dilute earnings per share in the future. Options and warrants exercisable for 9,053,920 and 2,662,250 shares of common stock have been excluded from the diluted loss per share calculation for the years ended March 31, 2012 and 2011, respectively, because inclusion of such would be antidilutive.

[6] Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $0 and $0 for the quarters ended March 31, 2012 and 2011, respectively.

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

[8] Stock-based compensation:

The Company adopted ASC Topic 505, Share-Based Payment, effective January 1, 2006. ASC 505 requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company provides newly issued shares to satisfy stock option exercises.  There were 0 and 0 option awards granted to employees and directors in the quarters ended March 31, 2012 and 2011, respectively.  During the quarters ended March 31, 2012 and 2011, the Company did not have expenses related to option grants to employees and directors.

New Mexico Software, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[9] Software development:

The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs. Technological feasibility is generally achieved upon satisfactory beta test results. Upon achieving technological feasibility, programming costs are capitalized and amortized over the economic useful live which is estimated to be two years. There were no capitalized software development costs as of March 31, 2012 and 2011.

[10] Recent pronouncements:

The Company’s management has reviewed all of the FASB’s Accounting Standard Updates through March 31, 2012 and has concluded that none will have a material impact on the Company’s financial statements.  Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

NOTE C - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $15,369,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE D - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of March 31, 2012 consisted of the following:

Computers	478,000
Furniture, fixtures and equipment	130,000
Automobiles	41,000
Leasehold improvements	20,000
669,000
Accumulated depreciation	(596,000)
$ 73,000

Depreciation expense for the three months ended March 31, 2012 and 2011 was $5,000 and $4,000, respectively.

New Mexico Software, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE E - CAPITAL TRANSACTIONS

Common stock:

During the three month period ended March 31, 2012, the Company effected the following stock transactions:

The Company issued a total of 1,500,000 shares of the Company’s $0.001 par value common stock to a director for the exercise of options in exchange for cash of $45,000.

The Company issued a total of 8,000,000 shares of the Company’s $0.001 par value common stock to directors in exchange for services for 2012 and 2013 valued at $160,000.

Warrants:

During the three month period ended March 31, 2012, there were no warrants issued and none were exercised.

There are no warrants outstanding as of March 31, 2012.

Stock options:

Stock options employees and directors - During the quarters ended March 31, 2012 and 2011, the Company made no grants of stock options to employees or directors.

Stock options non-employees and directors - During the quarters ended March 31, 2012 and 2011, the Company made no grants of stock options for services.

Exercise prices and weighted-average contractual lives of stock options outstanding as of March 31, 2012, are as follows:

Options Outstanding				Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.01-$0.049	8,000,000	5.6	$0.03	8,000,000	$0.03
$0.05-$0.30	1,053,920	1.9	$0.06	1,053,920	$0.06

New Mexico Software, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE E - CAPITAL TRANSACTIONS (CONTINUED)

Summary of Options Granted and Outstanding:

	For the three months ended March 31,
	2012
	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	10,962,250	$0.04
Granted	-	-
Cancelled	(408,330)	$0.06
Exercised	(1,500,000)	-
Outstanding at end of period	9,053,920	$0.03

NOTE F - MAJOR CUSTOMERS

During the three month period ended March 31, 2012, one customer accounted for 32% or approximately $298,000 of the Company's revenue.

As of March 31, 2012, balances due from one customer comprised 34% or approximately $202,000 of total accounts receivable.

NOTE G - REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on separate lines of business. The parent company, New Mexico Software, operates under the trade name Net Medical Xpress Solutions, and derives revenues from the development and marketing of proprietary internet technology-based software. The Company’s wholly-owned subsidiary Telerad Service, Inc., operates under the trade names Net Medical Xpress Services and Net Medical Xpress Specialists. Net Medical Xpress Services provides medical diagnostic reading services.  Net Medical Xpress Specialists provides telemedicine services to remote hospitals and other medical entities.  Information related to the Company's reportable segments for the quarter ended March 31, 2012 is as follows:

	Solutions	Services	Specialists	TOTAL
Revenue	$ 98,000	$ 816,000	$ 9,000	$ 923,000

Cost of services	61,000	649,000	7,000	717,000
General and administrative	127,000	65,000	1,000	193,000
Legal expenses	9,000	-	-	9,000
Depreciation	3,000	2,000	-	5,000
Research and development	16,000	-	4,000	20,000

Operating income (loss)	$ (118,000)	$ 100,000	$ (3,000)	$ (21,000)

Total assets	$ 157,000	$ 603,000	$ 3,000	$ 763,000

New Mexico Software, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE G - REPORTABLE SEGMENTS (CONTINUED)

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

Segment’s operating income	$ (21,000)
Other income (expense)	(2,000)
Consolidated net income	$ (23,000)

NOTE H - COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring on April 30, 2014.  The Company also leases computer equipment with lease expiration dates ranging from November 2012 to March 2013, and office equipment with a lease expiration date of June 2014.  Future minimum lease payments as of March 31, 2012, are as follows:

Year	Amount
2012	55,000
2013	63,000
2014	21,000

Rent expense for the three months ended March 31, 2012 and 2011 amounted to $16,000 and $16,000, respectively.

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2010. The agreement allows for a one-year renewal option unless terminated by either party.  Base salary is $60,000 per annum with available additional cash compensation as defined in the agreement.  Compensation under this agreement of $15,000 is included in general and administrative expenses for the three months ended March 31, 2012.  The non-competition agreement commences upon the termination of the employment agreement for a period of one year.   As of March 31, 2012, there was a total of $0 in accrued payroll for this executive.

NOTE I - LEGAL PROCEEDINGS

On February 18, 2009, Premier Medical Enterprise Solutions, Inc. (“Premier”) filed a complaint in the US District Court in Albuquerque, New Mexico against us and our chief executive officer.  Prior to filing of the suit, Premier had been a slow paying customer.  When it filed suit, it ceased all payments for services even though we were unable to discontinue services to Premier because of the nature of its suit against us.  On January 23, 2012, the court awarded judgment to New Mexico Software in the amount of $636,606 for payment of services, legal fees and costs.  The court had previously dismissed Premier’s claims against our chief executive officer.  We are evaluating with the advice of counsel whether to pursue collection of the judgment against Premier, its principals and its successor which appears to have taken an assignment of Premier’s business without consideration.

New Mexico Software, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE J - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 15, 2012, the date which it has made its financial statements available, and has identified no significant reportable events through that date.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

OVERVIEW

To more accurately reflect the range of our services and our commitment to the telemedicine market we are using the following trade names for our services:  Net Medical Xpress Solutions, Net Medical Xpress Services and Net Medical Xpress Specialists.

The parent company, New Mexico Software, operates under the trade name Net Medical Xpress Solutions, and derives revenues from the development and marketing of proprietary internet technology-based software.  All revenues and costs from the software aspect of the business are in this division.

Our wholly-owned subsidiary, Telerad Service, Inc., operates under the trade names Net Medical Xpress Services and Net Medical Xpress Specialists.  Net Medical Xpress Services provides medical diagnostic reading services.  We currently have revenues and costs from radiological and cardiological services in this division.

Net Medical Xpress Specialists is our clinical division that provides telemedicine services to remote hospitals and other medical entities with credentialed specialists in several medical fields. We facilitate real-time assessment of patients through a virtual examination via video conferencing combined with our medical software.  We currently have revenues and costs for neurology/stroke assessment in this division.

Through March 31, 2012, we have realized revenues from five primary sources:

1.

radiological services

2.

software usage fees

3.

cardiological services

4.

software hosting and maintenance services

5.

specialist program services

We also occasionally realize revenues from custom programming services, software sales, document and film scanning services, hardware sales associated with the sales of our software products and other services.

Gross profit is our key indicator of operating progress.  The gross profit percentages for our business segments as detailed in the Reportable Segments section below were as follows for the first quarter of 2012:

•

Net Medical Xpress Solutions - 38% - software usage fees, software hosting and maintenance services

•

Net Medical Xpress Services - 20% - radiological services, cardiological services

•

Net Medical Xpress Specialists - 22% - specialist program services

Our overall gross profit percentage for all business segments for the first quarter of 2012 was 22%.

Approximately 75% of our cost of services is doctor fees, which are directly related to the revenues in the Services and Specialists divisions.  This direct relationship between revenues and cost of sales will result in a fairly stable gross profit percentage over time.  However, we expect the gross profit percentage for the specialist programs to be approximately 30 - 50% higher than that of the services division.  Therefore, as the specialist program grows and develops during 2012, we expect our overall gross profit percentage to increase slightly.

Our normal general and administrative expenses (including depreciation, R&D and interest expense, but not including legal fees related to the legal proceedings which were concluded in the first quarter as described in Part II) continue to be approximately $200,000 to $250,000 per quarter.

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

Currently, software usage consists of fees for customers using our XR-EXpress medical software.  It is billed as a fee for each report generated by the software for the customer. These fees do not include the services of a doctor; they only include the use of our software, because the customers employ their own doctors to read and report on the images.  As such, these fees are separate from the fees for Net Medical Xpress Services and Net Medical Xpress Specialists.  In these business segments, we provide the doctors who perform the various medical services.

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

RESULTS OF OPERATIONS

Revenues:

For the Three Months Ended March 31,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$923,000	$936,000	$(13,000)	(1.4)%

These changes are a result of the following factors:

1.  Radiological services:

For the Three Months Ended March 31,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$804,000	$778,000	$26,000	3.3%

The increase in radiological services during the three months ended March 31, 2012 is due to a combination of factors.   We have added several new customers and lost several customers since the first quarter of 2011, resulting in a small net gain in number of customers during the last year. In addition, we saw notably increased usage by several existing customers during the end of 2011 and first quarter of 2012.

2.  Software usage fees:

For the Three Months Ended March 31,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$85,000	$99,000	$(14,000)	(14.1)%

The decrease in software usage fees for the first quarter of 2012 as compared to the first quarter of 2011 is primarily the result of the loss of one customer during the fourth quarter of 2011.

3.  Cardiological services:

For the Three Months Ended March 31,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$12,000	$25,000	$(13,000)	(52.0)%

The decrease in cardiological services for the first quarter of 2012 as compared to the first quarter of 2011 is primarily due to the loss of two customers during 2011.

4.  Software hosting and maintenance:

For the Three Months Ended March 31,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$11,000	$24,000	$(13,000)	(54.2)%

This decrease is a result of our increased focus on our telemedicine business and our decreased focus on our older enterprise-level software applications unrelated to telemedicine.  As a result, we no longer have any customers using these older enterprise systems.  All of our new customers are using our medical software (we charge usage fees for the medical software, rather than hosting fees).  Software maintenance now consists mainly of technical support for the medical software.   We expect revenues in this category to continue to decrease during 2012, as we continue to focus our efforts on growing our telemedicine business.

5.  Specialists program services:

For the Three Months Ended March 31,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$9,000	$0	$9,000	100.0%

Our specialists program began operations during the first quarter of 2012 with a neurology/stroke assessment program at a regional hospital in New Mexico.

6.  Other revenues:

For the Three Months Ended March 31,

	2012	2011	Increase (Decrease)	Percent Inc (Dec)
Custom programming	$2,000	$0	$2,000	100.0%
Software sales & licenses	$0	$10,000	$(10,000)	(100.0)%

We performed one small custom programming project during the first quarter of 2012.  We anticipate undertaking a few small and medium-sized projects that may generate a modest increase in revenues in this category during 2012. We continue to offer programming services for customer database integration, and for other projects for our existing and new customers.

The decrease in software sales and licenses is due to a software upgrade for one customer during the first quarter of 2011 and is not likely to be repeated during 2012.  We anticipate focusing some efforts toward the sale of our proprietary Picture Archiving and Communications System software, commonly referred to as PACS software, to hospitals during the coming year.  However, because these would be major sales, we are unable to project the volume or timing of any impact on revenues at this time.

Cost of services:

For the Three Months Ended March 31,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$717,000	$696,000	$21,000	3.0%

Approximately 90% of the cost of services for the first quarter of 2012 is related to telemedicine services.  These costs consist of radiologist fees, cardiologist fees, professional credentialing, customer support staff and professional liability insurance costs. These costs are directly related to revenues; as a result, they change in relation to changes in telemedicine revenues.

General and administrative expenses:

For the Three Months Ended March 31,

	2012	2011	Increase (Decrease)	Percent Inc (Dec)
Legal	$9,000	$25,000	$(16,000)	(64.0)%
Other G&A	$193,000	$182,000	$11,000	6.0%

The decrease in legal expenses is due to the reduced activity during the first quarter of 2012 in the legal proceedings described in Part II, Item 1 below.  We anticipate no additional legal fees related to these proceedings.

The increase in other general and administrative expenses for the first quarter of 2012 as compared to the first quarter of 2011 is primarily due to increased staffing costs needed to provide additional administrative support for the expanded medical services.

Depreciation:

For the Three Months Ended March 31,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$5,000	$4,000	$1,000	25.0%

The increase in depreciation expense for the quarter ended March 31, 2012 is due to new capital leases acquired during 2011 and new computer equipment acquired during the first quarter of 2012.

Research and development costs:

For the Three Months Ended March 31,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$20,000	$18,000	$2,000	11.1%

The increase during the first quarter of 2012 is due to minor equipment purchases for the development of the specialists program.

During the first quarter of 2012, approximately 75%% of our research and development costs were directly associated with staffing.  In the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software that require modification.  We anticipate that research and development costs during 2012 will focus on the development and expansion of software for our specialists program.  As a result, these costs may increase slightly during the coming year.

Other income (expense):

For the Three Months Ended March 31,

	2012	2011	Increase (Decrease)	Percent Inc (Dec)
Interest expense	$2,000	$1,000	$1,000	100.0%

•

The increase in interest expense during the first quarter of 2012 as compared to the first quarter of 2011 is mainly related to new capital leases that began during 2011.

REPORTABLE SEGMENTS

We have identified our reportable segments based on separate lines of business. Operating under the trade name Net Medical Xpress Solutions, we derive revenues from the development and marketing of proprietary internet technology-based software.   Operating under the trade name Net Medical Xpress Services, we provide medical diagnostic reading services.  And operating under the trade name Medical Xpress Specialists, we provide telemedicine services to remote hospitals and other medical entities.  Information related to our reportable segments for the quarter ended March 31, 2012 is as follows:

	Solutions		Services		Specialists		TOTAL
Revenue	$ 98,000	100%	$ 816,000	100%	$ 9,000	100%	$923,000	100%

Cost of services	61,000	62%	649,000	80%	7,000	78%	717,000	78%

Gross profit	37,000	38%	167,000	20%	2,000	22%	206,000	22%

General and administrative	127,000		65,000		1,000		193,000
Legal expenses	9,000		-		-		9,000
Depreciation	3,000		2,000		-		5,000
Research and development	16,000		-		4,000		20,000

Operating income (loss)	$(118,000)		$100,000		$ (3,000)		$(21,000)

Total assets	$ 157,000		$ 603,000		$ 3,000		$ 763,000

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

Segment’s operating income	$ (21,000)
Other income (expense)	(2,000)
Consolidated net income	$ (23,000)

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, cash and cash equivalents totaled $113,000, representing a $13,000 increase from December 31, 2011. This increase in available cash was due to the following factors during the period:

Operating activities:

For the Three Months Ended March 31,

2012	2011	Inc (Dec) in available cash
used $23,000	provided $34,000	$(57,000)

The increase in available cash from operations during the first quarter of 2012 as compared to the fiscal year end 2011 is mainly due to a combination of the following factors:

•

a $31,000 decrease in available cash due to the net increase in accounts payable and accrued expenses of $29,000 during the first quarter of 2012 as compared to a net increase of $60,000 during the first quarter of 2011

•

a $33,000 decrease in available cash due to net loss of $23,000 during the first quarter of 2012 as compared to net income of $10,000 during the first quarter of 2011

Investing activities:

For the Three Months Ended March 31,

2012	2011	Inc (Dec) in available cash
used $5,000	used $2,000	$(3,000)

We purchased $5,000 of computer equipment during the first quarter of 2012 as compared to only $2,000 during the first quarter of 2011.

Financing activities:

For the Three Months Ended March 31,

2012	2011	Inc (Dec) in available cash
provided $41,000	provided $1,000	$40,000

This increase is primarily due to the exercise of options during the first quarter of 2012.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space, computer equipment and office equipment.

At March 31, 2012, we had a working capital deficit of $23,000 as opposed to a working capital deficit of $92,000 at the end of the previous period, a reduction in working capital deficit of $69,000.  Although we expect to generate a net profit by the end of 2012, we may continue to sell equity securities and incur debt as needed to meet our operating needs during 2012.

We anticipate that our primary uses of cash in the next year will continue to be for general operating purposes.  We anticipate our operating cash requirements for the next twelve months again to be in the range of $4,000,000 to $5,000,000, although this may increase as the specialists program grows.  This level of cash flow will allow us to maintain our current level of operations and allow for modest growth.  Profitability remains our primary goal.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.  CONTROLS AND PROCEDURES

307 - Disclosure controls and procedures:  As of March 31, 2012, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, such disclosure controls and procedures were not effective.  The primary reasons for management’s conclusions are that we did not have a plan in place for implementing controls and procedures and insufficient personnel to implement checks and balances.  We believe that we will not have sufficient funds available to develop a plan in the foreseeable future.  We do not anticipate that our business will need sufficient personnel in the foreseeable future that are needed to implement checks and balances.

308(b) - Changes in internal control over financial reporting:  Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect this control.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

On February 18, 2009, Premier Medical Enterprise Solutions, Inc. (“Premier”) filed a complaint in the US District Court in Albuquerque, New Mexico against us and our chief executive officer.  Prior to filing of the suit, Premier had been a slow paying customer.  When it filed suit, it ceased all payments for services even though we were unable to discontinue services to Premier because of the nature of its suit against us.  On January 23, 2012, the court awarded judgment to New Mexico Software in the amount of $636,606 for payment of services, legal fees and costs.  The court had previously dismissed Premier’s claims against our chief executive officer.  We are evaluating with the advice of counsel whether to pursue collection of the judgment against Premier, its principals and its successor which appears to have taken an assignment of Premier’s business without consideration.

ITEM 1A.  RISK FACTORS

Not applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about our unregistered sales of common stock during the three months ended March 31, 2012:

Class of Purchaser	Aggregate Number of Shares
Directors (1)	9,500,000

(1)  Of the shares listed above, 8,000,000 were issued in return for services valued at $160,000, and 1,500,000 were issued in return for cash of $45,000 for the exercise of options.

We did not pay and to our knowledge no one acting on our behalf paid any commissions or other compensation with respect to the sales identified in the foregoing table.  We made the sale directly to each purchaser for the consideration stated in the table.  We used any cash proceeds for working capital in payment of current obligations.  Each purchaser acknowledged the investment nature of the transaction and a legend was placed on each certificate, prohibiting public resale of the shares, except in compliance with Rule 144.  We believe each purchaser has either (a) such relationship with us or (b) such knowledge and experience in business and financial transactions that he or she is able to understand and evaluate the risks and merits of investment in our common stock.  We relied upon the exemption from the registration requirement of the Securities Act of 1933, as amended (the “Act”) provided in Section 4(2) of the Act and the rules and regulations thereunder, on grounds that these sales did not involve a public offering within the meaning of the Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURE

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

NEW MEXICO SOFTWARE, INC.

Date: May 10, 2012	By /s/ Richard F. Govatski
Richard F. Govatski, President

Date: May 10, 2012	By /s/ Teresa B. Dickey
Teresa B. Dickey, Treasurer (Principal
Financial Officer)