Form 10-Q
period 2012-09-30
NEW MEXICO SOFTWARE, INC
filed 2012-11-14
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of each of the issuer’s classes of common stock at November 14, 2012 was 156,987,311.

Use of Pronouns and Other Words

The pronouns “we”, “us”, “our” and the equivalent mean New Mexico Software, Inc. and our consolidated subsidiaries.  In the notes to our financial statements, the “Company” means New Mexico Software, Inc. and our consolidated subsidiaries.  The pronoun “you” means the reader of this quarterly report on Form 10-Q.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

New Mexico Software, Inc.
Consolidated Balance Sheets
(Rounded to the nearest thousand)

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets

Current assets:
Cash and equivalents	$183,000	$100,000
Accounts receivable, net	580,000	463,000
Inventory	7,000	-
Prepaid expenses and other assets	107,000	41,000
Total current assets	877,000	604,000

Furniture, equipment and improvements, net	61,000	75,000
Security deposits	4,000	4,000

Total Assets	$942,000	$683,000

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$653,000	$634,000
Accrued expenses	73,000	31,000
Customer deposits	-	3,000
Deferred revenue	12,000	15,000
Notes payable	68,000	-
Notes payable - related party	46,000	2,000
Capital lease	5,000	13,000
Total current liabilities	857,000	698,000

Long-term liabilities
Capital lease - long-term portion	2,000	4,000
Total long-term liabilities	2,000	4,000

Total liabilities	859,000	702,000

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 500,000 shares authorized,
0 shares issued and outstanding as of 9/30/12	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 156,987,311 and 146,974,488 shares issued
and outstanding as of 9/30/12 and 12/31/11, respectively	157,000	147,000
Paid-in capital	15,405,000	15,159,000
Subscriptions payable	21,000	21,000
Deferred compensation	(100,000)	-
Accumulated deficit	(15,400,000)	(15,346,000)
Total stockholders' equity (deficit)	83,000	(19,000)

Total Liabilities and Stockholders' Equity (Deficit)	$942,000	$683,000

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Consolidated Statements of Operations
(Rounded to the nearest thousand)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues
Radiological services	$801,000	$608,000	$2,404,000	$2,029,000
Software usage fees	90,000	77,000	265,000	253,000
Cardiological services	25,000	23,000	58,000	70,000
Software hosting and maintenance	11,000	11,000	32,000	50,000
Specialist program services	15,000	-	37,000	-
Specialist program hardware sales	17,000	-	33,000	-
Custom programming services	5,000	-	18,000	-
Other	-	-	-	12,000
Gross revenues	964,000	719,000	2,847,000	2,414,000

Cost of services	727,000	567,000	2,187,000	1,889,000

Gross profit	237,000	152,000	660,000	525,000

Operating costs and expenses:
General and administrative	216,000	193,000	610,000	556,000
Legal fees	10,000	6,000	23,000	38,000
Depreciation and amortization	5,000	5,000	14,000	13,000
Research and development	15,000	16,000	52,000	48,000
Bad debt expense	6,000	-	6,000	27,000
Total operating costs and expenses	252,000	220,000	705,000	682,000

Net operating income (loss)	(15,000)	(68,000)	(45,000)	(157,000)

Other income (expense):
Interest expense	(4,000)	(3,000)	(9,000)	(8,000)
Total other income (expense)	(4,000)	(3,000)	(9,000)	(8,000)

Net loss	$(19,000)	$(71,000)	$(54,000)	$(165,000)

Loss per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding - fully diluted and basic	156,987,310	145,462,105	153,126,145	144,916,794

The accompanying notes are an integral part of these financial statements.

New Mexico Software, Inc.
Consolidated Statements of Cash Flows
(Rounded to the nearest thousand)
(Unaudited)

	For the nine months ended
	September 30,
	2012	2011
Cash flows from operating activities
Net income (loss)	$(54,000)	$(165,000)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Common stock issued for services to board members and officers	60,000	58,000
Executive services donated	51,000	-
Depreciation and amortization	15,000	15,000
Depreciation and amortization allocated to cost of goods sold	6,000	4,000
Changes in operating assets and liabilities:
Accounts receivable	(117,000)	(8,000)
Inventory	(7,000)	-
Prepaid expenses and other assets	87,000	19,000
Accounts payable	19,000	(63,000)
Accrued expenses	42,000	14,000
Customer deposits	(3,000)	-
Deferred revenue	(3,000)	12,000
Net cash provided (used) by operating activities	96,000	(114,000)

Cash flows from investing activities
Acquisition of fixed assets	(7,000)	(16,000)
Net cash used by investing activities	(7,000)	(16,000)

Cash flows from financing activities
Proceeds from notes payable - related party	44,000	2,000
Repayment of notes payable	(85,000)	-
Repayment of principal under capital lease	(10,000)	(7,000)
Net proceeds from the issuance of common stock	45,000	44,000
Net cash provided by financing activities	(6,000)	39,000

Net increase in cash equivalents	83,000	(91,000)
Cash equivalents - beginning	100,000	188,000
Cash equivalents - ending	$183,000	$97,000

Supplemental disclosures:
Interest paid	$9,000	$6,000

Assets acquired under capital lease	$-	$20,000

Insurance contracts financed	$153,000	$-

Deferred compensation paid in common stock	$160,000	$-

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

The Company follows the guidance in FASB ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with FASB ASC Topic 450.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At September 30, 2012 and September 30, 2011, there were no custom software development arrangements in progress.

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

New Mexico Software, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[2] Cash and cash equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At September 30, 2012, the Company had no cash and cash equivalents that exceeded federally insured limits.

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

The Company also estimates an allowance for doubtful accounts, which amounted to $31,000 and $32,000 at September 30, 2012 and 2011, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, amounted to $8,000 and $27,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

[6] Per share data:

The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock.  All potentially dilutive securities have been excluded from the computations since they would be antidilutive, however, these dilutive securities could potentially dilute earnings per share in the future. Options and warrants exercisable for 1,553,920 and 10,962,250 shares of common stock have been excluded from the diluted loss per share calculation for the years ended September 30, 2012 and 2011, respectively, because inclusion of such would be antidilutive.

[7] Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $0 and $3,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

[9] Stock-based compensation:

The Company adopted ASC Topic 505, Share-Based Payment, effective January 1, 2006. ASC 505 requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company provides newly issued shares to satisfy stock option exercises.  There were 0 and 0 option awards granted to employees and directors in the nine months ended September 30, 2012 and 2011, respectively.  During the nine months ended September 30, 2012 and 2011, the Company did not have expenses related to option grants to employees and directors.

[10] Software development:

The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs. Technological feasibility is generally achieved upon satisfactory beta test results. Upon achieving technological feasibility, programming costs are capitalized and amortized over the economic useful live which is estimated to be two years. There were no capitalized software development costs as of September 30, 2012 and 2011.

[11] Recent pronouncements:

The Company’s management has reviewed all of the FASB’s Accounting Standard Updates through September 30, 2012 and has concluded that none will have a material impact on the Company’s financial statements.  Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

New Mexico Software, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE C - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $15,400,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE D - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of September 30, 2012 consisted of the following:

Computers	$ 478,000
Furniture, fixtures and equipment	132,000
Automobiles	41,000
Leasehold improvements	20,000
671,000
Accumulated depreciation	(610,000)
$ 61,000

Depreciation expense for the nine months ended September 30, 2012 and 2011 was $21,000 and $19,000, respectively.

NOTE E - NOTES PAYABLE

Notes Payable:

During the nine months ended September 30, 2012, the Company financed various insurance premiums in the amount of $153,000. The notes bear interest rates ranging from 7.0% to 10.25%, are payable in monthly principal and interest payments ranging from $200 to $14,000 with maturity dates beginning in December 2012 through March 2013. As of September 30, 2012, these notes totaled $68,000.

Notes Payable - Related Party:

On May 1, 2012, the Company received a $25,000 loan from a director of the Company. The loan bears interest at 7% per annum with principal and interest payable on or before April 30, 2013. On September 1, 2012, the Company received an $18,000 loan from a director of the Company.  The loan bears interest at 7% per annum with principal and interest payable on or before August 31, 2013.  As of September 30, 2012, the Company also owes $2,000 to the same director.  This loan is non interest bearing and due on demand.  At September 30, 2012, there is approximately $1,000 in accrued interest included in notes payable - related party related to these notes.

New Mexico Software, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE F - CAPITAL TRANSACTIONS

Common stock:

During the nine month period ended September 30, 2012, the Company effected the following stock transactions:

The Company issued a total of 1,500,000 shares of the Company’s $0.001 par value common stock to a director for the exercise of options in exchange for cash of $45,000.

The Company issued a total of 8,000,000 shares of the Company’s $0.001 par value common stock to directors in exchange for services for 2012 and 2013 valued at $160,000.  These services will be performed over two years.  Accordingly, deferred compensation of $100,000 was recorded as of September 30, 2012.  The Company expensed $60,000 during the nine months ended September 30, 2012.

Warrants:

During the nine month period ended September 30, 2012, there were no warrants issued and none were exercised.

There are no warrants outstanding as of September 30, 2012.

Stock options:

Stock options employees and directors - During the nine months ended September 30, 2012 and 2011, the Company made no grants of stock options to employees or directors.

Stock options non-employees and directors - During the nine months ended September 30, 2012 and 2011, the Company made no grants of stock options for services.

Exercise prices and weighted-average contractual lives of stock options outstanding as of September 30, 2012, are as follows:

Options Outstanding				Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.01-$0.049	8,000,000	4.1	$0.03	8,000,000	$0.03
$0.05-$0.30	1,053,920	1.0	$0.06	1,053,920	$0.06

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

NOTE G - MAJOR CUSTOMERS

During the nine month period ended September 30, 2012, one customer accounted for 33% or approximately $931,000 of the Company's revenue.

As of September 30, 2012, balances due from two customers comprised 42% or approximately $258,000 of total accounts receivable.

NOTE H - REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on separate lines of business. The parent company, New Mexico Software, operates under the trade name Net Medical Xpress Solutions, and derives revenues from the development and marketing of proprietary internet technology-based software.   The Company’s wholly-owned subsidiary Telerad Service, Inc., operates under the trade names Net Medical Xpress Services and Net Medical Xpress Specialists.  Net Medical Xpress Services provides medical diagnostic reading services.  Net Medical Xpress Specialists provides telemedicine services to hospitals and other medical entities.

Information related to the Company's reportable segments for the nine months ended September 30, 2012 is as follows:

	Solutions	Services	Specialists	TOTAL
Revenue	$ 315,000	$ 2,462,000	$ 70,000	$ 2,847,000

Cost of services	191,000	1,934,000	62,000	2,187,000
General and administrative	235,000	312,000	63,000	610,000
Legal expenses	23,000	-	-	23,000
Depreciation	9,000	5,000	-	14,000
Research and development	47,000	-	5,000	52,000
Bad debt expense	-	6,000	-	6,000

Operating income (loss)	$ (190,000)	$ 205,000	$ (60,000)	$ (45,000)

Total assets	$ 191,000	$ 648,000	$ 103,000	$ 942,000

New Mexico Software, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE H - REPORTABLE SEGMENTS (CONTINUED)

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

Segment’s operating income	$ (45,000)
Other income (expense)	(9,000)
Consolidated net income	$ (54,000)

Information related to the Company’s reportable segments for the quarter ended September 30, 2012 is as follows:

	Solutions	Services	Specialists	TOTAL
Revenue	$ 106,000	$ 826,000	$ 32,000	$ 964,000

Cost of services	66,000	627,000	34,000	727,000
General and administrative	72,000	108,000	36,000	216,000
Legal expenses	10,000	-	-	10,000
Depreciation	3,000	2,000	-	5,000
Research and development	14,000	-	1,000	15,000
Bad debt expense	-	6,000	-	6,000

Operating income (loss)	$ (59,000)	$ 83,000	$ (39,000)	$ (15,000)

NOTE I - COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring on April 30, 2014.  The Company also leases computer equipment with lease expiration dates ranging from November 2012 to March 2013, and office equipment with a lease expiration date of June 2014.  Future minimum lease payments as of September 30, 2012, are as follows:

Year	Amount
2012	$ 18,000
2013	63,000
2014	21,000

Rent expense for the nine months ended September 30, 2012 and 2011 amounted to $49,000 and $48,000, respectively.

New Mexico Software, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE I - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment agreement:

The Company entered into an employment and non-competition agreement with a stockholder to act in the capacity of President and Chief Executive Officer (CEO). The term of the employment agreement is for three years commencing on January 1, 2010. The agreement allows for a one-year renewal option unless terminated by either party.  Base salary is $60,000 per annum with available additional cash compensation as defined in the agreement.  Compensation under this agreement of $45,000 is included in general and administrative expenses for the nine months ended September 30, 2012.  The non-competition agreement commences upon the termination of the employment agreement for a period of one year.   As of September 30, 2012, there was a total of $0 in accrued payroll for this executive.  During the nine months ended September 30, 2012, this executive contributed services valued at $25,000.  One other executive also contributed services valued at $25,000 during the nine months ended September 30, 2012.

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

NOTE J - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 14, 2012, the date which it has made its financial statements available, and has identified no significant reportable events through that date.

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

Net Medical Xpress Specialists is our clinical division that provides telemedicine services to hospitals and other medical services providers.  We currently employ credentialed specialists in the field of neurology.  We facilitate real-time assessment of patients through a virtual examination via video conferencing combined with our medical software.  We currently have revenues and costs for neurology/stroke assessment in this division.

Through September 30, 2012, we have realized revenues from six primary sources:

1.

radiological services

2.

software usage fees

3.

cardiology services

4.

specialist program services

5.

software hosting and maintenance

6.

hardware sales associated with specialist program services

We also occasionally realize revenues from custom programming services and software sales.

Gross profit is our key indicator of operating progress.  The gross profit percentages for our business segments, as detailed in the Reportable Segments section below, were as follows for the first nine months of 2012:

•

Net Medical Xpress Solutions - 39% - software usage fees, software hosting and maintenance services

•

Net Medical Xpress Services - 21% - radiological services and cardiological services

•

Net Medical Xpress Specialists - 11% - specialist program services

Our overall gross profit percentage for all business segments for the first nine months of 2012 was 23%.

Approximately 73% of our cost of services is doctor fees, which are directly related to the revenues in the Services and Specialists divisions.  This direct relationship between revenues and cost of sales will result in a fairly stable gross profit percentage over time.  However, we expect the gross profit percentage for the Specialist programs to be approximately 30 - 50% higher than that of the Services division, once we are generating enough revenue to cover the associated personnel costs.  Therefore, as the Specialist program grows and develops during 2012, we expect our overall gross profit percentage to increase slightly.

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

RESULTS OF OPERATIONS

Revenues:

For the Three Months Ended September 30,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$964,000	$719,000	$245,000	34.1%

For the Nine Months Ended September 30,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$2,847,000	$2,414,000	$433,000	17.9%

These changes are a result of the following factors:

1.  Radiological services:

For the Three Months Ended September 30,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$801,000	$608,000	$193,000	31.7%

For the Nine Months Ended September 30,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$2,404,000	$2,029,000	$375,000	18.5%

Although we have added a few new radiological customers, the increase in radiological services revenues during the three months and nine months ended September 30, 2012 is primarily due to increased volume of usage by existing customers during 2012 as compared to2011.

2.  Software usage fees:

For the Three Months Ended September 30,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$90,000	$77,000	$13,000	16.9%

For the Nine Months Ended September 30,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$265,000	$253,000	$12,000	4.7%

The increase in software usage fees during the three months and nine months ended September 30, 2012 is due to a combination of increased volume of usage by existing customers plus the addition of new customers.

3.  Cardiological services:

For the Three Months Ended September 30,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$25,000	$23,000	$2,000	8.7%

For the Nine Months Ended September 30,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$58,000	$70,000	$(12,000)	(17.1)%

The increase in cardiological service revenues during the three months ended September 30, 2012 is mainly due to slightly increased volume of usage by existing customers.  The decrease in cardiological service revenues during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 is mainly due to two customers that ceased reading echocardiograms with us.

4.  Software hosting and maintenance:

For the Three Months Ended September 30,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$11,000	$11,000	$0	0.0%

For the Nine Months Ended September 30,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$32,000	$50,000	(18,000)	(36.0)%

There was no change in the circumstances with regard to software hosting and maintenance for the three months ended September 30, 2012 as compared to the same period last year.  The decrease in software hosting and maintenance for the nine months ended September 30, 2012 as compared to the same period last year is due to the loss of one customer using our hosting services.  All of our new customers are using our medical software, and we charge usage fees for the medical software, rather than hosting fees.  Software maintenance now consists mainly of a few remaining technical support contracts.   We expect revenues in this category to continue to decrease slightly during the remainder of 2012.

5.  Specialist program services:

For the Three Months Ended September 30,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$15,000	$0	$15,000	not meaningful

For the Nine Months Ended September 30,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$37,000	$0	$37,000	not meaningful

Our Specialist program began operations during the first quarter of 2012 with a neurology/stroke assessment program at a regional hospital in New Mexico.  Two small regional hospitals became active during the third quarter of 2012, and we anticipate several more becoming active during the fourth quarter, resulting in continued revenue growth in this category.  We now are marketing our Specialists program to hospitals of any size.  We expect that the main growth in this category will come from the regular addition of new customers during the end of 2012 and throughout 2013.

6.  Specialist program hardware sales:

For the Three Months Ended September 30,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$17,000	$0	$17,000	not meaningful

For the Nine Months Ended September 30,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$33,000	$0	$33,000	not meaningful

Most new customers in the specialist program will be purchasing the videoconferencing hardware necessary for remote diagnoses. These will be mostly one-time purchases for new customers, with few purchases anticipated after the initial purchase.  We expect revenues in this category to increase during the remainder of 2012 and into 2013 as we add new customers in the specialist program.

7.  Other revenues:

For the Three Months Ended September 30,

	2012	2011	Increase (Decrease)	Percent Inc (Dec)
Custom programming	$5,000	$0	$5,000	not meaningful
Other revenues	$0	$0	$0	0.0%

For the Nine Months Ended September 30,

	2012	2011	Increase (Decrease)	Percent Inc (Dec)
Custom programming	$18,000	$0	$18,000	not meaningful
Other revenues	$0	$12,000	$(11,000)	(100.0)%

The increase in custom programming revenues for the three and nine months ended September 30, 2012 as compared to the same period last year is due to the fact that we have performed several small custom programming projects during the first nine months of 2012 and none during 2011.  We anticipate undertaking a few small and medium-sized projects that may generate a modest increase in revenues in this category during the last quarter of 2012.  We continue to offer programming services for customer database integration, and for other projects for our existing and new customers.

The decrease other revenues is primarily due to a software upgrade for one customer during the first quarter of 2011 and is not likely to be repeated during 2012.

Cost of services:

For the Three Months Ended September 30,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$727,000	$567,000	$160,000	28.2%

For the Nine Months Ended September 30,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$2,187,000	$1,889,000	$298,000	15.8%

Approximately 91% of the cost of services for the three and nine months ended September 30, 2012 is related to telemedicine services.  These costs consist of radiologist fees, cardiologist fees, neurologist fees, engineering and customer support staff, professional credentialing and professional liability insurance costs. Over 80% of these costs are directly related to revenues; as a result, they have increased primarily as the radiological service revenues have increased during the first nine months of 2012.

General and administrative expenses:

For the Three Months Ended September 30,

	2012	2011	Increase (Decrease)	Percent Inc (Dec)
Legal	$10,000	$6,000	$4,000	66.7
Other G&A	$216,000	$193,000	$23,000	11.9%

For the Nine Months Ended September 30,

	2012	2011	Increase (Decrease)	Percent Inc (Dec)
Legal	$23,000	$38,000	$(15,000)	(39.5)%
Other G&A	$610,000	$556,000	$54,000	9.7%

The increase in legal expenses during the quarter ended September 30, 2012 is due to the reregistration of our PACS system with the FDA.  The decrease in legal expenses during the nine months ended September 30, 2012 is due to the reduced activity during the period in the legal proceedings described in Part II, Item 1 below.

The increase in other general and administrative expenses for the three months ended September 30, 2012 as compared to the same period last year is due to a combination of factors:  approximately $14,000 is due to the hiring of additional administrative and sales staff for the Specialists program; approximately $5,000 is the result of increased credit card fees incurred with respect to payments by Telerad Service customers; the remainder is due to a number of small factors.  The increase in other general and administrative expenses for the first nine months of 2012 as compared to the first nine months of 2011 is due to a number of factors:  approximately $40,000 is due to the hiring of additional administrative staff during the fourth quarter of 2011 to handle the increased credentialing and administrative activities, as well as hiring sales staff during the first half of 2012; approximately $9,000 is the result of increased credit card fees incurred with respect to payments by Telerad Service customers; and approximately $14,000 is due to increased marketing and travel expenses related to marketing our specialist program at trade shows.

Research and development costs:

For the Three Months Ended September 30,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$15,000	$16,000	$(1,000)	6.3%

For the Nine Months Ended September 30,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$52,000	$48,000	$4,000	8.3%

The decrease in research and development costs during the three months ended September 30, 2012 as compared to the same period last year is primarily due to the purchase of computer equipment during the third quarter of 2011.  The increase in research and development costs during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2012 is due to equipment purchases during the first part of 2012.  These equipment purchases were part of our efforts to upgrade our infrastructure, including the equipment used for research and development purposes.  This equipment was expensed in the period in which it was purchased.

During the first nine months of 2012, approximately 86% of our research and development costs were staffing costs.  In the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software that require modification.  Management anticipates that research and development costs in the future will focus both on the upgrading of our existing products and the continued development of new products using our core technology; therefore they will remain relatively steady during the coming year.

Depreciation:

For the Three Months Ended September 30,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$5,000	$5,000	$0	0%

For the Nine Months Ended September 30,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$14,000	$13,000	$1,000	7.7%

Since the third quarter of 2011, several fixed assets have been fully depreciated, and we have also added several new fixed assets, resulting in the same depreciation expense for the three months ended September 30, 2012 as compared to the same period last year.  The increase in depreciation expense for the nine months ended September 30, 2012 is primarily due to the leasing of new servers and office equipment during the second half of 2011.

Bad debt expense:

For the Three Months Ended September 30,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$6,000	$0	$6,000	not meaningful

For the Nine Months Ended September 30,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$6,000	$27,000	$(21,000)	(77.7)%

We made the determination that certain customer accounts had become uncollectible during the three months ended June 30, 2011, resulting in the $27,000 bad debt expense during 2011.  We have determined that certain account balances are likely uncollectible at September 30, 2012, resulting in the $6,000 bad debt expense during 2012.

Other income (expense):

For the Three Months Ended September 30,

	2012	2011	Increase (Decrease)	Percent Inc (Dec)
Interest expense	$4,000	$3,000	$1,000	33.3%

For the Nine Months Ended September 30,

	2012	2011	Increase (Decrease)	Percent Inc (Dec)
Interest expense	$9,000	$8,000	$1,000	12.5%

The increase in interest expense for the three months and nine months ended September 30, 2012 as compared to the three months and nine months ended September 30, 2011 is primarily associated with the increase in capital leases during the second half of 2011.

REPORTABLE SEGMENTS

We have identified our reportable segments based on separate lines of business. Our parent company, New Mexico Software, operates under the trade name Net Medical Xpress Solutions, and derives revenues from the development and marketing of proprietary internet technology-based software.   Our wholly-owned subsidiary, Telerad Service, Inc., operates under the trade names Net Medical Xpress Services and Net Medical Xpress Specialists.  Net Medical Xpress Services provides medical diagnostic reading services.  Net Medical Xpress Specialists provides clinical telemedicine services to hospitals and other medical services providers.

Information related to our reportable segments for the nine months ended September 30, 2012 is as follows:

	Solutions	Services	Specialists	TOTAL
Revenue	$ 315,000	$ 2,462,000	$ 70,000	$ 2,847,000

Cost of services	191,000	1,934,000	62,000	2,187,000
General and administrative	235,000	312,000	63,000	610,000
Legal expenses	23,000	-	-	23,000
Depreciation	9,000	5,000	-	14,000
Research and development	47,000	-	5,000	52,000
Bad debt expense	-	6,000	-	6,000

Operating income (loss)	$ (190,000)	$ 205,000	$ (60,000)	$ (45,000)

Total assets	$ 191,000	$ 648,000	$ 103,000	$ 942,000

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

Segment’s operating income	$ (45,000)
Other income (expense)	(9,000)
Consolidated net income	$ (54,000)

Information related to our reportable segments for the quarter ended September 30, 2012 is as follows:

	Solutions	Services	Specialists	TOTAL
Revenue	$ 106,000	$ 826,000	$ 32,000	$ 964,000

Cost of services	66,000	627,000	34,000	727,000
General and administrative	72,000	108,000	36,000	216,000
Legal expenses	10,000	-	-	10,000
Depreciation	3,000	2,000	-	5,000
Research and development	14,000	-	1,000	15,000
Bad debt expense	-	6,000	-	6,000

Operating income (loss)	$ (59,000)	$ 83,000	$ (39,000)	$ (15,000)

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, cash and cash equivalents totaled $183,000, representing an $83,000 increase from December 31, 2011. This increase in available cash was due to the following factors during the period:

Operating activities:

For the Nine Months Ended September 30,

2012	2011	Inc (Dec) in available cash
provided $96,000	used $114,000	$210,000

The increase in available cash from operations during the first nine months of 2012 as compared to the first nine months of 2011 is primarily due to a combination of the following major factors:

•

a $111,000 increase in available cash due to net loss of $54,000 during the first nine months of 2012 as compared to net loss of $165,000 during the first nine months of 2011

•

a $51,000 increase in available cash due to executive services donated during the first nine months of 2012

•

a $117,000 decrease in available cash due to the increase in accounts receivable during the first nine months of 2012 as compared to the first nine months of 2011

•

a $110,000 increase in available cash due to the increase in accounts payable and accrued expenses during the first nine months of 2012 as compared to the first nine months of 2011.

Investing activities:

For the Nine Months Ended September 30,

2012	2011	Inc (Dec) in available cash
used $7,000	used $16,000	$9,000

We purchased $7,000 of computer equipment during the first nine months of 2012 as compared to $16,000 during the first nine months of 2011, when we were upgrading our infrastructure.

Financing activities:

For the Nine Months Ended September 30,

2012	2011	Inc (Dec) in available cash
used 6,000	provided $39,000	$(45,000)

This decrease is primarily due to the repayment of insurance contracts financed in the amount of $85,000, offset by the proceeds from two notes payable from a related party totaling $44,000 during the first nine months of 2012.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space, computer equipment and a vehicle.

At September 30, 2012, we had a working capital surplus of $20,000 as opposed to a working capital deficit of $94,000 at the beginning of the period, an increase in working capital of $114,000.  We may continue to sell equity securities and incur debt as needed to meet our operating needs during 2012.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

307 - Disclosure controls and procedures:  As of June 30, 2012, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d-15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, such disclosure controls and procedures were not effective.  The primary reasons for management’s conclusions are that we did not have a plan in place for implementing controls and procedures and insufficient personnel to implement checks and balances.  We believe that we will not have sufficient funds available to develop a plan in the foreseeable future.  We do not anticipate that our business will need sufficient personnel in the foreseeable future that are needed to implement checks and balances.

308(c) - Changes in internal control over financial reporting:  Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect this control.

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

PART II OTHER INFORMATION

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

ITEM 1A.  RISK FACTORS

Our risk factors have not changed since our last annual report on Form 10-K for the fiscal year ended December 31, 2011.

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

NEW MEXICO SOFTWARE, INC.

Date: November 14, 2012	By /s/ Richard F. Govatski
Richard F. Govatski, President

Date: November 14, 2012	By /s/ Teresa B. Dickey
Teresa B. Dickey, Treasurer (Principal
Financial Officer)