Form 10-K
period 2012-12-31
Net Medical Xpress Solutions, Inc.
filed 2013-03-22
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

COMMISSION FILE #333-30176

NET MEDICAL XPRESS SOLUTIONS, INC.

(Formerly NEW MEXICO SOFTWARE, INC.)

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

AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON DECEMBER 31, 2012 WAS: $4,709,619

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK AT MARCH 7, 2013 WAS: 156,987,310.

DOCUMENTS INCORPORATED BY REFERENCE

None

USE OF PRONOUNS AND OTHER WORDS

The pronouns “we”, “us”, “our” and the equivalent used in this annual report mean Net Medical Xpress Solutions, Inc.  In the notes to our financial statements, the “Company” means Net Medical Xpress Solutions, Inc.  The pronoun “you” means the reader of this annual report.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties.  We use words such as “project”, “believe”, “anticipate”, “plan”, “expect”, “estimate”, “intend”, “should”, “would”, “could”, or “may”, or other such words, verbs in the future tense and words and phrases that convey similar meaning and uncertainty of future events or outcomes to identify these forward-looking statements.  There are a number of important factors beyond our control that could cause actual results to differ materially from the results anticipated by these forward-looking statements.  While we make these forward-looking statements based on various factors and using numerous assumptions, you have no assurance the factors and assumptions will prove to be materially accurate when the events they anticipate actually occur in the future.

The forward-looking statements are based upon our beliefs and assumptions using information available at the time we make these statements.  We caution you not to place undue reliance on our forward-looking statements as (i) these statements are neither predictions nor guaranties of future events or circumstances, and (ii) the assumptions, beliefs, expectations, forecasts and projections about future events may differ materially from actual results.  We undertake no obligation to publicly update any forward-looking statement to reflect developments occurring after the date of this prospectus.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Our History and Background

Our business was incorporated in New Mexico in 1996 under the name of New Mexico Software, Inc.  We were acquired by Raddatz Exploration, Inc., a publicly traded Delaware corporation, in 1999.   At that time, Raddatz changed its name to NMXS.com, Inc., and operated New Mexico Software, Inc. as a wholly-owned subsidiary.    On January 1, 2006, NMXS.com, Inc. merged into its newly incorporated, wholly-owned subsidiary, New Mexico Software, Inc., a Nevada corporation, for the sole purpose of changing its state of incorporation and its name.  On January 1, 2013, we changed our name to Net Medical Xpress Solutions, Inc.

In May 2008, we created a wholly-owned subsidiary called Telerad Service, Inc. to provide radiological services.  Beginning in January 2012, Telerad Service, Inc. has operated under the trade names Net Medical Xpress Services and Net Medical Xpress Specialists.  Net Medical Xpress Services provides medical diagnostic reading services.  Net Medical Xpress Specialists is our clinical division that provides telemedicine services to hospitals and other medical services providers.

Our primary address on the World Wide Web is www.nmxs.com.  Additional web addresses also are available, including www.netmedical.com and www.nmxc.net, which broadcast the same information as www.nmxs.com. The information at that web site is not part of our annual report, and we specifically disclaim any liability under federal securities law related to the web site.

Our Business

We currently operate under three business units.

Our parent company, Net Medical Xpress Solutions, primarily provides Picture Archiving and Communication System (PACs) hardware and software to hospitals and other medical facilities.  We have received a 510k-clearance from the federal Food and Drug Administration for our PACs, which is compliant with the Health Insurance Accountability and Portability Act (HIPAA).   We sell our PACS, trade named “XR-Express”, to medical facilities and also provide it as a hosted “Software as a Service” (SaaS), where the customer is billed on a monthly basis according to usage.  The SaaS option allows our customers to optimize their operations without investing significant time and money on upfront costs for hardware, software, tech support and training.

Our wholly-owned subsidiary, Telerad Service, Inc. now operates under the trade names Net Medical Xpress Services and Net Medical Xpress Specialists. Net Medical Xpress Services provides medical diagnostic reading services.  We provide reports for X-rays, echocardiograms, EKGs, CTs, MRIs, and other diagnostic modalities for over 16,000 facilities in the U.S. We provide radiology and cardiology services 24 hours per day, seven days per week, and 365 days per year.

Net Medical Xpress Specialists provides telemedicine services to hospitals and other medical entities.  The specialists program began pilot operations in neurology and stroke evaluation at a hospital in New Mexico in November 2011.  Since then we have expanded to include several regional hospitals in New Mexico and are continuing to grow the specialist program, both in specialties and in facilities covered.  At this time, we have specialists credentialed to provide services for neurology/stroke evaluation.  We are currently marketing numerous other services within the specialist program.  The specialists program also provides patient care 24 hours per day, seven days per week, 365 days per year.

Our Products and Services

XR-EXpress:  XR-EXpress is our flagship software system.  It enables medical providers to examine multiple types of medical images over the Internet.  The originating medical facility or service provider uploads medical images as high-resolution DICOM (digital imaging and communications in medicine) files to our secure servers.  The DICOM files are tagged with patient information.  The radiologist then accesses the images on our secure servers through his or her own computer and returns the diagnostic report to our secure server for access by the treating physician.  XR-EXpress significantly reduces the time between the imaging events and report delivery.  Our workflow technology provides scheduling, dispatching, monitoring and reporting functions, which boosts the customer’s efficiency and productivity while enhancing patient care.  The 510(k) clearance as a Class II Medical Device allows us to market XR-EXpress in the United States under FDA general control provisions, including requirements for annual registration of devices, good manufacturing practice, labeling, and prohibitions against misbranding and adulteration.  We believe that this will provide increased assurance to potential new customers regarding the quality of XR-EXpress, which will result in increased marketing opportunities for us in the future.

XR-Express is also the platform we use for our Net Medical Xpress Services and Net Medical Xpress Specialists business units.  In the Specialist division, XR-Express enables a referring hospital to instantly transmit digital diagnostic images and reports to a consulting physician, providing a means for the consulting physician to aid the attending physician in applying the appropriate care.  We believe XR-EXpress is especially useful when the patient is located a substantial distance from an appropriate specialist physician, and transport decisions must be made quickly and effectively, while keeping costs down.  XR-EXpress enables remote hospitals to more effectively utilize resources, make better triage and management decisions, and keep patients in their local facilities, thus saving money and facilitating superior patient care.

Cardiology PACS:  We collaborated with the New Mexico Heart Institute to develop cardiology and vascular extensions to our XR-EXpress software. By working with the experts at NMHI, we have added comprehensive and customizable support for cardiology services, including visualization, automated data collection, measurement tools, and report writing. These software extensions now allow the system to support echocardiograms, stress echocardiograms, dobutamine stress tests, exercise stress tests, nuclear exams, upper and lower venous and arterial exams, carotid exams, renal artery exams, and vascular wellness screening. The extensions run onsite at NMHI and backup to Net Medical Xpress Solutions cloud servers.

Net Medical Xpress Services: Net Medical Xpress Services is a full service telemedicine provider. We specialize in diagnosing all types of studies:  plain film, ultrasound, CT, MRI, EEG, echocardiogram, nuclear bone scan, EKG, and fluoroscopy. The studies are read and diagnosed within a web-based environment using our XR-EXpress software. There is no overhead impact, and data integrity, security and HIPAA compliance are maintained.  We are able to provide either final or preliminary reports depending on the customer’s need.  We have nearly sixty board-certified radiologists and nineteen board-certified cardiologists reading for us, and our operations team manages the workload for over 16,000 facilities on our system.  Our response time averages fifteen minutes for plain film stats and eighteen minutes for most routine plain film exams.

Net Medical Xpress Neuro™ :  Net Medical Xpress Neuro is one of the services offered in our Net Medical Xpress Specialists business unit.  It is a web-based clinical telemedicine solution that eliminates unnecessary transport of patients from one medical facility to another by facilitating the real-time assessment of patients through a virtual examination.  The specialists program can save lives by reducing the time required to diagnose and treat patients.  Combined with real-time video and audio conferencing, the Net Medical Xpress Neuro™ program enables neurologists in urban areas to diagnose and treat stroke patients at remote medical service areas.  The high definition imaging and video system maintenance costs are part of the service and are maintained by us, minimizing costs for the customer.  We currently have seventeen board-certified neurologists providing consultations for us 24 hours per day, seven days per week, and 365 days per year.

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

Business Strategy

Both the federal government and numerous state governments continue to allocate funds to initiate and improve telemedicine programs, particularly in underserved rural areas.  On March 15, 2012, HB171, “Insurance Coverage for Telemedicine Services,” was approved by both chambers of the New Mexico government with near unanimous support.  This bill amends various New Mexico healthcare laws to require that telemedicine services be allowed under all insurance coverage.  We are confident that telemedicine will continue to be part of the solution to the growing health care costs in the country, and that our web-based products and services can contribute to this solution.

Telemedicine provides safe, effective services while reducing costs in a wide variety of medical applications, such as avoiding unnecessary patient transports, providing support for hospital overflows, providing increased services in remote or rural areas, providing services in jails and prisons, decreasing the length of some patient stays, providing increased home management of chronic diseases, providing improved post-discharge follow-up care to avoid unnecessary hospital readmissions, providing enhanced care in critical care or intensive care units and increasing access to specialized services.  Digital diagnostics systems in particular have demonstrated significantly improved image quality over the last few years, while costs continue to decrease.  By providing enhanced diagnostic capabilities with quick turn-around times, telemedicine can potentially increase patient safety and reduce costs.

We believe that we can continue to take advantage of the growth in the telemedicine market during the next few years to further expand our customer base and our revenues.

We expect that the restructuring of our business into the three business units of Net Medical Xpress Solutions, Net Medical Xpress Services and Net Medical Xpress Specialists will clarify our products and services and will facilitate our expansion into new service areas.  Net Medical Xpress Solutions will continue to offer hosted software solutions for medical entities as well as offer XR-EXpress for sale to hospitals.  Net Medical Xpress Services will continue to provide diagnostic reports for a variety of medical imaging studies 24 hours per day, seven days per week, and 365 days per year.  Net Medical Xpress Specialists will provide remote diagnostic services for numerous medical specialties, including stroke and other neurological assessments, cardiology, critical care, behavioral medicine, orthopedics, urology and post-discharge follow-up care.

Our current strategy involves the following factors:

o

Continue to emphasize the flexibility and affordability of our hosted applications.  Our customers who prefer this service do not need extensive or expensive hardware, software or technology staff to use our products.  Also, we are usually able to get new customers and doctors operational within days, sometimes within hours, including training.

o

Expand our software product offerings by implementing strategies to sell XR-EXpress directly to hospitals.

o

Continue to expand the services we offer.  During 2013, we plan to focus on the continued growth of our Net Medical Xpress Specialist business unit via several pathways.  First, we plan to continue to expand our neurology and stroke assessment program.  Second, we now have completed the technical development of numerous other programs and are in the process of marketing new services in cardiology, critical care, behavioral medicine, orthopedics and urology.  Finally, we are beginning to market specialist programs for post-discharge follow-up care to help hospitals avoid unnecessary readmissions.

o

Continue to offer exceptionally prompt and thorough customer service, with outstanding quality.

Competition

Other, better-financed companies, such as NightHawk Radiology, Virtual Radiologic and Specialists on Call have developed similar products that could compete with our products.  Such competition could have a material adverse effect on our business, financial condition, performance and prospects.  While the Internet technology marketplace is extremely competitive, we believe we have a first-to-market advantage with our particular combination of products.  In addition, although the current market for telemedicine and teleradiology is growing rapidly, they are also exceptionally competitive.  Other highly capitalized companies that have recognized the potentials of digital image management products and telemedicine could overwhelm our advantage with expensive and expansive media blitzes that create the perception of a dominant market presence and/or superior products.  If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected.  The risk factor inherent in the use of Open Source software development tools is the fact that a sophisticated competitor might be able to imitate our work and produce similar functionality.  Any such imitation, should it occur, could have material adverse effects on our business, financial condition, performance and prospects.

Marketing and Customers

During the last five years we have concentrated nearly all of our efforts on developing and growing our medical services business.  During this time, our most effective marketing tool has been customer referrals and direct sales resulting from attendance at specialized trade shows.  During 2013, we plan to continue this approach, along with occasional direct marketing to potential customers in all three business units, to further build our customer base and to sustain our progress in growing our revenues.  Overall, we anticipate that our customer base will continue to broaden in the next year as we expand our services, particularly for Net Medical Xpress Specialists, giving more stability, steady growth, and predictability to our revenues.

Our Intellectual Properties

We have several proprietary aspects to our software that we believe make our products unique and desirable in the marketplace.  We believe the compiled object code that is accessible to our customers makes it difficult to discover the source code needed to create other similar programs, even though the code we use originates from Open Source.  Because we maintain our enterprise source code on dedicated servers in our Albuquerque data center, it provides better protection and security of our products.  The 510(k) clearance from the FDA includes assurances regarding the safety and security of data on our systems.

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

The Health Insurance Portability and Accountability Act (HIPAA) imposes standards for the use, dissemination and disclosure of protected health information.  Protected health information is any information about health status, provision of health care, or payment for health care that can be linked with an individual.  The act applies to any companiy that transmits health care data.  The act encourages the use of electronic transmission of data within the U.S. healthcare system, and provides three types of security safeguards that are required for compliance:  administrative, physical and technical.  For each of these types, HIPAA identifies various security standards which must be adopted and administered by any entity covered by the act.  Our software strictly adheres to the privacy and security standards dictated by HIPAA.

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

Employees

At March 1, 2013, we had twenty-five staff, including five in systems engineering and quality assurance; twelve in customer support, and seven in administration.  We also have nearly sixty radiologists, nineteen cardiologists and seventeen neurologists on contract.

Item 1A.  Risk Factors

A small number of customers represent a large amount of our revenues and the loss of such customers will result in a significant decrease in revenues and threaten our ongoing operations.

During the years ended December 31, 2012 and 2011, one customer accounted for 31% and 35%, respectively, of our revenue.  The loss of such customers would result in a significant decrease in our revenues and our working capital.

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

Our ability to grow our medical services in order to continue to be profitable depends on our ability to contract with qualified medical specialists.  Inability to locate and attract licensed and qualified providers, or the loss of those under contract, could have a material negative impact on our future growth and profitability.

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

ITEM 2.  DESCRIPTION OF PROPERTY

We currently lease a 3,000 square foot facility in Albuquerque, New Mexico, at a cost of approximately $5,700 per month.  The lease expires on April 30, 2014.  The facility houses our administrative, marketing and engineering offices, and provides adequate room for expansion.  It also contains an advanced telephone system which will provide the capability needed to provide adequate customer telephone support.  We house our primary servers in a separate facility downstairs from ours, at a cost of approximately $1,700 per month on a month-to-month basis.  The two locations are networked together by fiber optics.  In this facility we have access to a large power generator, which enables our servers to continue operating during power outages.

ITEM 3.  LEGAL PROCEEDINGS

On January 23, 2012, the US District Court in Albuquerque, New Mexico entered judgment in our favor in the case of Premier Medical Enterprise Solutions, Inc. v. New Mexico Software, Inc. and Richard Govatski, Case No. Civ 09-165.  The judgment brings to conclusion the suit initiated by Premier Medical in early 2009, alleging breaches of (i) fiduciary duty, (ii) covenant of good faith and fair dealing and (iii) contract, along with claims of conversion and tortuous interference and seeks an accounting.  The court awarded judgment to us in the amount of $636,606.  Based on the unlikely collectability of the settlement amount, we have decided to terminate further collections activities.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our stock is quoted on the OTC Bulletin Board under the symbol “NMXS.”  The table below sets forth, for the periods indicated below, high and low bids for our common stock.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.  The source of this information is Big Charts: www.bigcharts.com.

	Quarter	High	Low
FISCAL YEAR ENDED	First	$0.048	$0.032
DECEMBER 31, 2011	Second	$0.040	$0.026
	Third	$0.030	$0.019
	Fourth	$0.040	$0.017

FISCAL YEAR ENDED	First	$0.034	$0.020
DECEMBER 31, 2012	Second	$0.0355	$0.022
	Third	$0.040	$0.0275
	Fourth	$0.035	$0.0266

FISCAL YEAR ENDED	First	$0.075	$0.0346
DECEMBER 31, 2013	(Through March 7, 2013)

Recent Sales of Unregistered Securities

The following table sets forth information about our unregistered sales of common stock during the year ended December, 2012:

Class of Purchaser	Aggregate Number of Shares	Consideration
Board Members (4 persons)	8,000,000	$160,000
Board Member (1 person)	1,500,000	$45,000

The 8,000,000 shares issued to Board Members were for services during 2012 and 2013.  The 1,500,000 shares to one Board Member were for the exercise of options.

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

No shares were issued in 2012 pursuant to stock issuance plans and related registration statements on Form S-8.

Shareholders

As of March 7, 2013, there were 364 holders of record of our common shares.

Dividends

We did not declare any cash dividends on our common stock during the year ended December 31, 2012.  We have no plans to pay any dividends to the holders of our common stock in 2013.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

OVERVIEW

Our parent company, Net Medical Xpress Solutions, Inc., derives revenues from the development and marketing of proprietary internet technology-based software.  This division encompasses all revenues and costs from the software aspect of the business, including software usage, software hosting and maintenance, custom programming (customization or modification to our core software products).  We also occasionally derive revenue from scanning services and other services such as consulting, training and installation, which would be included in this division.

Our wholly-owned subsidiary, Telerad Service, Inc., operates under the trade names Net Medical Xpress Services and Net Medical Xpress Specialists.  Net Medical Xpress Services provides medical diagnostic reading services.  All revenues and costs from radiological and cardiological services are included in this division.

Net Medical Xpress Specialists is our clinical division that provides telemedicine services to hospitals and other medical services providers.  We currently employ credentialed specialists in the field of neurology in this division.  We facilitate real-time assessment of patients through a virtual examination via video conferencing combined with our medical software.  Currently, all revenues and costs for neurology/stroke assessment are included in this division, as well as revenues and costs for equipment necessary for the customer to initiate the specialist program.

Gross profit is our key indicator of operating progress.  Our operating divisions generated the following gross profit percentages during 2012:

	Solutions	Services	Specialists	TOTAL
Revenue	$ 426,000	$ 3,353,000	$ 126,000	$ 3,905,000
Direct costs	253,000	2,630,000	99,000	2,982,000
Gross profit	$ 173,000	$ 723,000	$ 27,000	$ 923,000
Percent	40.6%	21.6%	21.4%	23.6%

Net Medical Xpress Solutions generated a gross profit percentage of 40.6% during 2012 as compared to 47% during 2011.  This gross profit percentage has decreased during the last two years, primarily due to the upgrading of our technological infrastructure over the last two years, coupled with declining software hosting and maintenance revenues.  We expect this percentage to stabilize during 2013.

Net Medical Xpress Services generated a gross profit percentage of 21.6% during 2012 as compared to 17.3% during.  Approximately 81% of the cost of services for Net Medical Xpress Services is doctor fees, which are directly related to revenues.  Therefore, we expect this percentage to remain relatively stable during 2013.

Net Medical Xpress Specialists generated a gross profit percentage of 21.4% during 2012.  This program began operations during the first quarter of 2012.  Approximately half of the cost of services for this division consists of relatively fixed costs at this time.  We believe that the gross profit percentage of this division will increase during 2013 as the revenues grow while the fixed costs remain stable.

Our normal general and administrative expenses continue to be approximately $200,000 to $250,000 per quarter.

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

Our software recognition policies are in accordance with the ASC Topic 985, Software Revenue Recognition as amended.  Revenue is recognized when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred, (c) the fee is fixed or determinable, and (d) collectability is probable.  We follow the guidance in ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require us to provide significant production, customization or modification to our core software.  Revenue is generally recognized for such arrangements under the percentage of completion method.  Amounts collected prior to satisfying the above revenue recognition criteria are included in deferred revenue.

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

RESULTS OF OPERATIONS

Revenues:

For the Year Ended December 31,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$3,905,000	$3,207,000	$698,000	21.8%

These changes are a result of the following factors:

Net Medical Xpress Solutions

1.  Software usage fees:

For the Year Ended December 31,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$363,000	$338,000	$25,000	7.4%

The increase in software usage fees during 2012 as compared to 2011 is primarily due to the increase in volume of use of XR-Express by our radiological services customers.  As with radiological services, we anticipate that this revenue will increase moderately during 2013.

2.  Software hosting and maintenance:

For the Year Ended December 31,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$44,000	$60,000	$(16,000)	(26.7)%

This decrease is a result of our continued focus on our medical division and our decreased focus on our older software applications that were developed prior to XR-EXpress.  At this point, nearly all of our customers are using our medically related services, with no customers remaining on the earlier enterprise systems, which we are no longer offering.  Software maintenance consists mainly of hosting and managing our customers’ data on our systems and to a lesser extent includes technical support programs associated with XR-Express usage.   We expect revenues in this category to decrease further during the coming year, as we continue to focus our efforts on building our medical division.

3.  Software sales and licenses:

For the Year Ended December 31,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$0	$10,000	$(10,000)	(100.0)%

The software sales and license revenue during 2011 was due to a software upgrade for one customer and was not repeated during 2012.  We will be focusing some efforts on the sale of PACS systems to hospitals during the coming year.  However, because these would be major sales, we are unable to project the volume or timing of any impact on revenues at this time.

4.  Custom programming:

For the Year Ended December 31,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$18,000	$7,000	$11,000	157.1%

The increase in custom programming revenue during 2012 as compared to 2011 was primarily due to an increase in the number of projects performed.  We anticipate undertaking a few small and medium-sized projects that will continue to generate revenues in this category during 2013. We continue to offer programming services for customer database integration and for other projects for our existing and new customers.

Net Medical Xpress Services

1.  Radiological services:

For the Year Ended December 31,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$3,271,000	$2,708,000	$563,000	20.8%

Although there was a net increase in radiological services customers during 2012, the increase in radiological services revenues during 2012 as compared to 2011 is primarily due to increases in the volume of reads for existing customers.  We anticipate that this trend will continue during 2013, although perhaps at a more conservative growth rate than during 2012.

2.  Cardiological services:

For the Year Ended December 31,

2011	2011	Increase (Decrease)	Percent Inc (Dec)
$81,000	$83,000	$(2,000)	(2.4)%

The decrease in cardiological services during 2012 as compared to 2011 is primarily due to a small net loss of customers during 2012.  However, we saw a slight increase in volume of services for the existing customers that was consistent during the last half of 2012; therefore, we anticipate that the revenues in this category will increase modestly during 2013.

Net Medical Xpress Specialists

1.  Specialist program services:

For the Year Ended December 31,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$59,000	$0	$59,000	Not meaningful

The specialist program began operations during the first quarter of 2012.  Since it is still in the startup phase, we anticipate a significant increase in specialist program service revenues during 2013 as we continue to add new customers.

2.  Specialist program hardware sales:

For the Year Ended December 31,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$68,000	$0	$68,000	Not meaningful

The specialist program began operations during the first quarter of 2012.  The specialist program hardware sales are sales of equipment required for a customer to begin using the specialist services.  The specialist program is still in the startup phase. We currently are adding several new customers every quarter; therefore, we anticipate a significant increase in these revenues during 2013.

Direct costs:

For the Year Ended December 31,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$2,982,000	$2,529,000	$453,000	17.9%

Approximately 71% of the increase in cost of services for 2012 as compared to 2011 is due to the increased volume of reads in Net Medical Xpress Services.  The remainder of the increase is mainly due to the startup of the specialist program.  Approximately 88% of our cost of services is related to Net Medical Xpress Services.  These costs consist of radiologist and cardiologist fees, management fees, professional credentialing and professional liability insurance. The majority of these costs are directly related to revenues.  Approximately half of the costs related to Net Medical Xpress Specialists are directly related to revenues.  Therefore, as revenues continue to increase during 2013, the cost of services will increase accordingly.

General and administrative expenses:

For the Year Ended December 31,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$812,000	$781,000	$31,000	4.0%

The increase in general and administrative expenses is primarily due to the addition of administrative staff for Net Medical Xpress Specialist program.

Research and development costs:

For the Year Ended December 31,

2012	2011	Increase (Decrease)	Percent Inc (Dec)
$70,000	$66,000	$4,000	6.1%

Approximately 86% of our research and development costs are directly associated with staffing.  The increase in costs for 2012 as compared to 2011 is primarily related to engineering staff time spent on additional development of the neurology/stroke program.  In the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software that require modification.  Management anticipates that research and development costs in the future will focus both on the upgrading of our existing products and the continued development of new products using our core technology; therefore they will remain relatively stable or perhaps increase slightly during the coming year.

Depreciation and bad debt expense:

For the Year Ended December 31,

	2012	2011	Increase (Decrease)	Percent Inc (Dec)
Depreciation expense	$19,000	$18,000	$1,000	5.6%
Bad debt expense	$6,000	$27,000	$(21,000)	(77.8)%

The increase in depreciation expense is primarily due to the purchase of new servers to upgrade our infrastructure and handle the increased volume of customer data during 2012.  The decrease in bad debt expense is primarily due to the write-off of one account due to bankruptcy during 2011.

Other income (expense):

For the Year Ended December 31,

	2012	2011	Increase (Decrease)	Percent Inc (Dec)
Gain on sale of obsolete inventory	$1,000	$0	$1,000	Not meaningful
Interest expense	$12,000	$10,000	$2,000	20.0%

•

The gain on sale of obsolete inventory is due to the sale during 2012 of certain inventory items on hand that were written off during 2009.

•

The increase in interest expense is related to interest on promissory notes and increased interest on the liability insurance contract for medical services.

REPORTABLE SEGMENTS

We have identified our reportable segments based on separate lines of business. Our parent company, Net Medical Xpress Solutions, derives revenues from the development and marketing of proprietary internet technology-based software.   Our wholly-owned subsidiary Telerad Service, Inc., operates under the trade names Net Medical Xpress Services and Net Medical Xpress Specialists.  Net Medical Xpress Services provides medical diagnostic reading services.  Net Medical Xpress Specialists provides telemedicine services to hospitals and other medical entities.

Information related to our reportable segments for the year ended December 31, 2012 is as follows:

	Solutions	Services	Specialists	TOTAL
Revenue	$ 426,000	$ 3,353,000	$ 126,000	$ 3,905,000

Direct Costs	253,000	2,630,000	99,000	2,982,000
General and administrative	272,000	421,000	119,000	812,000
Depreciation	12,000	7,000	-	19,000
Research and development	65,000	-	5,000	70,000
Bad debt expense	-	6,000	-	6,000

Operating income	$ (176,000)	$ 289,000	$ (97,000)	$ 16,000

Total assets	$ 203,000	$ 515,000	$ 169,000	$ 887,000

A reconciliation of the segments' operating income to the consolidated net income is as follows:

Segment’s operating income	$ 16,000
Other income (expense)	(11,000)
Consolidated net income	$ 5,000

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2012, cash and cash equivalents totaled $109,000, representing a $9,000 increase from the beginning of the period.  The increase in available cash was due to a combination of several factors during the year:

Operating activities:

For the Year Ended December 31,

2012	2011	Inc (Dec) in available cash
used $60,000	used $101,000	$41,000

The increase in available cash from operations during 2012 as compared to 2011 is mainly due to a combination of the following major factors:

•

Accounts receivable increased by $196,000 during 2012 as compared to increasing by $60,000 during 2011, providing a decrease in available funds of $136,000.

•

Common stock issued for services and executive services donated of $30,000 and $33,000, respectively during 2011 as compared to $0 and $0 during 2012 resulted in a decrease in available funds of $63,000 during 2012.

•

Net income during 2012 was $5,000 as compared to a net loss of $224,000 during 2011, constituting an increase in available funds of $229,000 during 2012.

Investing activities:

For the Year Ended December 31,

2012	2011	Inc (Dec) in available cash
used $8,000	used $43,000	$35,000

All of the investing activities for 2011 and 2012 involved purchase and lease of additional computer equipment for infrastructure upgrades and development of the specialist program.

Financing activities:

For the Year Ended December 31,

2012	2011	Inc (Dec) in available cash
provided $77,000	provided $56,000	$21,000

The increase in cash provided by financing activities during 2012 as compared to 2011 is primarily due to cash received from notes payable during 2012.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space and office equipment.

At December 31, 2012 we had a working capital surplus of $53,000 as opposed to a working capital deficit of $94,000 at the end of 2011.  This increase is primarily due to the increase in accounts receivable during 2012 that is the result of increased volume of services.  We may continue to sell equity securities and incur debt as needed to meet our operating needs during 2013.

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Net Medical Xpress Solutions, Inc. (formerly New Mexico Software, Inc.)
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Net Medical Xpress Solutions, Inc (formerly New Mexico Software, Inc.) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2012. Net Medical Xpress Solutions, Inc.’s (formerly New Mexico Software, Inc.) management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Net Medical Xpress Solutions, Inc (formerly New Mexico Software, Inc.) as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that The Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, current liabilities exceed current assets and the Company has incurred recurring losses, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note C. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC
March 22, 2013
Las Vegas, Nevada

Net Medical Xpress Solutions, Inc.

(Formerly New Mexico Software, Inc.)

Consolidated Balance Sheets

(Rounded to the nearest thousand)

	December 31,	December 31,
	2012	2011
Assets

Current assets:
Cash and equivalents	$109,000	$100,000
Accounts receivable, net of allowance	653,000	463,000
of $31,000 and $32,000, respectively
Inventory	5,000	-
Prepaid expenses and other assets	61,000	41,000
Total current assets	828,000	604,000

Furniture, equipment and improvements, net of accumulated	55,000	75,000
depreciation of $617,000 and $590,000, respectively
Security deposits	4,000	4,000

Total Assets	$887,000	$683,000

Liabilities and Stockholders' (Deficit) Equity

Current liabilities:
Accounts payable	$632,000	$634,000
Accrued expenses	85,000	31,000
Customer deposits	-	3,000
Deferred revenue	8,000	15,000
Capital lease	3,000	13,000
Note payable - related party	45,000	-
Total current liabilities	773,000	696,000

Long-term liabilities
Note payable - related party	2,000	2,000
Capital lease - long-term portion	1,000	4,000
Total long-term liabilities	3,000	6,000

Total liabilities	776,000	702,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized,
0 shares issued and outstanding as of 12/31/12	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 156,987,310 and 144,835,595 shares issued and
outstanding as of 12/31/12 and 12/31/11, respectively	157,000	147,000
Paid-in capital	15,354,000	15,159,000
Subscriptions payable	21,000	21,000
Deferred compensation	(80,000)	-
Accumulated deficit	(15,341,000)	(15,346,000)
Total stockholders' deficit	111,000	(19,000)

Total Liabilities and Stockholders' (Deficit) Equity	$887,000	$683,000

The accompanying notes are an integral part of these financial statements.

Net Medical Xpress Solutions, Inc.

(Formerly New Mexico Software, Inc.)

Consolidated Statements of Operations

(Rounded to the nearest thousand)

	For the year ended
	December 31,
	2012	2011

Revenues
Net Medical Xpress Solutions	$426,000	$416,000
Net Medical Xpress Services	3,353,000	2,791,000
Net Medical Xpress Specialists	126,000	-
Gross revenues	3,905,000	3,207,000

Direct Costs	2,982,000	2,529,000

Gross profit	923,000	678,000

Operating costs and expenses:
General and administrative	812,000	781,000
Depreciation and amortization	19,000	18,000
Research and development	70,000	66,000
Bad debt	6,000	27,000
Total operating costs and expenses	907,000	892,000

Net operating loss	16,000	(214,000)

Other income (expense):
Interest expense	(12,000)	(10,000)
Gain on sale of obsolete inventory	1,000	-
Total other income (expense)	(11,000)	(10,000)

Net income (loss)	$5,000	$(224,000)

Loss per share - basic	$0.00	$(0.00)

Weighted average number of common
shares outstanding - basic and fully diluted	149,597,258	145,460,651

The accompanying notes are an integral part of these financial statements.

Net Medical Xpress Solutions, Inc.

(Formerly New Mexico Software, Inc.)

Consolidated Statements of Cash Flows

(Rounded to the nearest thousand)

	For the year ended
	December 31,
	2011	2011
Cash flows from operating activities
Net loss	$5,000	$(224,000)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	-	30,000
Common stock issued for services to board members and officers	80,000	60,000
Executive services donated	-	33,000
Bad debt expense	6,000	27,000
Depreciation and amortization	19,000	18,000
Depreciation and amortization allocated to cost of goods sold	9,000	7,000
Changes in operating assets and liabilities:
Accounts receivable	(196,000)	(60,000)
Inventory	(5,000)	-
Prepaid expenses and other assets	(20,000)	12,000
Accounts payable	(2,000)	(13,000)
Customer deposits	(3,000)	-
Accrued expenses	56,000	-
Deferred revenue	(7,000)	9,000
Net cash provided (used) by operating activities	(58,000)	(101,000)

Cash flows from investing activities
Acquisition of fixed assets	(8,000)	(43,000)
Net cash used by investing activities	(8,000)	(43,000)

Cash flows from financing activities
Proceeds from note payable	43,000	2,000
Net repayment of principal under capital lease	(13,000)	10,000
Net proceeds from the issuance of common stock	45,000	44,000
Net cash (used) provided by financing activities	75,000	56,000

Net increase in cash equivalents	9,000	(88,000)
Cash equivalents - beginning	100,000	188,000
Cash equivalents - ending	$109,000	$100,000

Supplemental disclosures:
Interest paid	$11,000	$11,000

Shares issued for exercise of options	$45,000	$-

Assets acquired under capital lease	$-	$10,000

The accompanying notes are an integral part of these financial statements.

Net Medical Xpress Solutions, Inc.

(Formerly New Mexico Software, Inc.)

Consolidated Statements of Stockholders' Equity (Deficit)

(Rounded to the nearest thousand)

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Payable	(Deficit)	Equity

Balance, December 31, 2010	-	$-	144,835,595	$145,000	$15,054,000	$(60,000)	$21,000	$(15,122,000)	$38,000

Issuance of common stock
for services			851,712		30,000				30,000

Issuance of common stock
for cash			1,500,000	2,000	42,000				44,000

Executive time donated					33,000				33,000

Compensation earned by board
members and officers						60,000			60,000

Net (loss)
For the year ended
December 31, 2011								(224,000)	(224,000)

Balance, December 31, 2011	-	$-	147,187,307	$147,000	$15,159,000	$-	$21,000	$(15,346,000)	$(19,000)

Issuance of common stock for
options exercised			1,500,000	2,000	43,000				45,000

Issuance of common stock to outside
board members for future services			4,000,000	4,000	76,000	(80,000)			-

Issuance of common stock to officers
for future services			4,000,000	4,000	76,000	(80,000)			-

Compensation earned by outside
board members						40,000			40,000

Compensation earned by officers						40,000			40,000

Net income
For the year ended
December 31, 2012								5,000	5,000

Balance, December 31, 2012	-	$-	156,687,307	$157,000	$15,354,000	$(80,000)	$21,000	$(15,341,000)	$111,000

The accompanying notes are an integral part of these financial statements.

Net Medical Xpress Solutions, Inc.

(Formerly New Mexico Software, Inc.)

Notes to Consolidated Financial Statements

NOTE A - ORGANIZATION AND OPERATIONS

Description of Business:

The parent company, Net Medical Xpress Solutions, Inc., derives revenues from the development and marketing of proprietary internet technology-based software.  This division encompasses all revenues and costs from the software aspect of the business, including software usage, software hosting and maintenance, custom programming (customization or modification to the Company’s core software products).  The Company also occasionally derives revenue from scanning services and other services such as consulting, training and installation, which would be included in this division.

The Company’s wholly-owned subsidiary, Telerad Service, Inc., operates under the trade names Net Medical Xpress Services and Net Medical Xpress Specialists.  Net Medical Xpress Services provides medical diagnostic reading services.  All revenues and costs from radiological and cardiological services are included in this division.

Net Medical Xpress Specialists is the clinical division that provides telemedicine services to hospitals and other medical services providers.  The Company currently employs credentialed specialists in the field of neurology in this division.  The Company facilitates real-time assessment of patients through a virtual examination via video conferencing combined with its medical software.  Currently, all revenues and costs for neurology/stroke assessment are included in this division, as well as revenues and costs for equipment necessary for the customer to initiate the specialist program.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification:

Certain reclassifications have been made to conform the 2011 amounts to the 2012 classifications for comparative purposes.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts Net Medical Xpress Solutions, Inc. (Formerly New Mexico Software, Inc.) and its wholly-owned subsidiary, Telerad Service, Inc. Intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At December 31, 2012, the Company did not have cash and equivalents that exceeded federally insured limits.

Trade Accounts Receivable:

The Company extends unsecured credit to customers under normal trade agreements which generally require payment within 30 - 45 days.  Accounts not paid within 15 days after their original due date are considered delinquent.  Unless specified by the customer, payments are applied to the oldest unpaid invoice.  Accounts receivable are presented at the amount billed.

Net Medical Xpress Solutions, Inc.

(Formerly New Mexico Software, Inc.)

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Trade Accounts Receivable, continued:

The Company also estimates an allowance for doubtful accounts, which amounted to $31,000 and $32,000 at December 31, 2012 and 2011, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, for the years ended December 31, 2012 and 2011 totaled $6,000 and $27,000, respectively.

Property and Equipment:

Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

Depreciation is computed on the straight-line and accelerated methods for financial reporting and income tax reporting purposes based upon the following estimated useful lives:

Software development	3 years
Equipment	5 years
Computer hardware	5 years
Office furniture	7 years

Long-Lived Assets:

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company determined that none of its long-term assets at December 31, 2012 or 2011 were impaired.

Stock-Based Compensation:

The Company accounts for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”). Stock-based payments to employees include grants of stock, grants of stock options and issuance of warrants that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

The Company accounts for stock-based payments to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.” Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date.

Net Medical Xpress Solutions, Inc.

(Formerly New Mexico Software, Inc.)

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation, continued:

The Company calculates the fair value of option grants and warrant issuances utilizing the Binomial pricing model. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant. The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period. In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns. The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

During the years ended December 31, 2012 and 2011, the Company recognized stock-based compensation expense totaling $80,000 and $90,000, from the issuance of a total of 2,000,000 and 3,000,000 shares of its common stock to officers, directors, and consultants (See Note F).

Income Taxes:

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Gain (Loss) per Share:

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Revenue Recognition:

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

Net Medical Xpress Solutions, Inc.

(Formerly New Mexico Software, Inc.)

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition, continued:

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

The Company follows the guidance in FASB ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with FASB ASC Topic 450.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At December 31, 2012 and December 31, 2011, there were no custom software development arrangements in progress.

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

Net Medical Xpress Solutions, Inc.

(Formerly New Mexico Software, Inc.)

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition, continued:

The application of ASC 605, as amended, requires judgment, including a determination that collectability is probable and the fee is fixed and determinable.

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

Advertising Expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $0 and $0 for the years ended December 31, 2012 and 2011, respectively.

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

NOTE C - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $15,341,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Net Medical Xpress Solutions, Inc.

(Formerly New Mexico Software, Inc.)

Notes to Consolidated Financial Statements

NOTE D - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of December 31, 2012 and 2011 consisted of the following:

	2012	2011
Computers	$ 479,000	$ 474,000
Furniture, fixtures and equipment	132,000	130,000
Automobiles	41,000	41,000
Leasehold improvements	20,000	20,000
	672,000	665,000
Accumulated depreciation	(617,000)	(590,000)
	$ 55,000	$ 75,000

Depreciation expense for the years ended December 31, 2012 and 2011 was $10,000 and $11,000, respectively.

NOTE E - NOTES PAYABLE

Notes Payable:

During the year ended December 31, 2012, the Company financed various insurance premiums in the amount of $153,000. The notes bear interest rates ranging from 7.0% to 10.25%, are payable in monthly principal and interest payments ranging from $200 to $14,000 with maturity dates beginning in December 2012 through March 2013. As of December 31, 2012, these notes totaled $30,000.  Total interest expense for the year ended December 31, 2012 related to notes payable for insurance premiums was approximately $5,000.

Notes Payable - Related Party:

On May 1, 2012, the Company received a $25,000 loan from a director of the Company. The loan bears interest at 7% per annum with principal and interest payable on or before April 30, 2013. On September 1, 2012, the Company received an $18,000 loan from a director of the Company.  The loan bears interest at 7% per annum with principal and interest payable on or before August 31, 2013.  As of September 30, 2012, the Company also owes $2,000 to the same director.  This loan is non-interest bearing and due on demand.  At December 31, 2012, there is approximately $2,000 in accrued interest included in notes payable - related party related to these notes.  At December 31, 2012, total accrued interest for notes payable - related party was approximately $2,000.

NOTE F - STOCKHOLDERS’ EQUITY

Common Stock:

The holders of our common stock are entitled to equal dividends and distributions when, as, and if declared by the Board of Directors from available funds. No holder of any shares of common stock has a preemptive right to subscribe for any of our securities, nor are any common shares subject to redemption or convertible into other of our securities, except for outstanding options described below. Upon liquidation, dissolution or winding up, and after payment of creditors and preferred stockholders, if any, the assets will be divided pro-rata on a share-for-share basis among the holders of the shares of common

Net Medical Xpress Solutions, Inc.

(Formerly New Mexico Software, Inc.)

Notes to Consolidated Financial Statements

NOTE F - STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock, continued:

stock. All shares of common stock now outstanding are fully paid, validly issued and non-assessable. Each share of common stock is entitled to one vote with respect to the election of any director or any other matter upon which shareholders are required or permitted to vote. Holders of our common stock do not have cumulative voting rights, so the holders of more than 50% of the combined shares voting for the election of directors may elect all of the directors if they choose to do so, and, in that event, the holders of the remaining shares will not be able to elect any members to the Board of Directors.

During the year ended December 31, 2012, the Company effected the following common stock transactions:

The Company issued a total of 1,500,000 shares of the Company’s $0.001 par value common stock to a director for the exercise of options in exchange for cash of $45,000.

The Company issued a total of 4,000,000 shares of the Company’s $0.001 par value common stock to outside directors in exchange for services for 2012 and 2013 valued at $80,000.  These services will be performed over two years.  Accordingly, deferred compensation of $40,000 was recorded as of December 31, 2012.  The Company expensed $40,000 during the year ended December 31, 2012.

The Company issued a total of 4,000,000 shares of the Company’s $0.001 par value common stock to two officers in exchange for services for 2012 and 2013 valued at $80,000.  These services will be performed over two years.  Accordingly, deferred compensation of $40,000 was recorded as of December 31, 2012.  The Company expensed $40,000 during the year ended December 31, 2012.

Preferred Stock:

Under the Company’s Certificate of Incorporation, the Board of Directors has the power, without further action by the holders of the common stock, to designate the relative rights and preferences of the preferred stock, and to issue the preferred stock in one or more series as designated by the Board of Directors. The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the common stock or the preferred stock of any other series. The issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company without further shareholder action and may adversely affect the rights and powers, including voting rights, of the holders of common stock. In certain circumstances, the issuance of preferred stock could depress the market price of the common stock.

During the year ended December 31, 2012, the Company effected no preferred stock transactions.

Net Medical Xpress Solutions, Inc.

(Formerly New Mexico Software, Inc.)

Notes to Consolidated Financial Statements

NOTE F - STOCKHOLDERS’ EQUITY (CONTINUED)

Stock Options:

Exercise prices and weighted-average contractual lives of stock options outstanding as of December 31, 2012 and 2011 are as follows:

Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable
$0.03-$0.044	9,500,000	3.9	$0.03	8,000,000
$0.06	1,053,920	0.7	$0.06	1,053,920

Summary of Options Granted and Outstanding:

	For the Years Ended December 31,
	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	10,962,250	$0.03	11,262,250	$0.03
Granted	0	$0.00	0	$0.00
Cancelled	(408,330)	$0.06	(300,000)	$0.06
Exercised	0	$0.00	0	$0.00
Outstanding at end of year	10,553,920	$0.03	10,962,250	$0.03

During the year ended December 31, 2012, no options were granted.

NOTE G - INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of December 31, 2012, the Company had net operating loss carry forwards of approximately $15,341,000, which expire in varying amounts between 2018 and 2029. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carry forward.

At December 31, 2012 and 2011, the Company had a federal operating loss carry forward of $15,341,000 and $15,346,000, respectively.

Net Medical Xpress Solutions, Inc.

(Formerly New Mexico Software, Inc.)

Notes to Consolidated Financial Statements

NOTE G - INCOME TAXES (CONTINUED)

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2012	2011
Deferred tax assets:
Net operating loss carry forward	$ 4,954,000	$ 4,809,000
Stock based compensation	80,000	93,000

Total deferred tax assets	5,034,000	4,902,000

Less: Valuation Allowance	(5,034,000)	(4,902,000)

Net Deferred Tax Assets	$ --	$ --

The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $5,034,000 and $4,902,000, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would be realized as of December 31, 2012 and 2011.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2012	2011

Federal statutory tax rate	(25.0)%	(25.0)%
State taxes, net of federal tax benefit	(5.0)%	(5.0)%
Permanent difference and other	30.0%	30.0%

Effective tax rate	0%	0%

NOTE H - MAJOR CUSTOMERS

During the year ended December 31, 2012 and 2011, one customer accounted for 31% and 35%, respectively, of the Company's total revenue.

As of December 31, 2012, balances due from two customers comprised 38% or $259,000 of total accounts receivable.

Net Medical Xpress Solutions, Inc.

(Formerly New Mexico Software, Inc.)

Notes to Consolidated Financial Statements

NOTE I - REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on separate lines of business. The parent company, Net Medical Xpress Solutions, derives revenues from the development and marketing of proprietary internet technology-based software. The Company’s wholly-owned subsidiary Telerad Service, Inc., operates under the trade names Net Medical Xpress Services and Net Medical Xpress Specialists.  Net Medical Xpress Services provides medical diagnostic reading services.  Net Medical Xpress Specialists provides telemedicine services to hospitals and other medical entities.

Information related to the Company's reportable segments for the year ended December 31, 2012 is as follows:

	Solutions	Services	Specialists	TOTAL
Revenue	$ 426,000	$ 3,353,000	$ 126,000	$ 3,905,000

Direct costs	253,000	2,630,000	99,000	2,982,000
General and administrative	272,000	421,000	119,000	812,000
Depreciation	12,000	7,000	-	19,000
Research and development	65,000	-	5,000	70,000
Bad debt expense	-	6,000	-	6,000

Operating income	$ (176,000)	$ 289,000	$ (97,000)	$ 16,000

Total assets	$ 203,000	$ 515,000	$ 169,000	$ 887,000

A reconciliation of the segments' operating income to the consolidated net income is as follows:

Segment’s operating income	$ 16,000
Other income (expense)	(11,000)
Consolidated net income	$ 5,000

NOTE J - COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring on April 30, 2014.  The Company also leases one automobile.  Future minimum lease payments as of December 31, 2012 are as follows:

Year	Amount
2013	63,000
2014	21,000

Rent expense for the years ended December 31, 2012 and 2011 amounted to $67,000 and $64,000, respectively.

Net Medical Xpress Solutions, Inc.

(Formerly New Mexico Software, Inc.)

Notes to Consolidated Financial Statements

NOTE J - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment Agreement (Related Party):

On January 1, 2010, the Company entered into an employment and non-compete agreement with Mr. Govatski to continue in the capacity of President and CEO for an original term ended December 31, 2012.  The agreement allowed for a one-year renewal option unless terminated by either party.  During the year ended December 31, 2012, Mr. Govatski elected to terminate his agreement in order to increase the cash available for development of the Company’s business activities. Compensation paid pursuant to the agreement included $21,000 in cash compensation and $20,000 in stock based compensation.

Subsequent to year end, the Company entered into a new employment agreement with Mr. Govatski whereby agreeing to annual compensation of $30,000 for a term of one year commencing on January 1, 2013. The agreement will automatically renew for one additional term unless terminated by either party.  The non-compete agreement has remained intact and becomes effective only in the event of termination by either party and will remain in effect for a period of one year.

NOTE K - SUBSEQUENT EVENTS

On January 13, 2013, the Board of Directors approved the issuance of 1,000,000 shares of the Company’s $0.001 par value common stock valued at $30,000 to each of two doctors for services related to the development of Net Medical Xpress Specialists during the years 2013, 2014 and 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two most recent fiscal years, there have been no disagreements with L.L. Bradford & Company, our independent auditor for the years ended December 31, 2012 and December 31, 2011, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.  CONTROLS AND PROCEDURES

307 - Disclosure controls and procedures:  As of December 31, 2012, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.  Disclosure controls and procedures are defined in Exchange Act Rule 15d-15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, such disclosure controls and procedures were not effective.

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

308(a)(3) - Evaluation of our internal control over financial reporting:  Pursuant to Rule 15d-15 of the Exchange Act, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012.   Based on this evaluation, our management, with the participation of our principal executive and principal financial officers, concluded that our internal control over financial reporting was not effective as of December 31, 2012.  Management has identified the following material weakness in our internal control over financial reporting:

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

308(c) - Changes in internal control over financial reporting:  Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the year ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers are set forth below. The directors hold office for a one-year term and until their successors are duly elected and qualified. The officers serve at the will of the board of directors, subject to the terms of their employment agreements.

Name	Age	Position	Director Since
Richard F. Govatski	68	Chairman, President and Chief Executive Officer	1999
Teresa B. Dickey	69	Director, Secretary & Treasurer	2002
John E. Handley	51	Director	2003
Frank A. Reidy	71	Director	2005

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

Set forth below is certain biographical information regarding our executive officers and directors:

RICHARD GOVATSKI has been our chairman, CEO, and President since 1996.  Mr. Govatski founded Net Medical Xpress Solutions in 1996 after he identified market inefficiencies in how intellectual property owners managed their image assets. Prior to Net Medical Xpress Solutions, Mr. Govatski spent 18 years in systems integration and publishing, both in sales management and software development. Mr. Govatski led the sales teams for Popular Electronics, Computer Shopper, Shutterbug, and MacWeek.   Later he sold numerous solutions for vendors, including Kodak, Apple Computer, and Sun Microsystems. Mr. Govatski also spent several years in systems development as President of Media Publishing Group and built graphic applications for companies including Ferrari Color, Time Magazine, New York Daily News, and Getty Images. He received a Bachelor of Science Degree in Communications from Butler University, located in Indianapolis, Indiana in 1968.

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

Board Meeting Attendance.

Our board held one meeting during 2012.  All directors attended the meeting, some in person and some by telephone.

Shareholder Communications.

We have not established any process for security holders to communicate with our board of directors.  Our stockholders are welcome to contact our directors and executive officers individually at any time, subject to the limitations of material non-public information pursuant to Regulation FD.

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

Name and Principal Position	Year	Salary	Stock Awards	Total ($)
Richard F. Govatski	2012	$21,000	$20,000	$41,000
President and Chief Executive Officer	2011	$60,000	$15,000	$75,000
	2010	$60,000	$15,000	$75,000
Teresa B. Dickey	2012	$21,000	$20,000	$41,000
Chief Financial Officer	2011	$60,000	$15,000	$75,000
	2010	$60,000	$15,000	$75,000

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option/Par Values

The following table sets forth certain information regarding stock options exercised during fiscal 2012 and held as of December 31, 2012, by Mr. Govatski.

Name	Shares acquired on exercise	Value realized	Number of securities underlying unexercised options at fiscal year-end Exercisable/Unexercisable	Value of unexercised in-the-money options at fiscal year-end (1) Exercisable/Unexercisable
Richard F. Govatski	-0-	N/A	3,500,000/0	$0/$0 (2)

(1) Value is based on the closing sale price of the Common Stock on December 31, 2012, the last trading day of fiscal 2012 ($0.03), less the applicable option exercise price.

(2) Of these options, 500,000 were exercisable at $0.044 per share and 3,000,000 were exercisable at $0.03 per share.

Employment Contracts

On January 1, 2010, we entered into an employment and non-compete agreement with Mr. Govatski to continue in the capacity of President and CEO for an original term ended December 31, 2012.  The agreement allowed for a one-year renewal option unless terminated by either party.  During the year ended December 31, 2012, Mr. Govatski elected to terminate his agreement in order to increase the cash available for development of the Company’s business activities. Compensation paid pursuant to the agreement included $21,000 in cash compensation and $20,000 in stock based compensation.

Subsequent to year end, we entered into a new employment agreement with Mr. Govatski whereby agreeing to annual compensation of $30,000 for a term of one year commencing on January 1, 2013. The agreement will automatically renew annually unless terminated by either party.  The non-compete agreement has remained intact and becomes effective only in the event of termination by either party and will remain in effect for a period of one year.

We do not have an employment agreement with Ms. Dickey.

Compensation of Directors

Name	Shares Awards	2012 Total
John Handley	$20,000	$20,000
Frank Reidy	$20,000	$20,000

Directors are permitted to receive fixed fees and other compensation for their services.  The Board of Directors has the authority to fix the compensation of directors.  During the year ended December 31, 2012, the Board awarded 1,000,000 shares of our common stock to each Director for services performed during the fiscal year ended December 31, 2012. No additional compensation was granted for services as Directors. During 2012, Mr. Govatski and Ms. Dickey agreed to forego compensation as directors and apply the shares originally received as director compensation toward their executive salaries for 2012.

Stock Option and Stock Issuance Plans

Plan	Year	Options Outstanding and Exercisable (#)	Option Expiration Date
Stock Incentive Plan	2005	500,000	March 2, 2015
Stock Incentive Plan	2006	12,000,000	October 17, 2016

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information about the common stock ownership by (i) each director and executive officer; and (ii) directors and executive officers as a group.  We do not know of any other person who owns more than five percent of our common stock.  The address of our Directors and Officers is our address.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)
Richard F. Govatski	22,664,043 (2)	14.44%
Teresa B. Dickey	8,175,510 (3)	5.21%
John Handley	9,983,170 (4)	6.36%
Frank Reidy	14,213,530 (5)	9.05%
Directors and Executive Officers as a Group (4 Persons)	55,036,253	35.06%

(1) All of the persons are believed to have sole voting and investment power over the shares of common stock listed or share voting and investment power with his or her spouse, except as otherwise provided.  Percentage is based on 156,987,310 shares outstanding as of March 7, 2013.  Percentage includes amounts which the listed beneficial owner has the right to acquire within sixty days.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We did not enter into any transactions with our directors and executive officers in 2012, other than service and employment-based transactions, and none are proposed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth amounts we have been billed with respect to 2012 and 2011 for certain services provided by our independent accountant.

Service	2012	2011
Audit	$29,000	$29,000
Review of unaudited financial statements	$7,000	$7,000
Audit-related fees	none	none
Tax compliance, tax advice and tax planning	none	none
All other services	none	none

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

Net Medical Xpress Solutions, Inc.

Date: March 22, 2013	/s/ Richard F. Govatski
Richard F. Govatski
President, Chief Executive Officer and Chairman of the
Board of Directors

Date: March 22, 2013	/s/ Teresa B. Dickey
Teresa B. Dickey, Director, Secretary, Treasurer and
Principal Financial Officer

Date: March 22, 2013	/s/ John Handley
John E. Handley, Director

Date: March 22, 2013	/s/ Frank A. Reidy
Frank A. Reidy, Director