Form 10-Q
period 2013-03-31
Net Medical Xpress Solutions, Inc.
filed 2013-05-15
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

COMMISSION FILE No. 333-30176

NET MEDICAL XPRESS SOLUTIONS, INC.

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

The number of shares outstanding of each of the issuer’s classes of common stock at May 14, 2013 was 156,987,310.

ITEM 1.  FINANCIAL STATEMENTS

Net Medical Xpress Solutions, Inc.

Consolidated Balance Sheets

(Rounded to the nearest thousand)

(Unaudited)

	March 31,	December 31,
	2013	2012
Assets

Current assets:
Cash and equivalents	$192,000	$109,000
Accounts receivable, net of allowance of $30,000	758,000	653,000
and $31,000, respectively
Inventory	10,000	5,000
Prepaid expenses and other assets	36,000	61,000
Total current assets	996,000	828,000

Furniture, equipment and improvements, net of accumulated	45,000	55,000
depreciation of $627,000 and $617,000, respectively
Security deposits	4,000	4,000

Total Assets	$1,045,000	$887,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$723,000	$632,000
Accrued expenses	75,000	85,000
Deferred revenue	8,000	8,000
Capital lease	3,000	3,000
Note payable - related party	45,000	45,000
Total current liabilities	854,000	773,000

Long-term liabilities
Notes payable - related party	2,000	2,000
Capital lease - long-term portion	-	1,000
Total long-term liabilities	2,000	3,000

Total liabilities	856,000	776,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized,
0 shares issued and outstanding as of 3/31/13	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 158,987,310 and 156,987,310 shares issued
and outstanding as of 3/31/13 and 12/31/12, respectively	159,000	157,000
Paid-in capital	15,412,000	15,354,000
Subscriptions payable	21,000	21,000
Deferred compensation	(115,000)	(80,000)
Accumulated deficit	(15,288,000)	(15,341,000)
Total stockholders' equity	189,000	111,000

Total Liabilities and Stockholders' Equity	$1,045,000	$887,000

The accompanying notes are an integral part of these financial statements.

Net Medical Xpress Solutions, Inc.

Consolidated Statements of Operations

(Rounded to the nearest thousand)

(Unaudited)

	For the three months ended
	March 31,
	2013	2012

Revenues
Net Medical Xpress Solutions	$129,000	$98,000
Net Medical Xpress Services	979,000	816,000
Net Medical Xpress Specialists	113,000	9,000
Gross revenues	1,221,000	923,000

Cost of services	916,000	717,000

Gross profit	305,000	206,000

Operating costs and expenses:
General and administrative	226,000	202,000
Depreciation and amortization	8,000	5,000
Research and development	16,000	20,000
Total operating costs and expenses	250,000	227,000

Net operating income (loss)	55,000	(21,000)

Other expense:
Interest expense	(2,000)	(2,000)
Total other expense	(2,000)	(2,000)

Net income (loss)	$53,000	$(23,000)

Income (loss) per share - basic	$0.00	$(0.00)

Weighted average number of common
shares outstanding - basic	157,087,310	154,042,192

Weighted average number of common
shares outstanding - fully diluted	161,837,682	154,042,192

The accompanying notes are an integral part of these financial statements.

Net Medical Xpress Solutions, Inc.

Consolidated Statements of Cash Flows

(Rounded to the nearest thousand)

(Unaudited)

	For the three months ended
	March 31,
	2013		2012
Cash flows from operating activities
Net income (loss)		$53,000	$(23,000)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Common stock issued for services		5,000	-
Common stock issued for services to board members and officers		20,000	20,000
Executive services donated		-	26,000
Depreciation and amortization		9,000	5,000
Depreciation and amortization allocated to cost of goods sold		1,000	2,000
Changes in operating assets and liabilities:
Accounts receivable		(105,000)	(92,000)
Inventory		(5,000)	-
Prepaid expenses and other assets		8,000	23,000
Accounts payable		91,000	(2,000)
Accrued expenses		7,000	31,000
Customer deposits		-	1,000
Deferred revenue		-	(14,000)
Net cash provided (used) by operating activities		84,000	(23,000)

Cash flows from investing activities
Acquisition of fixed assets		-	(5,000)
Net cash used by investing activities		-	(5,000)

Cash flows from financing activities
Repayment of principal under capital lease		(1,000)	(4,000)
Net proceeds from the issuance of common stock		-	45,000
Net cash (used) provided by financing activities		(1,000)	41,000

Net increase in cash equivalents		83,000	13,000
Cash equivalents - beginning		109,000	100,000
Cash equivalents - ending		$192,000	$113,000

Supplemental disclosures:
Interest paid	$		$2,000

Shares issued for deferred compensation		$-	$140,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2012 and notes thereto included in the Company's Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification:

Certain reclassifications have been made to conform the 2012 amounts to the 2013 classifications for comparative purposes.

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

Cash and cash equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At March 31, 2013, the Company had no cash and cash equivalents that exceeded federally insured limits.

Trade Accounts Receivable:

The Company extends unsecured credit to customers under normal trade agreements which generally require payment within 30 - 45 days. Accounts not paid within 15 days after their original due date are considered delinquent. Unless specified by the customer, payments are applied to the oldest unpaid invoice. Accounts receivable are presented at the amount billed.

The Company also estimates an allowance for doubtful accounts, which amounted to $30,000 and $31,000 at March 31, 2013 and December 31, 2012, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, for the three months ended March 31, 2013 and 2012 totaled $1,000 and $0, respectively.

Net Medical Xpress Solutions, Inc.

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

Long-Lived Assets:

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company determined that none of its long-term assets at March 31, 2013 or December 31, 2012 were impaired.

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

Net Medical Xpress Solutions, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation, continued:

During the three months ended March 31, 2013 and 2012, the Company recognized stock-based compensation expense totaling $20,000 and $20,000, from the issuance of a total of 0 and 8,000,000 shares of its common stock to officers, directors, and consultants (See Note E).

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

Gain (Loss) per Share:

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

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

Net Medical Xpress Solutions, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition, continued:

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

The Company follows the guidance in FASB ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with FASB ASC Topic 450.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract. March 31, 2013 and 2012, there were no custom software development arrangements in progress.

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

Advertising expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $0 and $0 for the years ended March 31, 2013 and 2012, respectively.

Net Medical Xpress Solutions, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED

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

NOTE C - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $15,288,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE D - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of March 31, 2013 consisted of the following:

March 31, 2013
Computers	$ 479,000
Furniture, fixtures and equipment	132,000
Automobiles	41,000
Leasehold improvements	20,000
672,000
Accumulated depreciation	(627,000)
$45,000

Depreciation expense for the three months ended March 31, 2013 and 2012 was $8,000 and $5,000, respectively.

Net Medical Xpress Solutions, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE E - CAPITAL TRANSACTIONS

Common stock:

During the three month period ended March 31, 2013, the Company effected the following stock transactions:

The Company issued a total of 2,000,000 shares of the Company’s $0.001 par value common stock to two neurologists in exchange for services for 2013, 2014 and 2015 valued at $60,000.  Accordingly, deferred compensation of $60,000 was recorded as of March 31, 2013. The Company expensed $5,000 during the three months ended March 31, 2013.

Warrants:

During the three month period ended March 31, 2013, there were no warrants issued and none were exercised.

There are no warrants outstanding as of March 31, 2013.

Stock options:

Stock options employees and directors - During the quarters ended March 31, 2013 and 2012, the Company made no grants of stock options to employees or directors.

Stock options non-employees and directors - During the quarters ended March 31, 2013 and 2012, the Company made no grants of stock options for services.

Exercise prices and weighted-average contractual lives of stock options outstanding as of March 31, 2013 and 2012, are as follows:

Options Outstanding				Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.03	9,500,000	3.6	$0.03	8,000,000	$0.03
$0.06	1,053,920	0.5	$0.06	1,053,920	$0.06

Summary of Options Granted and Outstanding:

	For the three months ended March 31, 2013
	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	10,553,920	$0.03
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding at end of period	10,553,920	$0.03

Net Medical Xpress Solutions, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE F - MAJOR CUSTOMERS

During the three months ended March 31, 2013 and 2012, two customers accounted for 35% or approximately $432,000 of the Company's revenue.

As of March 31, 2013, balances due from two customers comprised 36% or $280,000 of total accounts receivable.

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

Information related to the Company's reportable segments for the quarter ended March 31, 2013 is as follows:

	Solutions	Services	Specialists	TOTAL
Revenue	$ 129,000	$ 979,000	$ 113,000	$ 1,221,000

Cost of services	53,000	7620,000	101,000	916,000
General and administrative	115,000	60,000	51,000	226,000
Depreciation	2,000	6,000	-	8,000
Research and development	16,000	-	-	16,000

Operating income (loss)	$ (57,000)	$ 151,000	$ (39,000)	$ 55,000

Total assets	$ 247,000	$ 682,000	$ 116,000	$ 1,045,000

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

Segment’s operating income	$ 55,000
Other income (expense)	(2,000)
Consolidated net income	$ 53,000

NOTE H - COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring on April 30, 2014.  The Company also leases computer equipment with lease expiration dates ranging from November 2012 to March 2013, and office equipment with a lease expiration date of June 2014.

Future minimum lease payments as of March 31, 2013, are as follows:

Year	Amount
2013	$ 47,000
2014	$ 21,000

Net Medical Xpress Solutions, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE H - COMMITMENTS AND CONTINGENCIES (CONTINUED

Rent expense for the three months ended March 31, 2013 and 2012 amounted to $18,000 and $16,000, respectively.

Employment agreement:

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

During the three months ended March 31, 2013, the Company entered into a new employment agreement with Mr. Govatski whereby agreeing to annual compensation of $30,000 for a term of one year commencing on January 1, 2013. The agreement will automatically renew for one additional term unless terminated by either party.  The non-compete agreement has remained intact and becomes effective only in the event of termination by either party and will remain in effect for a period of one year.

NOTE I - SUBSEQUENT EVENTS

On April 25, 2013, the Board of Directors approved the issuance of 113,636 shares of the Company’s $0.001 par value common stock valued at $10,000 to a contractor in return for programming services.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

OVERVIEW

Our parent company, Net Medical Xpress Solutions, Inc., which we treat as a separate business segment or division, derives revenues from the development and marketing of proprietary internet technology-based software.  This division encompasses all revenues and costs from the software aspect of the business, including software usage, software hosting and maintenance, and custom programming (customization or modification to our core software products).  Software usage and hosting include our customers who use our proprietary XR-EXpress software to provide their own radiological services.  This division also occasionally derives revenue from scanning services and other services such as consulting, training and installation.

Our wholly-owned subsidiary, Telerad Service, Inc., operates under the trade names Net Medical Xpress Services and Net Medical Xpress Specialists, which we treat as separate divisions.

Our Net Medical Xpress Services division provides medical diagnostic reading services for radiologyand cardiology.  We currently employ seventy licensed radiologists and twenty licensed cardiologists in this division.  We use the same proprietary XR-EXpress software to provide these services that we offer to our own customers of our Net Medical Xpress Solutions division.

Our Net Medical Xpress Specialists division provides telemedicine services to hospitals and other medical facilities.  We currently employ fifteen credentialed specialists in the field of neurology in this division, which includes stroke assessment.  We facilitate real-time assessment of patients through a virtual examination via video conferencing, combined with our proprietary medical software.  Revenues and costs in this division also include sales of our proprietary package of equipment necessary for our medical facility customers to initiate their participation in our specialists program.

We believe gross profit is our key indicator of operating progress.  Our three operating divisions generated the following gross profit, rounded to the nearest 1,000, during the first three months of 2013:

	Solutions	Services	Specialists	TOTAL
Revenue	$ 129,000	$ 979,000	$ 113,000	$ 1,221,000
Direct costs	53,000	72,000	101,000	916,000
Gross profit	$ 76,000	$ 217,000	$ 12,000	$ 305,000
Percent	59%	22%	11%	25%

Net Medical Xpress Solutions’ gross profit was $76,000 during the first quarter of 2013, compared to $37,000 during the same period in 2012.  The majority of the direct costs in this division are staffing expenses, which have decreased during 2013 due to less emphasis on this business line and greater emphasis on developing and expanding our specialists program. We expect the percentage of gross profit this division contributes to total gross profit to stabilize at about fifty percent during 2013.

Net Medical Xpress Services’ gross profit was $217,000 during the first quarter of 2013, compared to $167,000 during the same period in 2012. Approximately eighty-one percent of the direct costs in this division are doctor fees, which are directly related to revenues.  Therefore, we expect this percentage to remain relatively stable during 2013.

Net Medical Xpress Specialists’ gross profit was $12,000 during the first quarter of 2013, compared to $2,000 during the same period in 2012.  We began this program during the first quarter of 2012.  Approximately thirty percent of the direct cost in this division consists of relatively fixed costs at this time.  The percentage of fixed costs should decrease as revenues increase over the next few years.  Approximately twenty-five percent of direct cost is hardware costs related to the sales of equipment necessary for new customers, which produces a very small gross profit.  As the revenues generated by established customers increases, these hardware costs should become less of a factor.  In general, we believe the gross profit percentage of this division will increase during 2013 as the revenues grow, while the fixed costs remain stable.

Our normal general and administrative expenses continue to be approximately $200,000 to $250,000 per quarter.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In accordance with the GAAP, our actual realized results may differ from management’s initial estimates as reported. A summary of our significant accounting policies is detailed in the notes to the financial statements, which are an integral component of this filing.

Revenue Recognition

With each sale of our enterprise-level products, the end user enters into a license agreement for which an initial license fee is paid. The license agreement also provides that in order to continue the license, the licensee must pay an annual software maintenance fee for which the licensee receives access to product upgrades and bug fixes or product patches. Software maintenance consists primarily of hosting and managing our customers’ data on our servers, as well as technical support programs for our products. Software usage comprises any charges for actual usage of our software.

Currently, software usage in our Net Medical Xpress Solutions division consists of fees for the use of our XR-EXpress medical software by our customers who use it to provide their own radiological reading services, billed as a fee for each report generated by the software for the customer.

Our software revenue recognition policies are in accordance with the ASC Topic 985, Software Revenue Recognition as amended.  Revenue is recognized when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred, (c) the fee is fixed or determinable, and (d) collectability is probable. We follow the guidance in ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require us to provide significant production, customization or modification to our core software. Revenue is generally recognized for such arrangements under the percentage of completion method. Amounts collected prior to satisfying the above revenue recognition criteria are included in deferred revenue.

We follow the guidance provided by SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements and SAB No. 104 Revenue Recognition which provide guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Revenue in our services and specialists divisions, software installation, training and consulting services is recognized when the services are rendered.

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

RESULTS OF OPERATIONS

Revenues:

For the Three Months Ended March 31,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$1,221,000	$923,000	$298,000	32.3%

These changes are a result of the following factors:

Net Medical Xpress Solutions

1.  Software usage fees:

For the Three Months Ended March 31,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$115,000	$85,000	$30,000	35.3%

The increase in software usage fees for the first quarter of 2013 as compared to the first quarter of 2012 is primarily due to increased volume of radiology reading reports generated for most of our existing customers using our XR-EXpress software to conduct their own businesses.

2.  Software hosting and maintenance:

For the Three Months Ended March 31,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$14,000	$11,000	$3,000	27.3%

This increase is due to the addition of one new XR-Express customer. Although we still have a few customers using our digital filing cabinet (DFC) product, the majority of our customers and all of our new customers are using our XR-EXpress software. We generally charge usage fees based on radiological reports generated using XR-EXpress, which includes storage of the reports for later access by the customers, rather than monthly hosting fees.  We may occasionally charge a monthly maintenance fee for new customers for the use of our XR-Express software.  Software maintenance now consists mainly of technical support for our medical software. We expect revenues in this category to stay relatively constant during 2013, as we continue to focus our efforts on growing our telemedicine business, particularly our specialists program.

3.  Other revenues:

For the Three Months Ended March 31,

	2013	2012	Increase (Decrease)	Percent Inc (Dec)
Custom programming	$0	$2,000	$(2,000)	(100.0)%

We performed one small custom programming project during the first quarter of 2012. We anticipate undertaking a few small and medium-sized projects that may generate a modest increase in revenues in this category during 2013. We continue to offer programming services for customer database integration, and for other projects for our existing and new customers.

Net Medical Xpress Services

1.  Radiological services:

For the Three Months Ended March 31,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$952,000	$804,000	$148,000	18.1%

Most of the increase in radiological services (approximately 85%) is due to increased volume of reads by existing customers.  The remainder is due to the net addition of new customers.

2.  Cardiological services:

For the Three Months Ended March 31,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$27,000	$12,000	$15,000	125.0%

The increase in cardiological services is due to increased volume of ready for existing customers.

Net Medical Xpress Specialists

1.  Specialists program services:

For the Three Months Ended March 31,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$64,000	$9,000	$55,000	611.1%

Our specialists program began operations during the first quarter of 2012 with a neurology/stroke assessment program at a regional hospital in New Mexico. We have added several new hospitals since that time, and are in the process of adding additional hospitals during 2013, as well as expanding the specialists program to include other medical specialties. Therefore, we anticipate that revenues in this division will continue to grow during 2013.

2.

Specialists program hardware sales:

For the Three Months Ended March 31,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$49,000	$0	$49,000	Not meaningful

The specialist program began operations during the first quarter of 2012, with the first hardware sales occurring during the second quarter of 2012. The specialist program hardware sales are sales of our proprietary package of third-party equipment required for a customer to begin using our specialist services.  We consider the specialist program to still be in in the startup phase. We expect hardware sales to increase as we add new customers, as well as expand the program to include other services during 2013.  Therefore, we anticipate that revenues in this division will continue to grow during 2013.  Hardware sales are typically a one-time event with each new customer.

Cost of services:

For the Three Months Ended March 31,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$916,000	$717,000	$199,000	27.8%

Approximately ninety percent of the costs of services for the first quarter of 2013 are direct costs related to the services and specialists divisions.  These costs consist of radiologist fees, cardiologist fees, neurologist fees, professional credentialing, customer support staff, professional liability insurance costs, and costs of hardware associated with the specialists program. The majority of these costs are directly related to revenues; as a result, they have increased as the services and specialists revenues have increased.

General and administrative expenses:

For the Three Months Ended March 31,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$226,000	$202,000	$24,000	11.9%

The increase in general and administrative expenses is primarily due to increased staffing costs needed to provide additional administrative support for the expanded medical services.

Depreciation:

For the Three Months Ended March 31,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$8,000	$5,000	$3,000	60.0%

The increase in depreciation expense is due to a one-time adjustment to the depreciation for capital leases.

Research and development costs:

For the Three Months Ended March 31,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$16,000	$20,000	$(4,000)	(20.0)%

The decrease is due to equipment purchases for the development of the specialists program during the first quarter of 2012.

During the first quarter of 2013, approximately seventy-five percent of our research and development costs were directly associated with staffing.  In the software industry, it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed. In addition, we are constantly developing new applications for our existing software. We anticipate research and development costs during 2013 will focus on the development and expansion of software and services for our specialists program.  As a result, these costs may increase slightly during the coming year.

Other income (expense):

For the Three Months Ended March 31,

	2013	2012	Increase (Decrease)	Percent Inc (Dec)
Interest expense	$2,000	$2,000	$0	0.0%

There was no significant change in the factors contributing to interest expense during the first quarter of 2013 as compared to the first quarter of 2012.

REPORTABLE SEGMENTS

We have identified our reportable segments based on separate lines of business. As described in the Overview section above, the parent company, Net Medical Xpress Solutions, treated as a seperate "division" or business segment, derives revenues from the development and marketing of proprietary internet technology-based software.   Our wholly-owned subsidiary, Telerad Service, Inc., operates under the trade names Net Medical Xpress Services and Net Medical Xpress Specialists, each treated as a seperate "division" or business segment. Net Medical Xpress Services provides medical diagnostic reading services.  Net Medical Xpress Specialists provides telemedicine services to remote hospitals and other medical entities.

Information related to the Company's reportable segments for the quarter ended March 31, 2013 is as follows:

	Solutions	Services	Specialists	TOTAL
Revenue	$ 129,000	$ 979,000	$ 113,000	$ 1,221,000

Cost of services	53,000	762,000	101,000	916,000
General and administrative	115,000	60,000	51,000	226,000
Depreciation	2,000	6,000	-	8,000
Research and development	16,000	-	-	16,000

Operating income (loss)	$ (57,000)	$ 151,000	$ (39,000)	$ 55,000

Total assets	$ 247,000	$ 682,000	$ 116,000	$ 1,045,000

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

Segment’s operating income	$ 55,000
Other income (expense)	(2,000)
Consolidated net income	$ 53,000

LIQUIDITY AND CAPITAL RESOURCES

“Liquidity” refers to our ability to generate adequate amounts of cash to meet our needs for cash.  We believe we will have adequate liquidity during the balance of 2013. As of March 31, 2013, cash and cash equivalents totaled $192,000, representing a $83,000 increase from December 31, 2012. This increase in available cash was due to the following factors during the period:

Operating activities:

For the Three Months Ended March 31,

2013	2012	Inc (Dec) in available cash
provided $84,000	used $23,000	$107,000

The increase in available cash from operations is mainly due to a combination of the following factors:

•

a $93,000 increase in available cash due to the net increase in accounts payable of $91,000 during the first quarter of 2013 as compared to a net decrease of $2,000 during the first quarter of 2012

•

a $76,000 increase in available cash due to net income of $53,000 during the first quarter of 2013 as compared to net loss of $23,000 during the first quarter of 2012

•

several small factors combined to net with the above factors, resulting in the $107,000 increase in available cash from operating activities during the first quarter of 2013

Investing activities:

For the Three Months Ended March 31,

2013	2012	Inc (Dec) in available cash
used $0	used $5,000	$5,000

We purchased $5,000 of computer equipment during the first quarter of 2012 as compared to no such purchases during the first quarter of 2013.

Financing activities:

For the Three Months Ended March 31,

2013	2012	Inc (Dec) in available cash
used $1,000	provided $41,000	$(42,000)

This decrease is primarily due to the exercise of options by management during the first quarter of 2012 resulting in increased available cash of $45,000 during the first quarter of 2012, as compared to only repayment of capital lease of $1,000 during the first quarter of 2013.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space, computer equipment and office equipment.

At March 31, 2013, we had a working capital surplus of $142,000 as opposed to a working capital surplus of $55,000 at the beginning of the period, an increase of $87,000.  Although we generated a net profit at the end of 2012, and we expect to increase that profit by the end of 2013, we may continue to sell equity securities and incur debt if needed to meet our operating needs during 2013.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.  CONTROLS AND PROCEDURES

307 - Disclosure controls and procedures:  As of March 31, 2013, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d-15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, such disclosure controls and procedures were not effective.  The primary reasons for management’s conclusions are that we did not have a plan in place for implementing controls and procedures and insufficient personnel to implement checks and balances.  We believe that we will not have sufficient funds available to develop a plan in the foreseeable future.  We do not anticipate that our business will need sufficient personnel in the foreseeable future that are needed to implement checks and balances.

308(b) - Changes in internal control over financial reporting:  Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect this control.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

Not applicable

ITEM 1A.  RISK FACTORS

Not applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about our unregistered sales of common stock during the three months ended March 31, 2013:

Class of Purchaser	Aggregate Number of Shares
Doctors (1)	2,000,000

(1)  We issued these shares in payment for services valued at $60,000.

We did not pay and to our knowledge no one acting on our behalf paid any commissions or other compensation with respect to the sales identified in the foregoing table.  We made the sale directly to each purchaser for the consideration stated in the table.  We did not receive cash proceeds directly from these sales, which reduced our cash expenses and increased our working capital as a result of using the stock to pay current obligations.  Each purchaser acknowledged the investment nature of the transaction and a legend was placed on each certificate, prohibiting public resale of the shares, except in compliance with Rule 144.  We believe each purchaser has either (a) such relationship with us or (b) such knowledge and experience in business and financial transactions that he or she is able to understand and evaluate the risks and merits of investment in our common stock.  We relied upon the exemption from the registration requirement of the Securities Act of 1933, as amended (the “Act”) provided in Section 4(2) of the Act and the rules and regulations thereunder, on grounds that these sales did not involve a public offering within the meaning of the Act.

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

NET MEDICAL XPRESS SOLUTIONS, INC.

Date: May 15, 2013	By /s/ Richard F. Govatski
Richard F. Govatski, President (Principal
Executive Officer)

Date: May 15, 2013	By /s/ Teresa B. Dickey
Teresa B. Dickey, Treasurer (Principal
Financial Officer)