Form 10-Q
period 2013-06-30
Net Medical Xpress Solutions, Inc.
filed 2013-08-08
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

COMMISSION FILE No. 333-30176

NET MEDICAL EXPRESS SOLUTIONS, INC.

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

The number of shares outstanding of each of the issuer’s classes of common stock at August 14, 2013 was 157,122,470

ITEM 1.  FINANCIAL STATEMENTS

Net Medical Xpress Services, Inc.
Consolidated Balance Sheets
(Rounded to the nearest thousand)

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets

Current assets:
Cash and equivalents	$184,000	$109,000
Accounts receivable, net of allowance of $30,000	742,000	653,000
and $31,000, respectively
Inventory	9,000	5,000
Prepaid expenses and other assets	164,000	61,000
Total current assets	1,099,000	828,000

Furniture, equipment and improvements, net of accumulated
depreciation of $632,000 and $627,000, respectively	44,000	55,000
Security deposits	4,000	4,000

Total Assets	$1,147,000	$887,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$642,000	$632,000
Accrued expenses	177,000	85,000
Deferred revenue	8,000	8,000
Capital lease	2,000	3,000
Notes payable - related party	46,000	45,000
Total current liabilities	875,000	773,000

Long-term liabilities
Notes payable - related party	2,000	2,000
Capital lease - long-term portion		1,000
Total long-term liabilities	2,000	3,000

Total liabilities	877,000	776,000

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 500,000 shares authorized,
0 shares issued and outstanding as of 6/30/13	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 160,322,471 and 156,987,310 shares issued
and outstanding as of 6/30/13 and 12/31/12, respectively	160,000	157,000
Paid-in capital	15,466,000	15,354,000
Subscriptions payable	21,000	21,000
Deferred compensation	(90,000)	(80,000)
Accumulated deficit	(15,287,000)	(15,341,000)
Total stockholders' equity	270,000	111,000

Total Liabilities and Stockholders' Equity	$1,147,000	$887,000

The accompanying notes are an integral part of these financial statements.

Net Medical Xpress Services, Inc.
Consolidated Statements of Operations
(Rounded to the nearest thousand)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues
Net Medical Xpress Solutions	$116,000	$112,000	$245,000	$210,000
Net Medical Xpress Services	973,000	819,000	1,952,000	1,635,000
Net Medical Xpress Specialists	117,000	29,000	230,000	38,000
Gross revenues	1,206,000	960,000	2,427,000	1,883,000

Cost of services	927,000	743,000	1,843,000	1,460,000

Gross profit	279,000	217,000	584,000	423,000

Operating costs and expenses:
General and administrative	225,000	206,000	451,000	408,000
Depreciation and amortization	4,000	4,000	12,000	9,000
Research and development	45,000	16,000	61,000	36,000
Total operating costs and expenses	274,000	226,000	524,000	453,000

Net operating income (loss)	5,000	(9,000)	60,000	(30,000)

Other income (expense):
Interest expense	(4,000)	(3,000)	(6,000)	(5,000)
Total other income (expense)	(4,000)	(3,000)	(6,000)	(5,000)

Net income (loss)	$1,000	$(12,000)	$54,000	$(35,000)

Income (loss) per share - fully diluted and basic	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of common
shares outstanding - fully diluted and basic	167,172,961	155,173,109	165,205,143	151,123,798

The accompanying notes are an integral part of these financial statements.

Net Medical Xpress Services, Inc.
Consolidated Statements of Cash Flows
(Rounded to the nearest thousand)
(Unaudited)

	For the six months ended
	June 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$54,000	$(35,000)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Common stock issued for services to board members and officers	40,000	40,000
Common stock issued for services	20,000	-
Executive services donated	-	35,000
Depreciation and amortization	15,000	10,000
Depreciation and amortization allocated to cost of goods sold	1,000	4,000
Changes in operating assets and liabilities:
Accounts receivable	(89,000)	(133,000)
Inventory	(4,000)	(15,000)
Prepaid expenses and other assets	76,000	45,000
Accounts payable	10,000	(33,000)
Accrued expenses	(87,000)	11,000
Customer deposits	-	9,000
Deferred revenue	-	(2,000)
Net cash provided (used) by operating activities	36,000	(64,000)

Cash flows from investing activities
Acquisition of fixed assets	(5,000)	(5,000)
Net cash used by investing activities	(5,000)	(5,000)

Cash flows from financing activities
Proceeds from notes payable - related party	1,000	25,000
Repayment of notes payable	-	(31,000)
Repayment of principal under capital lease	(2,000)	(7,000)
Net proceeds from the issuance of common stock for the exercise of options	45,000	45,000
Net cash provided by financing activities	44,000	32,000

Net increase (decrease) in cash equivalents	75,000	(37,000)
Cash equivalents - beginning	109,000	100,000
Cash equivalents - ending	$184,000	$63,000

Supplemental disclosures:
Interest paid	$4,000	$3,000

Insurance contracts financed	$179,000	$153,000

The accompanying notes are an integral part of these financial statements.

Net Medical Xpress Services, Inc.

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

Cash and Cash Equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At June 30, 2013, the Company did not have cash and equivalents that exceeded federally insured limits.

Trade Accounts Receivable:

The Company extends unsecured credit to customers under normal trade agreements which generally require payment within 30 - 45 days.  Accounts not paid within 15 days after their original due date are considered delinquent.  Unless specified by the customer, payments are applied to the oldest unpaid invoice.  Accounts receivable are presented at the amount billed.

Net Medical Xpress Services, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Trade Accounts Receivable, continued:

The Company also estimates an allowance for doubtful accounts, which amounted to $30,000 and $31,000 at June 30, 2013 and December 31, 2012, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, for the six months ended June 30, 2013 and 2012 totaled $1,000 and $0, respectively.

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

Long-Lived Assets:

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company determined that none of its long-term assets at June 30, 2013 or December 31, 2012 were impaired.

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

Net Medical Xpress Services, Inc.

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

During the six months ended June 30, 2013 and 2012, the Company recognized stock-based compensation expense totaling $40,000 and $40,000, from the issuance of a total of 0 and 8,000,000 shares of its common stock to officers, directors, and consultants (See Note E).

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

Earnings (Loss) per Share:

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

Net Medical Xpress Services, Inc.

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

The Company follows the guidance in FASB ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with FASB ASC Topic 450.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At June 30, 2013 and June 30, 2012, there were no custom software development arrangements in progress.

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

Net Medical Xpress Services, Inc.

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

Advertising Expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $0 and $0 for the six months ended June 30, 2013 and 2012, respectively.

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

Net Medical Xpress Services, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE D - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of June 30, 2013 consisted of the following:

Computers	483,000
Furniture, fixtures and equipment	132,000
Automobiles	41,000
Leasehold improvements	20,000
676,000
Accumulated depreciation	(632,000)
$ 44,000

Depreciation expense for the six months ended June 30, 2013 and 2012 was $12,000 and $9,000, respectively.

NOTE E – CAPITAL TRANSACTIONS

Common stock:

During the six month period ended June 30, 2013, the Company effected the following stock transactions:

The Company issued a total of 2,000,000 shares of the Company’s $0.001 par value common stock to two neurologists in exchange for services for 2013, 2014 and 2015 valued at $60,000.  Accordingly, deferred compensation of $60,000 was recorded as of June 30, 2013.  The Company expensed $10,000 during the six months ended June 30, 2013.

The Company issued a total of 1,500,000 shares of the Company’s $0.001 par value common stock to one director for the exercise of options valued at $45,000.

The Company issued a total of 135,160 shares of the Company’s $0.001 par value common stock to one contractor in return for services valued at $10,000.

Warrants:

During the six month period ended June 30, 2013, there were no warrants issued and none were exercised.

There are no warrants outstanding as of June 30, 2013.

Stock options:

Stock options employees and directors – During the quarters ended June 30, 2013 and 2012, the Company made no grants of stock options to employees or directors.

Stock options non-employees and directors – During the quarters ended June 30, 2013 and 2012, the Company made no grants of stock options for services.

Net Medical Xpress Services, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE E – CAPITAL TRANSACTIONS (CONTINUED)

Exercise prices and weighted-average contractual lives of stock options outstanding as of June 30, 2013, are as follows:

Options Outstanding				Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.03	9,500,000	3.4	$0.03	9,500,000	$0.03
$0.06	1,053,920	0.2	$0.06	1,053,920	$0.06

Summary of Options Granted and Outstanding:

	For the six months ended June 30,
	2013
	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	10,553,920	$0.03
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding at end of period	10,553,920	$0.03

NOTE F - MAJOR CUSTOMERS

During the six month period ended June 30, 2013, two customers accounted for 35% or approximately $843,000 of the Company's revenue.

As of June 30, 2013, balances due from two customers comprised 35% or approximately $273,000 of total accounts receivable.

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

Net Medical Xpress Services, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE G - REPORTABLE SEGMENTS (CONTINUED)

Information related to the Company's reportable segments for the quarter ended June 30, 2013 is as follows:

	Solutions	Services	Specialists	TOTAL
Revenue	$ 115,000	$ 1,009,000	$ 82,000	$ 1,206,000

Cost of services	72,000	752,000	103,000	927,000
General and administrative	64,000	100,000	61,000	225,000
Depreciation	2,000	2,000	-	4,000
Research and development	8,000	-	37,000	45,000

Operating income (loss)	$ (31,000)	$ 155,000	$ (119,000)	$ 5,000

Information related to the Company's reportable segments for the six months ended June 30, 2013 is as follows:

	Solutions	Services	Specialists	TOTAL
Revenue	$ 245,000	$ 1,952,000	$ 230,000	$ 2,427,000

Cost of services	124,000	1,515,000	204,000	1,843,000
General and administrative	180,000	160,000	111,000	451,000
Depreciation	4,000	8,000	-	12,000
Research and development	24,000	-	37,000	61,000

Operating income (loss)	$ (87,000)	$ 269,000	$ (122,000)	$ 60,000

Total assets	$ 315,000	$ 608,000	$ 224,000	$ 1,147,000

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

Segment’s operating income	$ 60,000
Other income (expense)	(6,000)
Consolidated net income	$ 54,000

NOTE H – COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring on April 30, 2014.  The Company also leases computer equipment with lease expiration dates ranging from November 2012 to March 2013, and office equipment with a lease expiration date of June 2014.  Future minimum lease payments as of June 30, 2013, are as follows:

Year	Amount
2013	$31,000
2014	$21,000

Net Medical Xpress Services, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE H – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Rent expense for the six months ended June 30, 2013 and 2012 amounted to $37,000 and $32,000, respectively.

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

During the six months ended June 30, 2013, the Company entered into a new employment agreement with Mr. Govatski whereby agreeing to annual compensation of $30,000 for a term of one year commencing on January 1, 2013. The agreement will automatically renew for one additional term unless terminated by either party.  The non-compete agreement has remained intact and becomes effective only in the event of termination by either party and will remain in effect for a period of one year.

NOTE I – SUBSEQUENT EVENTS

On July 1, 2013, the Company agreed to purchase MedTel Solutions, LLC, an Alabama limited liability company that provides medical recruiting and staffing services.  The Company agreed to issue 3,000,000 shares upon completion of the purchase agreement, with additional shares to be issued as outlined in the agreement based upon performance goals during the next three years.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

OVERVIEW

We operate our business in three divisions.

Our Net Medical Xpress Solutions derives revenues from the development and marketing of proprietary internet technology-based software.  This division encompasses all revenues and costs from the software aspect of the business, including software usage, software hosting and maintenance, and custom programming (customization or modification to our core software products).  Software usage and hosting include our customers who use our proprietary XR-EXpress software to provide their own radiological services.  This division also occasionally derives revenue from scanning services and other services such as consulting, training and installation.

Our Net Medical Xpress Services division provides medical diagnostic reading services for radiology and cardiology.  We currently employ seventy licensed radiologists and twenty licensed cardiologists in this division.  We use the same proprietary XR-EXpress software to provide these services that we offer to our own customers of our Net Medical Xpress Solutions division.

Our Net Medical Xpress Specialists division provides telemedicine services to hospitals and other medical facilities.  We currently employ fifteen credentialed specialists in the field of neurology in this division, which includes stroke assessment.  We facilitate real-time assessment of patients through a virtual examination via video conferencing, combined with our proprietary medical software.  In addition to stroke assessments, we performed our first behavioral medicine consultations during the second quarter of 2013.  Revenues and costs in this division also include sales of our proprietary package of equipment necessary for our medical facility customers to initiate their participation in our specialists program.

We believe gross profit is our key indicator of operating progress.  Our three operating divisions generated the following gross profit, rounded to the nearest 1,000, during the first six months of 2013:

	Solutions	Services	Specialists	TOTAL
Revenue	$ 245,000	$ 1,952,000	$ 230,000	$ 2,427,000

Direct costs	124,000	1,515,000	204,000	1,843,000

Gross profit	$ 121,000	$ 437,000	$ 26,000	$584,000

Percent	49%	22%	11%	24%

Net Medical Xpress Solutions’ gross profit was $121,000 and 49% of total gross profit during the first six months of 2013, compared to $84,000 and 40% of total gross profit during the same period in 2012.  The majority of the direct costs in this division are staffing expenses, which have decreased during 2013 due to less emphasis on this business line and greater emphasis on developing and expanding our specialists program. We expect the percentage of gross profit this division contributes to total gross profit to stabilize at about fifty percent during 2013.

Net Medical Xpress Services’ gross profit was $437,000 and 22% of total gross profit during the first six months of 2013, compared to $336,000 and 21% of total gross profit during the same period in 2012.  Approximately 81% of the direct costs in this division are doctor fees, which are directly related to revenues.  The gross profit percentage may change slightly as the mix of services changes.  We expect this percentage to remain relatively stable during 2013.

Net Medical Xpress Specialists’ gross profit was $26,000 and 11% of total gross profit during the first six months of 2013, compared to $3,000 and 8% of total gross profit during the same period in 2012.  Approximately 30% of the direct cost in this division consists of relatively fixed costs at this time.  The percentage of fixed costs should decrease as revenues increase over the next few years.  Approximately 25% of direct costs currently are hardware costs related to the sales of equipment necessary for new customers, which produces a very small gross profit.  As the revenues generated by established customers increases, these hardware costs should become less of a factor.  In general, we believe the gross profit percentage of this division will increase during 2013 as the revenues grow, while the fixed costs remain stable.

Our normal general and administrative expenses continue to be approximately $200,000 to $250,000 per quarter.

RESULTS OF OPERATIONS

TOTAL REVENUES:

For the Three Months Ended June 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$1,206,000	$960,000	$246,000	25.6%

For the Six Months Ended June 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$2,427,000	$1,883,000	$544,000	28.9%

These changes are a result of the following factors:

Net Medical Xpress Solutions Revenues

1.  Software usage fees:

For the Three Months Ended June 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$102,000	$90,000	$12,000	13.3%

For the Six Months Ended June 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$217,000	$175,000	$42,000	24.0%

The increase in software usage fees both for the three months and six months ended June 30, 2013 as compared to the same periods in 2012 is primarily due to the increased volume of radiology reports generated for our existing customers, coupled with a slight increase in number of customers.  These customers are using our XR-EXpress software to conduct their own businesses.

2.  Software hosting and maintenance:

For the Three Months Ended June 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$13,000	$11,000	$2,000	18.2%

For the Six Months Ended June 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$27,000	$22,000	$5,000	22.7%

This increase is mainly due to the addition of maintenance fees for one new XR-Express customer.   Although we still have a few customers using our digital filing cabinet (DFC) product, the majority of our customers and all of our new customers are using our XR-EXpress software. We generally charge usage fees based on radiological reports generated using XR-EXpress, which includes storage of the reports for later access by the customers, rather than monthly hosting fees.  We may occasionally charge a monthly maintenance fee for new customers for the use of our XR-Express software.  Software maintenance now consists mainly of technical support for our medical software.   We expect revenues in this category to stay relatively constant during 2013, as we continue to focus our efforts on growing our telemedicine business, particularly our specialists program.

3.  Other revenues:

For the Three Months Ended June 30,

	2013	2012	Increase (Decrease)	Percent Inc (Dec)
Custom programming	$0	$11,000	$(11,000)	(100.0)%
Bandwidth	$1,000	$0	$1,000	100.0%

For the Six Months Ended June 30,

	2013	2012	Increase (Decrease)	Percent Inc (Dec)
Custom programming	$0	$13,000	$(13,000)	(100.0)%
Bandwidth	$1,000	$0	$1,000	100.0%

We performed one small custom programming project during the first quarter of 2012.  We anticipate undertaking a few small and medium-sized projects that may generate a modest increase in revenues in this category during 2013. We continue to offer programming services for customer database integration, and for other projects for our existing and new customers.

The bandwidth service is a charge for internet access for one customer.  We do not anticipate that this service will be a major revenue generator for us in the future.

Net Medical Xpress Services Revenues

1.  Radiological services:

For the Three Months Ended June 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$940,000	$798,000	$142,000	17.8%

For the Six Months Ended June 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$1,892,000	$1,602,000	$290,000	18.1%

Most of the increase in radiological services (approximately 88%) is due to increased volume of reads by existing customers.  The remainder is due to the net addition of new customers.

2.  Cardiological services:

For the Three Months Ended June 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$33,000	$21,000	$12,000	57.1%

For the Six Months Ended June 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$60,000	$33,000	$27,000	81.8%

The increase in cardiological services is due to increased volume of reads for existing customers.

Net Medical Xpress Specialists Revenues

1.  Neurological services:

For the Three Months Ended June 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$81,000	$13,000	$55,000	611.1%

For the Six Months Ended June 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$145,000	$22,000	$55,000	611.1%

Our specialists program began operations during the first quarter of 2012 with a neurology/stroke assessment program at a regional hospital in New Mexico. We have added several new hospitals since that time, and are in the process of adding additional hospitals during 2013.  Therefore, we anticipate that revenues in this division will continue to grow during 2013.

2.  Behavioral medicine services:

For the Three Months Ended June 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$1,000	$0	$1,000	Not meaningful

For the Six Months Ended June 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$1,000	$0	$1,000	Not meaningful

We began providing behavioral medicine consults during the second quarter of 2013.

3.  Specialists program hardware sales:

For the Three Months Ended June 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$35,000	$16,000	$49,000	Not meaningful

For the Six Months Ended June 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$84,000	$16,000	$49,000	Not meaningful

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

COST OF SERVICES:

For the Three Months Ended June 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$927,000	$743,000	$184,000	24.8%

For the Six Months Ended June 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$1,843,000	$1,460,000	$383,000	26.2%

Approximately eighty percent of the costs of services for the first three months and six months of 2013 are direct costs related to the services and specialists divisions.  These costs consist of radiologist fees, cardiologist fees, neurologist fees, behavioral medicine doctor fees, professional credentialing, professional licenses, professional liability insurance costs, and costs of hardware associated with the specialists program. The majority of these costs are directly related to revenues; as a result, they have increased as the services and specialists revenues have increased.

GENERAL AND ADMINISTRATIVE EXPENSES:

For the Three Months Ended June 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$225,000	$206,000	$19,000	9.2%

For the Six Months Ended June 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$451,000	$408,000	$43,000	10.5%

The increase in general and administrative expenses is primarily due to increased staffing costs needed to provide additional administrative support for the expanded medical services.

RESEARCH AND DEVELOPMENT COSTS:

For the Three Months Ended June 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$45,000	$16,000	$29,000	181.3%

For the Six Months Ended June 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$61,000	$36,000	$25,000	69.4%

The increase in research and development costs for the second quarter of 2013 compared to the second quarter of 2012 is due to increased programming costs to continue the development and expansion of the specialists program.

During the first six months of 2013, approximately 90% of our research and development costs were a direct result of staffing.  In the software industry, it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software.  We anticipate research and development costs during 2013 will continue to focus on the development and expansion of software and services for our specialists program.  As a result, these costs may remain somewhat higher than usual during the coming year.

DEPRECIATION:

For the Three Months Ended June 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$4,000	$4,000	$0	0.0%

For the Six Months Ended June 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$12,000	$9,000	$3,000	33.3%

The increase in depreciation expense is due to a one-time adjustment to the depreciation for capital leases.

OTHER EXPENSE:

For the Three Months Ended June 30,

	2013	2012	Increase (Decrease)	Percent Inc (Dec)
Interest expense	$4,000	$3,000	$1,000	33.3%

For the Six Months Ended June 30,

	2013	2012	Increase (Decrease)	Percent Inc (Dec)
Interest expense	$6,000	$5,000	$2,000	40.0%

There was no significant change in the factors contributing to interest expense during the first six months of 2013 as compared to the first six months of 2012.

REPORTABLE SEGMENTS

We have identified our reportable segments based on separate lines of business, as described in the Overview section above.  Net Medical Xpress Solutions derives revenues from the development and marketing of proprietary internet technology-based software.     Net Medical Xpress Services provides medical diagnostic reading services.  Net Medical Xpress Specialists provides telemedicine services to remote hospitals and other medical entities.

Information about our reportable segments for the quarter ended June 30, 2013 is as follows:

	Solutions	Services	Specialists	TOTAL
Revenue	$ 115,000	$ 1,009,000	$ 82,000	$ 1,206,000

Cost of services	72,000	752,000	103,000	927,000
General and administrative	64,000	100,000	61,000	225,000
Depreciation	2,000	2,000	-	4,000
Research and development	8,000	-	37,000	45,000

Operating income (loss)	$ (31,000)	$ 155,000	$ (119,000)	$ 5,000

Information about our reportable segments for the six months ended June 30, 2013 is as follows:

	Solutions	Services	Specialists	TOTAL
Revenue	$ 245,000	$ 1,952,000	$ 230,000	$ 2,427,000

Cost of services	124,000	1,515,000	204,000	1,843,000
General and administrative	180,000	160,000	111,000	451,000
Depreciation	4,000	8,000	-	12,000
Research and development	24,000	-	37,000	61,000

Operating income (loss)	$ (87,000)	$ 269,000	$ (122,000)	$ 60,000

Total assets	$ 312,000	$ 608,000	$ 224,000	$ 1,144,000

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

Segment’s operating income	$ 60,000
Other income (expense)	(6,000)
Consolidated net income	$ 54,000

LIQUIDITY AND CAPITAL RESOURCES

“Liquidity” refers to our ability to generate adequate amounts of cash to meet our needs for cash.  We believe we will have adequate liquidity during the balance of 2013.  As of June 30, 2013, cash and cash equivalents totaled $184,000, representing a $75,000 increase from December 31, 2012. This increase in available cash was due to the following factors during the period:

Operating activities:

For the Six Months Ended June 30,

2013	2012	Inc (Dec) in available cash
provided $36,000	used $64,000	$100,000

The increase in available cash from operations is mainly due to a combination of the following factors:

•

a $55,000 decrease in available cash due to the net decrease in accounts payable and accrued expenses of $77,000 during the first six months of 2013 as compared to a net decrease of $22,000 during the first six months of 2012.  The changes in accounts payable are mainly due to changes in doctors’ fees that vary with revenues throughout the year.  The changes in accrued expenses are mainly due to variances in insurance contracts throughout the year.

•

a $86,000 increase in available cash due to net income of $51,000 during the first six months of 2013 as compared to net loss of $35,000 during the first quarter of 2012.

•

a $44,000 increase in available cash due to the net increase in accounts receivable of $89,000 during the first six months of 2013 as compared to a net increase in accounts receivable of $133,000 during the first six months of 2012.  The changes in accounts receivable are mainly due to changes in revenues throughout the year.

•

a $34,000 increase in available cash due to the net decrease in prepaid expenses of $79,000 during the first six months of 2013 as compared to a net decrease of $45,000 during the first six months of 2012.  The changes in prepaid expenses are mainly the result of variances in insurance contracts throughout the year.

•

several small factors combined to net with the above factors, resulting in the $100,000 increase in available cash from operating activities during the first six months of 2013.

Investing activities:

For the Six Months Ended June 30,

2013	2012	Inc (Dec) in available cash
used $5,000	used $5,000	$0

We purchased $5,000 of computer equipment during the first quarter of 2012 and during the second quarter of 2013.

Financing activities:

For the Six Months Ended June 30,

2013	2012	Inc (Dec) in available cash
provided $44,000	provided $32,000	$12,000

The changes in financing activities are primarily due to the proceeds from a note payable and the repayment of a note payable during the first six months of 2012.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space, computer equipment and office equipment.

At June 30, 2013, we had a working capital surplus of $221,000 as opposed to a working capital surplus of $55,000 at the beginning of the period, an increase of $166,000.  Although we generated a net profit at the end of 2012, and we expect to increase that profit by the end of 2013, we may continue to sell equity securities and incur debt if needed to meet our operating needs during 2013.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  In accordance with GAAP, our actual realized results may differ from management’s initial estimates as reported.  A summary of our significant accounting policies is detailed in the notes to the financial statements, which are an integral component of this filing.

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

Currently, software usage in our Net Medical Xpress Solutions division consists of fees for the use of our XR-EXpress medical software by our customers who use it to provide their own radiological reading services, billed as a fee for each report generated by our software for the customer.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.  CONTROLS AND PROCEDURES

307 - Disclosure controls and procedures:  As of June 30, 2013, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, such disclosure controls and procedures were not effective.  The primary reasons for management’s conclusions are that we did not have a plan in place for implementing controls and procedures and insufficient personnel to implement checks and balances.  We believe that we will not have sufficient funds available to develop a plan in the foreseeable future.  We do not anticipate that our business will need sufficient personnel in the foreseeable future that are needed to implement checks and balances.

308(b) - Changes in internal control over financial reporting:  Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect this control.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

Not applicable

ITEM 1A.  RISK FACTORS

Not applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about our unregistered sales of common stock during the six months ended June 30, 2013:

Class of Purchaser	Aggregate Number of Shares
Doctors (1)	2,000,000
Directors (2)	1,500,000
Contractors (3)	135,160

(1)

We issued these shares in payment for services valued at $60,000.

(2)

We issued these shares in payment for the exercise of options valued at $45,000.

(3)

We issued these shares in payment for services valued at $10,000.

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

NET MEDICAL XPRESS SOLUTIONS, INC.

Date: August 7, 2013	By /s/ Richard F. Govatski
Richard F. Govatski, President (Principal
Executive Officer)

Date: August 7, 2013	By /s/ Teresa B. Dickey
Teresa B. Dickey, Treasurer (Principal
Financial Officer)