Form 10-Q
period 2013-09-30
Net Medical Xpress Solutions, Inc.
filed 2013-11-14
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of each of the issuer’s classes of common stock at November 14, 2013 was 157,122,470

USE OF PRONOUNS AND OTHER WORDS

The pronouns “we”, “us”, “our” and the equivalent used in this annual report mean Net Medical Xpress Solutions, Inc. and consolidated subsidiaries. In the notes to our financial statements, the “Company” means Net Medical Xpress Solutions, Inc. and consolidated subsidiaries.  The pronoun “you” means the reader of this quarterly report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This quarterly report on Form 10-Q, other reports we have file and will file pursuant to Section 15(d) of the Securities Exchange Act of 1934 and press releases we have issued and will issue will have contained and will contain, as the case may be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, We use words such as “anticipate”, “assumption”, ” believe”, “could”, “estimate”, “expect”, “forecast”, “intend”, “may”, “objective”, “outlook”, “plan” and “plans”, “potential”, “predict”, project” and “projection”, “seek”, “should”, “will continue”, “will result” and “would”, or other such words, whether nouns or pronouns and verbs or adverbs in the future tense and words and phrases that convey similar meaning and uncertainty of and information about future events or outcomes and statements about performance that is not an historical fact to identify these forward-looking statements.   Such words and statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

There are a number of important factors beyond our control that could cause actual results to differ materially from the results anticipated by these forward-looking statements.  While we make these forward-looking statements based our beliefs and on various factors and using numerous assumptions using information available at the time we make these statements.  Forward-looking statements (i) are neither predictions nor guaranties of future events or circumstances, and (ii) the assumptions, beliefs, expectations, forecasts and projections about future events may differ materially from actual results.  You have no assurance the factors and assumptions we have used as a basis for forward-looking statements will prove to be materially accurate when the events they anticipate actually occur in the future; and, you should not place undue reliance on any such forward-looking statements.  We undertake no obligation to publicly update any forward-looking statement to reflect developments occurring after the date of this annual report or after the date of any previous or subsequent report or any press release after publication.

ITEM 1.  FINANCIAL STATEMENTS

Net Medical Xpress Solutions, Inc.
Consolidated Balance Sheets
(Rounded to the nearest thousand)

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets

Current assets:
Cash and equivalents	$413,000	$109,000
Accounts receivable, net of allowance of $30,000	639,000	653,000
and $31,000, respectively
Inventory	12,000	5,000
Prepaid expenses and other assets	118,000	61,000
Total current assets	1,182,000	828,000

Furniture, equipment and improvements, net of accumulated
depreciation of $638,000 and $627,000, respectively	42,000	55,000
Security deposits	4,000	4,000
Goodwill	239,000	-

Total Assets	$1,467,000	$887,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$676,000	$632,000
Accrued expenses	151,000	85,000
Deferred revenue	7,000	8,000
Capital lease	2,000	3,000
Notes payable - related party	47,000	45,000
Total current liabilities	883,000	773,000

Long-term liabilities
Notes payable - related party	2,000	2,000
Capital lease - long-term portion	-	1,000
Total long-term liabilities	2,000	3,000

Total liabilities	885,000	776,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized, 0 shares
issued and outstanding as of 9/30/13 and 12/31/12, respectively	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 160,322,471 and 156,987,310 shares issued
and outstanding as of 9/30/13 and 12/31/12, respectively	160,000	157,000
Paid-in capital	15,466,000	15,354,000
Subscriptions payable	296,000	21,000
Deferred compensation	(65,000)	(80,000)
Accumulated deficit	(15,275,000)	(15,341,000)
Total stockholders' equity	582,000	111,000

Total Liabilities and Stockholders' Equity	$1,467,000	$887,000

The accompanying notes are an integral part of these financial statements.

Net Medical Xpress Solutions, Inc.
Consolidated Statements of Operations
(Rounded to the nearest thousand)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues
Net Medical Xpress Solutions	$99,000	$106,000	$344,000	$315,000
Net Medical Xpress Services	911,000	826,000	2,863,000	2,462,000
Net Medical Xpress Specialists	118,000	32,000	348,000	70,000
Net Medical Xpress Staffing	101,000	-	101,000	-
Gross revenues	1,229,000	964,000	3,656,000	2,847,000

Cost of services	909,000	727,000	2,752,000	2,187,000

Gross profit	320,000	237,000	904,000	660,000

Operating costs and expenses:
General and administrative	256,000	226,000	707,000	633,000
Depreciation and amortization	4,000	5,000	16,000	14,000
Research and development	45,000	15,000	106,000	52,000
Bad debt expense	-	6,000	-	6,000
Total operating costs and expenses	305,000	252,000	829,000	705,000

Net operating income (loss)	15,000	(15,000)	75,000	(45,000)

Other income (expense):
Interest expense	(3,000)	(4,000)	(9,000)	(9,000)
Total other income (expense)	(3,000)	(4,000)	(9,000)	(9,000)

Net income (loss)	$12,000	$(19,000)	$66,000	$(54,000)

Income (loss) per share - fully diluted and basic	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of common
shares outstanding - fully diluted and basic	164,708,016	156,987,310	163,793,822	153,126,145

The accompanying notes are an integral part of these financial statements.

Net Medical Xpress Solutions, Inc.
Consolidated Statements of Cash Flows
(Rounded to the nearest thousand)
(Unaudited)

	For the nine months ended
	September 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$66,000	$(54,000)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Common stock issued for services to board members and officers	60,000	60,000
Common stock issued for services	25,000	-
Executive services donated	-	51,000
Depreciation and amortization	19,000	15,000
Depreciation and amortization allocated to cost of goods sold	2,000	6,000
Changes in operating assets and liabilities:
Accounts receivable	14,000	(117,000)
Inventory	(7,000)	(7,000)
Prepaid expenses and other assets	122,000	87,000
Accounts payable	44,000	19,000
Accrued expenses	(113,000)	42,000
Customer deposits	-	(3,000)
Deferred revenue	(1,000)	(3,000)
Net cash provided by operating activities	231,000	96,000

Cash flows from investing activities
Acquisition of fixed assets	(8,000)	(7,000)
Net cash used by investing activities	(8,000)	(7,000)

Cash flows from financing activities
Proceeds from notes payable - related party	2,000	44,000
Repayment of notes payable	-	(85,000)
Repayment of principal under capital lease	(2,000)	(10,000)
Net proceeds from the issuance of common stock for the exercise of options	45,000	45,000
Working capital received from MedTel Solutions, LLC transaction	36,000	-
Net cash provided by (used in) financing activities	81,000	(6,000)

Net increase in cash equivalents	304,000	83,000
Cash equivalents - beginning	109,000	100,000
Cash equivalents - ending	$413,000	$183,000

Supplemental disclosures:
Interest paid	$7,000	$9,000

Insurance contracts financed	$179,000	$153,000

Supplemental disclosure of noncash investing and financing
activities related to MedTel Solutions, LLC transaction:
Acquisition of goodwill through issuance of commons stock	$239,000	$-

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

Cash and Cash Equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At September 30, 2013, the Company did not have cash and equivalents that exceeded federally insured limits.

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

Net Medical Xpress Services, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Trade Accounts Receivable, continued:

The Company also estimates an allowance for doubtful accounts, which amounted to $30,000 and $31,000 at September 30, 2013 and December 31, 2012, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, for the nine months ended September 30, 2013 and 2012 totaled $0 and $6,000, respectively.

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

Long-Lived Assets:

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company determined that none of its long-term assets at September 30, 2013 or December 31, 2012 were impaired.

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

During the nine months ended September 30, 2013 and 2012, the Company recognized stock-based compensation expense totaling $60,000 and $60,000, from the issuance of a total of 0 and 8,000,000 shares of its common stock to officers, directors, and consultants (See Note E).

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

The Company follows the guidance in FASB ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with FASB ASC Topic 450.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At September 30, 2013 and 2012, there were no custom software development arrangements in progress.

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

Advertising Expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $0 and $0 for the nine months ended September 30, 2013 and 2012, respectively.

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

NOTE C - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $15,275,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Net Medical Xpress Services, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE D - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of September 30, 2013 consisted of the following:

Computers	483,000
Furniture, fixtures and equipment	136,000
Automobiles	41,000
Leasehold improvements	20,000
680,000
Accumulated depreciation	(638,000)
$ 42,000

Depreciation expense for the nine months ended September 30, 2013 and 2012 was $16,000 and $14,000, respectively.

NOTE E - GOODWILL

On July 1, 2013, the Company completed its merger with MedTel Solutions, LLC (“MedTel”), an Alabama limited liability company, in accordance with its Merger Agreement dated June 28, 2013.  MedTel was organized on June 13, 2012 for the purpose of engaging in and is now engaged in the business of providing licensed medical practitioners to perform services via telemedicine.  Pursuant to the agreement, the Company authorized the issuance of 3,000,000 shares of its common stock in exchange for 100% of the outstanding membership interests of MedTel. The fair value of the consideration given up totaled $275,000 of which $36,000 has been allocated to the fair value of net identifiable assets and the remaining $239,000 to goodwill.

In accordance with FASB ASC 350, “Intangibles - Goodwill and Other,” the Company performs goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. As of September 30, 2013, there is no impairment of goodwill.

As of September 30, 2013, the 3,000,000 shares to MedTel, were unissued and are recorded as stock payable in the amount of $275,000.

In connection with the merger, the Company also entered two employment agreements to the former holders of MedTel membership interests. Each agreement provides for bonus compensation of 2,000,000 shares of common stock to be earned equally upon attainment of quarterly sales and profitability goals.

Net Medical Xpress Services, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE F - CAPITAL TRANSACTIONS

Common stock:

During the nine-month period ended September 30, 2013, the Company effected the following stock transactions:

The Company issued a total of 2,000,000 shares of the Company’s $0.001 par value common stock to two neurologists in exchange for services for 2013, 2014 and 2015 valued at $60,000.  Accordingly, deferred compensation of $60,000 was recorded as of September 30, 2013.  The Company expensed $15,000 during the nine months ended September 30, 2013.

The Company issued a total of 1,500,000 shares of the Company’s $0.001 par value common stock to one director for the exercise of options valued at $45,000.

The Company issued a total of 135,160 shares of the Company’s $0.001 par value common stock to one contractor in return for services valued at $10,000.

Warrants:

During the nine-month period ended September 30, 2013, there were no warrants issued and none were exercised.

There are no warrants outstanding as of September 30, 2013.

Stock options:

Stock options employees and directors - During the quarters ended September 30, 2013 and 2012, the Company made no grants of stock options to employees or directors.

Stock options non-employees and directors - During the quarters ended September 30, 2013 and 2012, the Company made no grants of stock options for services.

Exercise prices and weighted-average contractual lives of stock options outstanding as of September 30, 2013, are as follows:

Options Outstanding				Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.03	7,500,000	3.1	$0.03	7,500,000	$0.03
$0.044	500,000	3.7	$0.044	500,000	$0.044

Net Medical Xpress Services, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

Summary of Options Granted and Outstanding:

	For the nine months ended September 30,
	2013
	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	10,553,920	$0.03
Granted	-	-
Cancelled	(1,053,920)	-
Exercised	1,500,000	-
Outstanding at end of period	8,000,000	$0.03

NOTE G - MAJOR CUSTOMERS

During the nine-month period ended September 30, 2013, two customers accounted for 32% or approximately $1,189,000 of the Company's revenue.

As of September 30, 2013, balances due from one customer comprised 5% or approximately $170,000 of total accounts receivable.

NOTE H - REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on separate lines of business. The parent company, Net Medical Xpress Solutions, derives revenues from the development and marketing of proprietary internet technology-based software.  Net Medical Xpress Staffing, the Company’s new division within the parent company, specializes in the recruitment and staffing of telemedicine physicians.   The Company’s wholly-owned subsidiary, Telerad Service, Inc., operates under the trade names Net Medical Xpress Services and Net Medical Xpress Specialists.  Net Medical Xpress Services provides medical diagnostic reading services.  Net Medical Xpress Specialists provides telemedicine services to hospitals and other medical entities.

Information related to the Company's reportable segments for the quarter ended September 30, 2013 is as follows:

	Solutions	Staffing	Services	Specialists	TOTAL
Revenue	$100,000	$101,000	$910,000	$118,000	$1,229,000

Cost of service	59,000	34,000	706,000	110,000	909,000
General and administrative	46,000	42,000	101,000	67,000	256,000
Depreciation	2,000	0	2,000	0	4,000
Research and development	8,000	0	0	37,000	45,000

Operating income (loss)	$(15,000)	$25,000	$101,000	$(96,000)	$15,000

Net Medical Xpress Services, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE H - REPORTABLE SEGMENTS (CONTINUED)

Information related to the Company's reportable segments for the nine months ended September 30, 2013 is as follows:

	Solutions	Staffing	Services	Specialists	TOTAL
Revenue	$344,000	$101,000	$2,863,000	$348,000	$3,656,000

Cost of service	184,000	34,000	2,220,000	314,000	2,752,000
General and administrative	226,000	42,000	260,000	179,000	707,000
Depreciation	6,000	0	10,000	0	16,000
Research and development	32,000	0	0	74,000	106,000

Operating income (loss)	$(104,000)	$25,000	$373,000	$(219,000)	$75,000

Total assets	$563,000	$92,000	$539,000	$364,000	$1,558,000

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

Segment’s operating income	$ 75,000
Other income (expense)	(9,000)
Consolidated net income	$ 66,000

NOTE I - COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring on April 30, 2014.  The Company also leases office equipment with a lease expiration date of June 2014.  Future minimum lease payments as of September 30, 2013, are as follows:

Year	Amount
2013	$16,000
2014	$21,000

Rent expense for the nine months ended September 30, 2013 and 2012 amounted to $55,000 and $49,000, respectively.

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

During the nine months ended September 30, 2013, the Company entered into a new employment agreement with Mr. Govatski whereby agreeing to annual compensation of $30,000 for a term of one year commencing on January 1, 2013. The agreement will automatically renew for one additional term unless terminated by either party.  The non-compete agreement has remained intact and becomes effective only in the event of termination by either party and will remain in effect for a period of one year.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

OVERVIEW

We operate our business in four divisions.

Our Net Medical Xpress Solutions division derives revenues from the development and marketing of proprietary internet technology-based software.  This division encompasses all revenues and costs from the software aspect of our business, including software usage, software hosting and maintenance, and custom programming (customization or modification to our core software products).  Software usage and hosting include our customers who use our proprietary XR-EXpress software to provide their own radiological services.  This division also occasionally derives revenue from scanning services and other services such as consulting, training and installation.

Our Net Medical Xpress Staffing division was formed as a result of the purchase of MedTel Solutions, LLC.  This division specializes in the recruitment and staffing of telemedicine physicians.

Our Net Medical Xpress Services division provides medical diagnostic reading services for radiology and cardiology.  We currently employ seventy licensed radiologists and twenty licensed cardiologists in this division.  We use the same proprietary XR-EXpress software to provide these services that we offer to our own customers of our Net Medical Xpress Solutions division.

Our Net Medical Xpress Specialists division provides telemedicine services to hospitals and other medical facilities.  We currently employ fifteen credentialed specialists in the field of neurology in this division, which includes stroke and behavioral assessment.  We facilitate real-time assessment of patients through a virtual examination via video conferencing, combined with our proprietary medical software.  In addition to stroke assessments, we performed our first behavioral medicine consultations during the second quarter of 2013.  Revenues and costs in this division also include sales of our proprietary package of equipment necessary for our medical facility customers to initiate their participation in our specialists program.

We believe gross profit is our key indicator of operating progress.  Our four operating divisions generated the following gross profit, rounded to the nearest 1,000, during the first nine months of 2013:

	Solutions	Staffing	Services	Specialists	TOTAL
Revenue	$ 344,000	$ 101,000	$ 2,863,000	$ 348,000	$ 3,656,000

Direct costs	184,000	34,000	2,220,000	314,000	2,752,000

Gross profit	$ 160,000	67,000	$ 643,000	$ 34,000	$904,000

Percent	47%	66%	22%	10%	25%

The Net Medical Xpress Solutions division’s gross profit was $160,000, which constituted approximately 18% of the total gross profits for the year to date.    The majority of the direct costs in this division are staffing expenses, which have decreased during 2013 due to less emphasis on this business line and greater emphasis on developing and expanding our specialists program. We expect the percentage of gross profit this division contributes to total gross profit to stabilize at about fifty percent during 2013.

The Net Medical Xpress Staffing division’s gross profit was $67,000, which constituted approximately 7% of the total gross profit for the year to date.  We purchased the staffing company on July 1, 2013, so the third quarter of 2013 is the first quarter for us to record revenues and costs for this division.  The majority of the direct costs in this division are staffing expenses.  Since this is a relatively new operation, we anticipate the gross profit for this division to increase in the coming years as new customers are added.

The Net Medical Xpress Services division’s gross profit was $643,000, which constituted approximately 71% of the total gross profits for the year to date.  Approximately 81% of the direct costs in this division are doctor fees, which are directly related to revenues.  The gross profit percentage may change slightly as the mix of services changes.  We expect this percentage to remain relatively stable during 2013.

The Net Medical Xpress Specialists division’s gross profit was $34,000, which constituted approximately 4% of the total gross profits for the year to date.  Approximately 30% of the direct cost in this division consists of relatively fixed costs at this time.  The percentage of fixed costs should decrease as revenues increase over the next few years.  Approximately 25% of direct costs currently are hardware costs related to the sales of equipment necessary for new customers, which produces a very small gross profit.  As the revenues generated by established customers increases, these hardware costs should become less of a factor.  In general, we believe the gross profit percentage of this division will continue to increase during 2013 as the revenues grow, while the fixed costs remain stable.

Our normal general and administrative expenses continue to be approximately $200,000 to $250,000 per quarter.

RESULTS OF OPERATIONS

TOTAL REVENUES:

For the Three Months Ended September 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$1,229,000	$964,000	$265,000	27.5%

For the Nine Months Ended September 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$3,656,000	$2,847,000	$809,000	28.4%

These changes are a result of the following factors:

Net Medical Xpress Solutions Revenues

1.  Software usage fees:

For the Three Months Ended September 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$85,000	$91,000	$(6,000)	(6.6)%

For the Nine Months Ended September 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$302,000	$265,000	$37,000	14.0%

The decrease in software usage fees for the three months ended September 30, 2013, as well as the increase for the nine months ended September 30, 2013 as compared to the same periods in 2012 is primarily due to variances in the volume of radiology reports generated for our existing customers, coupled with a slight increase in number of customers during the first half of 2013.

2.  Software hosting and maintenance:

For the Three Months Ended September 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$13,000	$11,000	$2,000	18.2%

For the Nine Months Ended September 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$41,000	$32,000	$9,000	28.1%

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

3.  Other revenues:

For the Three Months Ended September 30,

	2013	2012	Increase (Decrease)	Percent Inc (Dec)
Custom programming	$0	$5,000	$(5,000)	(100.0)%
Bandwidth	$1,000	$0	$1,000	Not meaningful

For the Nine Months Ended September 30,

	2013	2012	Increase (Decrease)	Percent Inc (Dec)
Custom programming	$0	$18,000	$(18,000)	(100.0)%
Bandwidth	$1,000	$0	$1,000	Not meaningful

We performed several small custom programming projects during the first nine months of 2012, and none during 2013.  We anticipate undertaking a few small and medium-sized projects that may generate a modest increase in revenues in this category as customers request them. We continue to offer programming services for customer database integration, and for other projects for our existing and new customers.

The bandwidth service is a charge for internet access for one customer.  We do not anticipate that this service will be a major revenue generator for us in the future.

Net Medical Xpress Services Revenues

1.  Radiological services:

For the Three Months Ended September 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$887,000	$801,000	$86,000	10.7%

For the Nine Months Ended September 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$2,779,000	$2,404,000	$375,000	15.6%

Most of the increase in radiological services (approximately 87%) is due to increased volume of reads by existing customers.  The remainder is due to the net addition of new customers.

2.  Cardiological services:

For the Three Months Ended September 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$24,000	$25,000	$(1,000)	(4.0)%

For the Nine Months Ended September 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$84,000	$58,000	$26,000	44.8%

The decrease in cardiological services for the three months ended September 30, 2013 and the increase for the nine months ended September 30, 2013 as compared to the same periods last year is due to variances in the volume of reads for existing customers.

Net Medical Xpress Specialists Revenues

1.  Neurological services:

For the Three Months Ended September 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$102,000	$15,000	$87,000	580.0%

For the Nine Months Ended September 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$247,000	$37,000	$210,000	567.6%

Our specialists program began operations during the first quarter of 2012 with a neurology/stroke assessment program at a regional hospital in New Mexico. We have added several new hospitals since that time, and are in the process of adding additional hospitals during 2013.  Therefore, we anticipate that revenues in this division will continue to grow during 2013.

2.  Behavioral medicine services:

For the Three Months Ended September 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$0	$0	$0	Not meaningful

For the Nine Months Ended September 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$1,000	$0	$1,000	Not meaningful

We began providing behavioral medicine consults during the second quarter of 2013.

3.  Specialists program hardware sales:

For the Three Months Ended September 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$16,000	$17,000	$(1,000)	(5.9)%

For the Nine Months Ended September 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$100,000	$33,000	$67,000	203.0%

The specialist program began operations during the first quarter of 2012, with the first hardware sales occurring during the second quarter of 2012.  We consider this program to be in in the startup phase.  Almost all of the increase in these categories is due to the addition of new customers.  The specialist program hardware sales are sales of our proprietary package of third-party equipment required for a customer to begin using our specialist services.  We expect hardware sales to increase as we add new customers.  We also expect to expand the specialist program to include other medical services during the remainder of 2013 and 2014.  Therefore, we anticipate that revenues in this division will continue to grow during 2013.  Hardware sales are typically a one-time event with each new customer.

COST OF SERVICES:

For the Three Months Ended September 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$909,000	$727,000	$182,000	25.0%

For the Nine Months Ended September 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$2,752,000	$2,187,000	$565,000	25.8%

Approximately eighty percent of the costs of services for the first three months and nine months of 2013 are direct costs related to the services and specialists divisions.  These costs consist of radiologist fees, cardiologist fees, neurologist fees, behavioral medicine doctor fees, professional credentialing, professional licenses, professional liability insurance costs, and costs of hardware associated with the specialists program. The majority of these costs are directly related to revenues; as a result, they have increased as the services and specialists revenues have increased.

General and Administrative Expenses:

For the Three Months Ended September 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$256,000	$226,000	$30,000	13.3%

For the Nine Months Ended September 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$707,000	$633,000	$74,000	11.7%

The increase in general and administrative expenses is primarily due to increased staffing costs needed to provide additional administrative support for the expanded medical services.

Research and Development Costs:

For the Three Months Ended September 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$45,000	$15,000	$30,000	200.0%

For the Nine Months Ended September 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$106,000	$52,000	$54,000	103.8%

The increase in research and development costs for both the third quarter of 2013 and the first nine months of 2013 compared to the same periods in 2012 is due to increased programming costs to continue the development and expansion of the specialists program.

During the first nine months of 2013, approximately 90% of our research and development costs were a direct result of staffing.  In the software industry, it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software.  We anticipate research and development costs during 2013 will continue to focus on the development and expansion of software and services for our specialists program.  As a result, these costs may remain somewhat higher than usual during the coming year.

Depreciation:

For the Three Months Ended September 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$4,000	$5,000	$(1,000)	(20.0)%

For the Nine Months Ended September 30,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$16,000	$14,000	$2,000	14.3%

The increase in depreciation expense is due to a one-time adjustment to the depreciation for capital leases of $2,000 during the third quarter of 2012.

Other Expense:

For the Three Months Ended September 30,

	2013	2012	Increase (Decrease)	Percent Inc (Dec)
Interest expense	$3,000	$4,000	$(1,000)	(25.0)%

For the Nine Months Ended September 30,

	2013	2012	Increase (Decrease)	Percent Inc (Dec)
Interest expense	$9,000	$9,000	$0	0.0%

There was no significant change in the factors contributing to interest expense during the first nine months of 2013 as compared to the first nine months of 2012.

REPORTABLE SEGMENTS

We have identified our reportable segments based on separate lines of business, as described in the Overview section above.  Net Medical Xpress Solutions derives revenues from the development and marketing of proprietary internet technology-based software.  Net Medical Xpress Staffing, our new division, specializes in the recruitment and staffing of telemedicine physicians.  Net Medical Xpress Services provides medical diagnostic reading services.  Net Medical Xpress Specialists provides telemedicine services to remote hospitals and other medical entities.

Information related to our reportable segments for the quarter ended September 30, 2013 is as follows:

	Solutions	Staffing	Services	Specialists	TOTAL
Revenue	$100,000	$101,000	$910,000	$118,000	$1,229,000

Cost of service	59,000	34,000	706,000	110,000	909,000
General and administrative	46,000	42,000	101,000	67,000	256,000
Depreciation	2,000	0	2,000	0	4,000
Research and development	8,000	0	0	37,000	45,000

Operating income (loss)	$(15,000)	$25,000	$101,000	$(96,000)	$15,000

Information related to our reportable segments for the nine months ended September 30, 2013 is as follows:

	Solutions	Staffing	Services	Specialists	TOTAL
Revenue	$344,000	$101,000	$2,863,000	$348,000	$3,656,000

Cost of service	184,000	34,000	2,220,000	314,000	2,752,000
General and administrative	226,000	42,000	260,000	179,000	707,000
Depreciation	6,000	0	10,000	0	16,000
Research and development	32,000	0	0	74,000	106,000

Operating income (loss)	$(104,000)	$25,000	$373,000	$(219,000)	$75,000

Total assets	$563,000	$92,000	$539,000	$364,000	$1,558,000

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

Segment’s operating income	$ 75,000
Other income (expense)	(9,000)
Consolidated net income	$ 66,000

LIQUIDITY AND CAPITAL RESOURCES

“Liquidity” refers to our ability to generate adequate amounts of cash to meet our needs for cash.  We believe we will have adequate liquidity during the balance of 2013.  As of September 30, 2013, cash and cash equivalents totaled $413,000, representing a $304,000 increase from December 31, 2012. This increase in available cash was due to the following factors during the period:

Operating Activities:

For the Nine Months Ended September 30,

2013	2012	Inc (Dec) in available cash
provided $231,000	provided $96,000	$135,000

The increase in available cash from operations is mainly due to a combination of the following factors:

•

a $130,000 decrease in available cash due to the net decrease in accounts payable and accrued expenses of $69,000 during the first nine months of 2013 as compared to a net increase of $61,000 during the first nine months of 2012.  The changes in accounts payable are mainly due to changes in doctors’ fees that vary with revenues throughout the year.  The changes in accrued expenses are mainly due to variances in insurance contracts throughout the year.

•

a $120,000 increase in available cash due to net income of $66,000 during the first nine months of 2013 as compared to net loss of $54,000 during the first nine months of 2012.

•

a $131,000 increase in available cash due to the net decrease in accounts receivable of $14,000 during the first nine months of 2013 as compared to a net increase in accounts receivable of $117,000 during the first nine months of 2012.  The changes in accounts receivable are mainly due to changes in revenues throughout the year.

•

several small factors combined to net with the above factors, resulting in the $100,000 increase in available cash from operating activities during the first nine months of 2013.

Investing Activities:

For the Nine Months Ended September 30,

2013	2012	Inc (Dec) in available cash
used $8,000	used $7,000	$(1,000)

The uses of cash during both 2012 and 2013 were for additional computer equipment purchases.

Financing Activities:

For the Nine Months Ended September 30,

2013	2012	Inc (Dec) in available cash
provided $81,000	used $6,000	$87,000

The changes in financing activities are primarily due to the repayment of a note payable during the first nine months of 2012 as compared to an increase in working capital related to the purchase of MedTel Solutions, LLC during the third quarter of 2013.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space, computer equipment and office equipment.

At September 30, 2013, we had a working capital surplus of $299,000 as opposed to a working capital surplus of $55,000 at the beginning of the period, an increase of $244,000.  Although we generated a net profit at the end of 2012, and we expect to increase that profit by the end of 2013, we may continue to sell equity securities and incur debt if needed to meet our operating needs during 2013.

We anticipate that our primary uses of cash in the next year will continue to be for general operating purposes.  We anticipate our operating cash requirements for the next twelve months to be in the range of $4,500,000 to $6,000,000, given that we anticipate continued growth of the specialist program.  This level of cash flow will allow us to maintain our current level of operations and allow for modest growth.  Profitability remains our primary goal.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.  CONTROLS AND PROCEDURES

307 - Disclosure controls and procedures:  As of September 30, 2013, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d-15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, such disclosure controls and procedures were not effective.  The primary reasons for management’s conclusions are that we did not have a plan in place for implementing controls and procedures and insufficient personnel to implement checks and balances.  We believe that we will not have sufficient funds available to develop a plan in the foreseeable future.  We do not anticipate that our business will need sufficient personnel in the foreseeable future that are needed to implement checks and balances.

308(b) - Changes in internal control over financial reporting:  Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect this control.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

We are not engaged in any legal proceedings at the date of this report.

ITEM 1A.  RISK FACTORS

We do not have any new or additional risk factors to add as compared to our most recent annual report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about our unregistered sales of common stock during the nine months ended September 30, 2013:

Class of Purchaser	Aggregate Number of Shares
Doctors (1) Directors (2) Contractors (3)	2,000,000 1,500,000 135,160

(1)

We issued these shares in payment for services valued at $60,000.

(2)

We issued these shares in payment for the exercise of options valued at $45,000.

(3)

We issued these shares in payment for services valued at $10,000.

We did not pay and to our knowledge no one acting on our behalf paid any commissions or other compensation with respect to the sales identified in the foregoing table.  We made the sale directly to each purchaser for the consideration stated in the table.  We did not receive cash proceeds directly from these sales, which reduced our cash expenses and increased our working capital as a result of using the stock to pay current obligations.  Each purchaser acknowledged the investment nature of the transaction and a legend was placed on each certificate, prohibiting public resale of the shares, except pursuant to a registration statement or in compliance with Rule 144.  We believe each purchaser has either (a) such relationship with us or (b) such knowledge and experience in business and financial transactions that he or she is able to understand and evaluate the risks and merits of investment in our common stock.  We relied upon the exemption from the registration requirement of the Securities Act of 1933, as amended (the “Act”) provided in Section 4(2) of the Act and the rules and regulations thereunder, on grounds that these sales did not involve a public offering within the meaning of the Act.

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

NET MEDICAL XPRESS SOLUTIONS, INC.

Date: November 14, 2013	By /s/ Richard F. Govatski
Richard F. Govatski, President (Principal
Executive Officer)

Date: November 14, 2013	By /s/ Teresa B. Dickey
Teresa B. Dickey, Treasurer (Principal
Financial Officer)