Form 10-K
period 2013-12-31
Net Medical Xpress Solutions, Inc.
filed 2014-03-19
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON JUNE 28, 2013 WAS: $14,429,022

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK AT MARCH 3, 2014 WAS: 160,622,470.

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

On July 1, 2013, we purchased MedTel Solutions, LLC (“MedTel”), an Alabama limited liability company.  MedTel was organized on June 13, 2012 for the purpose of engaging in the business of providing licensed medical practitioners to perform services via telemedicine.  We now operate MedTel Solutions, LLC as Net Medical Xpress Staffing.

Our primary address on the World Wide Web is www.nmxs.com.  Additional web addresses also are available, including www.netmedical.com and www.nmxc.net, which broadcast the same information as www.nmxs.com. The information at that web site is not part of our annual report, and we specifically disclaim any liability under federal securities law related to the web site.

Our Business

We currently operate under four business units.

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

Net Medical Xpress Specialists provides telemedicine services to hospitals and other medical entities.  The specialists program began pilot operations in neurology and stroke evaluation at a hospital in New Mexico in November 2011.  Since then we have expanded to include several regional hospitals in New Mexico and are continuing to grow the specialist program, both in specialties and in facilities covered.  At this time, we have specialists credentialed to provide services for neurology/stroke evaluation, cardiology and critical care.  We currently are marketing numerous other services within the specialist program.   The specialists program also provides patient care 24 hours per day, seven days per week, 365 days per year.

Net Medical Xpress Staffing specializes in the recruitment and staffing of physicians for telemedicine services.

Our Products and Services

XR-EXpress:  XR-EXpress is our flagship Picture Archiving and Communications System (PACS) software.  It enables medical providers to examine multiple types of medical images over the Internet.  The originating medical facility or service provider uploads medical images as high-resolution DICOM (digital imaging and communications in medicine) files to our secure servers.  The DICOM files are tagged with patient information.  The radiologist then accesses the images on our secure servers through his or her own computer and returns the diagnostic report to our secure server for access by the treating physician.  XR-EXpress significantly reduces the time between the imaging events and report delivery.  Our workflow technology provides scheduling, dispatching, monitoring and reporting functions, which boosts the customer’s efficiency and productivity while enhancing patient care.  The 510(k) clearance as a Class II Medical Device allows us to market XR-EXpress in the United States under FDA general control provisions, including requirements for annual registration of devices, good manufacturing practice, labeling, and prohibitions against misbranding and adulteration.  We believe that this will provide increased assurance to potential new customers regarding the quality of XR-EXpress, which will result in increased marketing opportunities for us in the future.

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

Net Medical Xpress Specialists :  Net Medical Xpress Specialists is a web-based clinical telemedicine solution that eliminates unnecessary transport of patients from one medical facility to another by facilitating the real-time assessment of patients through a virtual examination.  It can save lives by reducing the time required to diagnose and treat patients.  Combined with real-time video and audio conferencing, the specialists program enables neurologists in urban areas to diagnose and treat stroke patients at remote medical service areas.  The high definition imaging and video system maintenance costs are part of the service and are maintained by us, minimizing costs for the customer.  We currently have physicians certified in neurology, cardiology and critical care vailable to provide consultations for us 24 hours per day, seven days per week, and 365 days per year.

WebRTC Conference Switch:  The WebRTC (real-time communications) video conferencing tool is an application that allows organizations to set up users, groups and subgroups with crystal clear, real time, face-to-face web-based connections significantly facilitating doctor-patient and hospital communications.  It is web-based and HIPAA-compliant, so it can be used for confidential physician to patient communications.  Although designed specifically for the healthcare industry, other types of companies and organizations can also use the system.  We will be using it in our Specialists division, and it also has been released on the Apple App Store and is ready for purchase by any organization.

Net Medical Xpress Staffing:  Our staffing division recruits highly competent primary care physicians and specialists to meet the growing demand for telemedicine physicians.  This division provides recruiting and staffing services for any medical entities that require telemedicine physicians.  In addition, we will use this division to extend our internal medical staff.  This will allow us to continue expanding and developing our range of services.

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

Business Strategy

According to Bloomberg Business Week, “Telemedicine has been spurred in part by the Affordable Care Act, which is funneling more patients into a system plagued by physician shortages. By 2020 the U.S. will have 91,500 fewer doctors than needed, says the Association of American Medical Colleges. Telehealth providers say they help make up for this shortfall by aiding doctors in delivering services more efficiently. WellPoint says users of LiveHealth Online saved an average $71 per visit and most of them saved two to three hours of time” (http://www.businessweek.com/articles/2014-02-27/health-insurers-add-telemedicine-services-to-cut-costs).  In addition, more than twenty states have now mandated reimbursement for telehealth services, and that number is growing every year.

We believe that telemedicine provides safe, effective services while reducing costs in a wide variety of medical applications, such as avoiding unnecessary patient transports, providing support for hospital overflows, providing increased services in remote or rural areas, providing services in jails and prisons, decreasing the length of some patient stays, providing increased home management of chronic diseases, providing improved post-discharge follow-up care to avoid unnecessary hospital readmissions, providing enhanced care in critical care or intensive care units and increasing access to specialized services.  Digital diagnostics systems in particular have demonstrated significantly improved image quality over the last few years, while costs continue to decrease.  By providing enhanced diagnostic capabilities with quick turn-around times, telemedicine can potentially increase patient safety and reduce costs.

We expect that, given the current situation in healthcare, telemedicine is here to stay.  We plan to take advantage of the growth in the telemedicine market to further expand our customer base and our revenues.

Net Medical Xpress Solutions will continue to offer hosted software solutions for medical entities as well as offer XR-EXpress for sale to hospitals.  Net Medical Xpress Services will continue to provide diagnostic reports for a variety of medical imaging studies 24 hours per day, seven days per week, and 365 days per year.  Net Medical Xpress Specialists will provide remote diagnostic services for numerous medical specialties, including stroke and other neurological assessments, cardiology, critical care, behavioral medicine, orthopedics, urology and post-discharge follow-up care.  Net Medical Xpress Staffing will locate and employ physicians to provide the various telemedicine services, both for our customers in our other divisions and for external customers.

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

o

Continue to expand the services we offer.  We are continuing to expand our neurology and stroke assessment program into facilities across the country.  We have new customers in cardiology and critical care, and we are beginning to market specialist programs for post-discharge follow-up care to help hospitals avoid unnecessary readmissions.  Finally, we are continuing to expand our new staffing division with the addition of new customers.

o

Market our WebRTC conference switch worldwide, using it as a gateway to the possibilities of telemedicine and our services.

o

Sponsor a nationally syndicated radio show, “Docs and the CEO”, to facilitate public education about telemedicine as well as name recognition for Net Medical.

o

Continue to offer exceptionally prompt and thorough customer service, with outstanding quality.

Competition

Other, better-financed companies, such as NightHawk Radiology, Virtual Radiologic and Specialists on Call have developed similar products that could compete with our products.  Such competition could have a material adverse effect on our business, financial condition, performance and prospects.  Although the current markets for telemedicine services are growing rapidly, they are also exceptionally competitive.  However, we believe we have a first-to-market advantage with our particular combination of products and services.  Other highly capitalized companies that have recognized the potentials of digital image management products and telemedicine could overwhelm our advantage with expensive and expansive media blitzes that create the perception of a dominant market presence and/or superior products.  If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected.  The risk factor inherent in the use of Open Source software development tools is the fact that a sophisticated competitor might be able to imitate our work and produce similar functionality.  Any such imitation, should it occur, could have material adverse effects on our business, financial condition, performance and prospects.

Marketing and Customers

During the last five years we have concentrated nearly all of our efforts on developing and growing our medical services business.  During this time, our most effective marketing tool has been customer referrals and direct sales resulting from attendance at specialized trade shows.  During the coming years, we plan to continue this approach, along with occasional direct marketing to potential customers in all four business units, to further build our customer base and to sustain our progress in growing our revenues.  Overall, we anticipate that our customer base will continue to broaden in the next year as we expand our services, particularly for Net Medical Xpress Specialists, giving more stability, steady growth, and predictability to our revenues.

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

Employees

At March 1, 2014, we had thirty two staff, including five staff in systems engineering and quality assurance; thirteen staff in customer support, five staff in sales and marketing and nine staff in administration.  We also have nearly sixty radiologists, nineteen cardiologists and seventeen neurologists on contract.

Item 1A.  Risk Factors

A small number of customers represent a large amount of our revenues and the loss of such customers will result in a significant decrease in revenues and threaten our ongoing operations.

During the years ended December 31, 2013 and 2012, one customer accounted for 22% and 31%, respectively, of our revenue.  The loss of such customers would result in a significant decrease in our revenues and our working capital.

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

ITEM 2.  DESCRIPTION OF PROPERTY

We currently lease a 5,000 square foot facility in Albuquerque, New Mexico, at a cost of approximately $6,600 per month.  The lease expires on January 31, 2017.  The facility houses our administrative, marketing and engineering offices, and provides adequate room for expansion.  We house our primary servers in a separate facility downstairs from ours, at a cost of approximately $2,500 per month on a month-to-month basis.  The two locations are networked together by fiber optics.  In this facility we have access to a large power generator, which enables our servers to continue operating during power outages.

ITEM 3.  LEGAL PROCEEDINGS

None.

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

	Quarter	High	Low
FISCAL YEAR ENDED	First	$0.034	$0.020
DECEMBER 31, 2012	Second	$0.0355	$0.022
	Third	$0.040	$0.0275
	Fourth	$0.035	$0.0266

FISCAL YEAR ENDED	First	$0.075	$0.0346
DECEMBER 31, 2013	Second	$0.14	$0.074
	Third	$0.10	$0.0699
	Fourth	$0.09	$0.04

Recent Sales of Unregistered Securities

The following table sets forth information about our unregistered sales of common stock during the year ended December, 2013:

Class of Purchaser	Aggregate Number of Shares	Consideration
Vendors (1 company)	135,160	$10,000
Board Member (1 person)	1,500,000	$45,000
Doctors (2 persons)	2,000,000	$60,000

The 135,000 shares issued to a vendor were for services during 2013.  The 1,500,000 shares to one Board Member were for the exercise of options.  The 2,000,000 shares issued to the doctors were for services during 2013, 2014 and 2015.

We did not pay and to our knowledge no one acting on our behalf or paid any commissions of other compensation with respect to the sales identified in the foregoing table.  We made the sale directly to each purchaser for the consideration stated in the table.  We used any cash proceeds and any cash which would have been used to pay bonuses and contractor fees, but for the issue of the shares, for working capital in payment of current obligations.  Each purchaser acknowledged the investment nature of the transaction and a legend was placed on each certificate, prohibiting public resale of the shares, except in compliance with Rule 144.  We believe each purchaser has either (a) such relationship with us or (b) such knowledge and experience in business and financial transactions that he or she is able to understand and evaluate the risks and merits of investment in our common stock.  We relied upon the exemption from the registration requirement of the Securities Act of 1933, as amended (the “Act”) provided in Section 4(a)(2) of the Act and the rules and regulations thereunder, on grounds that these sales did not involve a public offering within the meaning of the Act.

No shares were issued in 2013 pursuant to stock issuance plans and related registration statements on Form S-8.

Shareholders

As of March 3, 2014, there were 383 holders of record of our common shares.

Dividends

We did not declare any cash dividends on our common stock during the year ended December 31, 2013.  We have no plans to pay any dividends to the holders of our common stock in 2014.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

Revenues:

For the Year Ended December 31,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$4,811,000	$3,905,000	$906,000	23.2%

These changes are a result of the following factors:

Net Medical Xpress Solutions

1.  Software usage fees:

For the Year Ended December 31,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$402,000	$363,000	$39,000	10.7%

The increase in software usage fees during 2013 as compared to 2012 is primarily due to the increase in volume of use of XR-Express by our radiological services customers.  As with radiological services, we anticipate that this revenue will increase moderately during 2014.

2.  Software hosting and maintenance:

For the Year Ended December 31,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$54,000	$44,000	$10,000	22.7%

This increase is due to the addition of one new customer during 2013.  At this point, nearly all of our customers are using our medically related services, which are priced via usage fees per transaction rather than via monthly hosting or maintenance fees.  Software maintenance consists mainly of hosting and managing our customers’ data on our systems and to a lesser extent includes technical support programs associated with XR-Express usage.   We expect revenues in this category to be stable during the coming year, as we continue to focus our efforts on building our medical division.

3.

Custom programming:

For the Year Ended December 31,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$1,000	$18,000	$(17,000)	(94.4)%

The decrease in custom programming revenue during 2013 as compared to 2012 was primarily due to a decrease in the number of projects performed during 2013.  We anticipate undertaking a few small and medium-sized projects that will continue to generate revenues in this category during 2014. We continue to offer programming services for customer database integration and for other projects for our existing and new customers.

4.

Other revenues:

For the Year Ended December 31,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$4,000	$0	$4,000	Not meaningful

This category consists of miscellaneous small hardware sales and bandwidth charges.  Since these are ancillary services, we expect these revenues to remain minimal during 2014.

Net Medical Xpress Services

1.  Radiological services:

For the Year Ended December 31,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$3,639,000	$3,272,000	$367,000	11.2%

The increase in radiological services revenues during 2013 as compared to 2012 is due to a combination of increases in the volume of reads for existing customers plus the addition of several new customers.  We anticipate that this trend will continue during 2014, although perhaps at a more conservative growth rate than during 2013.

2.  Cardiological services:

For the Year Ended December 31,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$115,000	$81,000	$34,000	42.0%

The increase in cardiological services during 2013 as compared to 2012 is primarily due to the addition of new customers during 2013.  We anticipate that the revenues in this category will be stable or will increase modestly during 2013.

Net Medical Xpress Specialists

1.  Specialist program services:

For the Year Ended December 31,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$314,000	$59,000	$255,000	432.2%

The specialist program began operations during the first quarter of 2012.  It is still growing, with the addition of new customers for neurological services every quarter, as well as expanding into new services.  Therefore, we anticipate a significant increase in specialist program service revenues during 2014.

2.  Specialist program hardware sales:

For the Year Ended December 31,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$114,000	$67,000	$47,000	70.1%

The specialist program began operations during the first quarter of 2012.  The specialist program hardware sales are sales of equipment required for a customer to begin using the specialist services.  The specialist program is consistently growing. We currently are adding several new customers every quarter; therefore, we anticipate a continued increase in these revenues during 2014.

Net Medical Xpress Staffing

1.  Recruiting and staffing services:

For the Year Ended December 31,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$168,000	$0	$168,000	Not meaningful

We purchased MedTel Solutions, LLC on July 1, 2013 and operate it as Net Medical Xpress Staffing.  This division specializes in the recruitment and staffing of physicians to provide telemedicine services.

Direct costs:

For the Year Ended December 31,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$3,650,000	$2,982,000	$668,000	22.4%

Approximately 41% of the increase in cost of services for 2013 as compared to 2012 is due to the increased volume of reads in Net Medical Xpress Services, and 28% is due to the continued growth of the specialists program.  Approximately 77% of our cost of services is related to Net Medical Xpress Services.  These costs consist of radiologist and cardiologist fees, management fees, professional credentialing and professional liability insurance. The majority of these costs are directly related to revenues.  Approximately 60% of the costs related to Net Medical Xpress Specialists are directly related to revenues.  Therefore, as revenues continue to increase during 2014, the cost of services will increase accordingly.

General and administrative expenses:

For the Year Ended December 31,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$944,000	$812,000	$132,000	16.3%

The increase in general and administrative expenses is primarily due to the addition of administrative staff for the specialists program and the addition of sales staff for all divisions during 2013.  With the expansion of the specialists program, we expect these expenses to increase moderately during 2014.

Research and development costs:

For the Year Ended December 31,

2013	2012	Increase (Decrease)	Percent Inc (Dec)
$156,000	$70,000	$86,000	122.9%

Approximately 86% of our research and development costs were directly associated with staffing during 2013.  The increase in costs for 2013 as compared to 2012 is primarily related to the hiring of additional engineering staff to facilitate the expansion of the specialists program into new services.  In the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software that require modification.  Management anticipates that research and development costs in the future will focus both on the upgrading of our existing products and the continued development of new products using our core technology; therefore they will remain relatively stable or perhaps increase slightly during the coming year.

Depreciation and bad debt expense:

For the Year Ended December 31,

	2013	2012	Increase (Decrease)	Percent Inc (Dec)
Depreciation expense	$19,000	$19,000	$0	0.0%
Bad debt expense	$0	$6,000	$(6,000)	0.0%

Although we purchased additional computer equipment near the end of 2013, other assets were fully depreciated during 2013, resulting in no net change in depreciation for 2013 as compared to 2012.  We wrote off one account to bad debt during 2012 and none during 2013.

Other income (expense):

For the Year Ended December 31,

	2013	2012	Increase (Decrease)	Percent Inc (Dec)
Interest expense	$12,000	$12,000	$0	0.0%
Gain on sale of obsolete inventory	$0	$1,000	$(1,000)	0.0%

•

There were no substantial changes in interest expense from 2012 to 2013 and none is expected in 2014.

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

Gross profit is our key indicator of operating progress.  Our operating divisions generated the following gross profit percentages during 2013:

	Solutions	Staffing	Services	Specialists	TOTAL
Revenue	$ 461,000	168,000	$ 3,754,000	$ 428,000	$ 4,811,000
Direct costs	237,000	84,000	2,912,000	417,000	3,650,000
Gross profit	$ 224,000	$ 84,000	$ 842,000	$ 11,000	$ 1,161,000
Percent	48.6%	50.0%	22.4%	2.6%	24.1%

Net Medical Xpress Solutions generated a gross profit percentage of 48.6% during 2013 as compared to 40.6% during 2012.  This increase in gross profit percentage was primarily due to the costs associated with upgrading our technological infrastructure over the previous two years.  We expect this percentage to remain relatively stable during 2014.

Net Medical Xpress Staffing generated a gross profit percentage of 50.0% during 2013.  This division was formed as a result of the purchase of MedTel Solutions, LLC on July 1, 2013.  It specializes in the recruitment and staffing of physicians to provide telemedicine services.

Net Medical Xpress Services generated a gross profit percentage of 22.4% during 2013 as compared to 21.6% during 2012.  Approximately 80% of the cost of services for Net Medical Xpress Services is doctor fees, which are directly related to revenues.  Therefore, we expect this percentage to remain relatively stable during 2014.

Net Medical Xpress Specialists generated a gross profit percentage of 2.6% during 2013, as compared to 21.4% during 2012.  This decrease in gross profit percentage is primarily due to additional staffing costs during the expansion of the program.  This program began operations during the first quarter of 2012.  Approximately half of the cost of services for this division consists of relatively fixed costs at this time.  We believe that the gross profit percentage of this division will increase during 2014 as the revenues increase while the fixed costs remain stable.

Our normal general and administrative expenses are approximately $250,000 per quarter; however, these will most likely increase to between $250,000 and $300,000 per quarter during 2014 with the addition of sales staff.

Operating information related to our reportable segments for the year ended December 31, 2013 is as follows:

	Solutions	Staffing	Services	Specialists	TOTAL
Revenue	$461,000	$168,000	$3,754,000	$428,000	$4,811,000

Cost of service	237,000	84,000	2,912,000	417,000	3,650,000
General and administrative	258,000	92,000	353,000	241,000	944,000
Depreciation	8,000	0	11,000	0	19,000
Research and development	46,000	0	0	110,000	156,000

Operating income (loss)	$(88,000)	$(8,000)	$478,000	$(340,000)	$42,000

Total assets	$216,000	$340,000	$411,000	$429,000	$1,396,000

A reconciliation of the segments' operating income to the consolidated net income is as follows:

Segment’s operating income	$ 42,000
Other income (expense)	(12,000)
Consolidated net income	$ 30,000

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2013, cash and cash equivalents totaled $421,000, representing a $312,000 increase from the beginning of the period.  The increase in available cash was due to a combination of several factors during the year:

Operating activities:

For the Year Ended December 31,

2013	2012	Inc (Dec) in available cash
provided $243,000	used $58,000	$301,000

The increase in available cash from operations during 2013 as compared to 2012 is mainly due to a combination of the following major factors:

•

Accounts receivable decreased by $47,000 during 2013 as compared to increasing by $196,000 during 2012, providing an increase in available funds of $243,000.

•

Net income during 2013 was $30,000 as compared to net income of $5,000 during 2012, constituting an increase in available funds of $25,000 during 2013.

•

The remainder of the change in operating funds is due to a combination of minor factors.

Investing activities:

For the Year Ended December 31,

2013	2012	Inc (Dec) in available cash
used $12,000	used $8,000	$(4,000)

All of the investing activities for 2013 and 2012 involved purchase and lease of additional computer equipment for infrastructure upgrades and development of the specialist program.

Financing activities:

For the Year Ended December 31,

2013	2012	Inc (Dec) in available cash
provided $81,000	provided $75,000	$6,000

The increase in cash provided by financing activities during 2013 as compared to 2012 is primarily due to working capital received from the purchase of MedTel Solutions during 2013.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space and office equipment.

At December 31, 2013, we had a working capital surplus of $283,000 as opposed to a working capital surplus of $55,000 at the end of 2012.  This increase is primarily due to the increase in accounts receivable during 2013 that is the result of increased volume of services.  We may continue to sell equity securities and incur debt as needed to meet our operating needs during 2014.

We anticipate that our primary uses of cash in the next year will continue to be for general operating purposes.  We anticipate our operating cash requirements for the next twelve months to be in the range of $4,500,000 to $6,000,000.  This level of cash flow will allow us to maintain our current level of operations and allow for desired growth.  Profitability remains our primary goal.

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

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Net Medical Express Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Net Medical Express Solutions, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Net Medical Express Solutions, Inc.  as of  December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ L.L. Bradford & Company, LLC

L.L.Bradford & Company, LLC

March 19, 2014

Las Vegas, Nevada

Net Medical Xpress Solutions, Inc.

(Formerly New Mexico Software, Inc.)

Consolidated Balance Sheets

(Rounded to the nearest thousand)

	December 31,	December 31,
	2013	2012
Assets

Current assets:
Cash and equivalents	$421,000	$109,000
Accounts receivable, net of allowance	606,000	653,000
of $29,000 and $31,000, respectively
Inventory	2,000	5,000
Prepaid expenses and other assets	66,000	61,000
Total current assets	1,095,000	828,000

Furniture, equipment and improvements, net of accumulated	58,000	55,000
depreciation of $643,000 and $617,000, respectively
Security deposits	4,000	4,000
Goodwill	239,000	-

Total Assets	$1,396,000	$887,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$676,000	$632,000
Accrued expenses	79,000	85,000
Deferred revenue	2,000	8,000
Capital lease	7,000	3,000
Note payable - related party	48,000	45,000
Total current liabilities	812,000	773,000

Long-term liabilities
Note payable - related party	2,000	2,000
Capital lease - long-term portion	11,000	1,000
Total long-term liabilities	13,000	3,000

Total liabilities	825,000	776,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized, 0 shares
issued and outstanding as of 12/31/13 and 12/31/12, respectively	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 160,622,470 and 156,987,310 shares issued and
outstanding as of 12/31/13 and 12/31/12, respectively	160,000	157,000
Paid-in capital	15,466,000	15,354,000
Subscriptions payable	296,000	21,000
Deferred compensation	(40,000)	(80,000)
Accumulated deficit	(15,311,000)	(15,341,000)
Total stockholders' deficit	571,000	111,000

Total Liabilities and Stockholders' Equity	$1,396,000	$887,000

The accompanying notes are an integral part of these financial statements.

Net Medical Xpress Solutions, Inc.

(Formerly New Mexico Software, Inc.)

Consolidated Statements of Operations

(Rounded to the nearest thousand)

	For the year ended
	December 31,
	2013	2012

Revenues
Net Medical Xpress Solutions	$461,000	$426,000
Net Medical Xpress Services	3,754,000	3,353,000
Net Medical Xpress Specialists	428,000	126,000
Net Medical Xpress Staffing	168,000	-
Gross revenues	4,811,000	3,905,000

Direct Costs	3,650,000	2,982,000

Gross profit	1,161,000	923,000

Operating costs and expenses:
General and administrative	944,000	812,000
Depreciation and amortization	19,000	19,000
Research and development	156,000	70,000
Bad debt	-	6,000
Total operating costs and expenses	1,119,000	907,000

Net operating income	42,000	16,000

Other expense:
Interest expense	(12,000)	(12,000)
Gain on sale of obsolete inventory	-	1,000
Total other expense	(12,000)	(11,000)

Net income	$30,000	$5,000

Income per share - basic	$0.00	$0.00

Weighted average number of common
shares outstanding - basic and fully diluted	164,222,287	149,597,258

The accompanying notes are an integral part of these financial statements.

Net Medical Xpress Solutions, Inc.

(Formerly New Mexico Software, Inc.)

Consolidated Statements of Cash Flows

(Rounded to the nearest thousand)

	For the year ended
	December 31,
	2013	2012
Cash flows from operating activities
Net loss	$30,000	$5,000
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	30,000	-
Common stock issued for services to board members and officers	80,000	80,000
Bad debt expense	-	6,000
Depreciation and amortization	19,000	19,000
Depreciation and amortization allocated to cost of goods sold	7,000	9,000
Changes in operating assets and liabilities:
Accounts receivable	47,000	(196,000)
Inventory	3,000	(5,000)
Prepaid expenses and other assets	42,000	(20,000)
Accounts payable	44,000	(2,000)
Customer deposits	-	(3,000)
Accrued expenses	(53,000)	56,000
Deferred revenue	(6,000)	(7,000)
Net cash provided (used) by operating activities	243,000	(58,000)

Cash flows from investing activities
Acquisition of fixed assets	(12,000)	(8,000)
Net cash used by investing activities	(12,000)	(8,000)

Cash flows from financing activities
Proceeds from note payable	3,000	43,000
Net repayment of principal under capital lease	(3,000)	(13,000)
Net proceeds from the issuance of common stock for the exercise of options	45,000	45,000
Working capital received from MedTel Solutions, LLC transaction	36,000	-
Net cash provided by financing activities	81,000	75,000

Net increase in cash equivalents	312,000	9,000
Cash equivalents - beginning	109,000	100,000
Cash equivalents - ending	$421,000	$109,000

Supplemental disclosures:
Interest paid	$9,000	$11,000

Shares issued for exercise of options	$45,000	$45,000

Insurance contracts financed	$47,000	$44,000

Assets acquired under capital lease	$17,000	$-

Supplemental disclosure of noncash investing and financing
activities related to MedTel Solutions, LLC transaction:
Acquistion of goodwill through issuance of common stock	$239,000	$-

The accompanying notes are an integral part of these financial statements.

Net Medical Xpress Solutions, Inc.

(Formerly New Mexico Software, Inc.)

Consolidated Statements of Stockholders' Equity

(Rounded to the nearest thousand)

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Payable	(Deficit)	Equity

Balance, December 31, 2011	-	$-	147,187,307	$147,000	$15,159,000	$-	$21,000	$(15,346,000)	$(19,000)

Issuance of common stock for
options exercised			1,500,000	2,000	43,000				45,000

Issuance of common stock to outside
board members for future services			4,000,000	4,000	76,000	(80,000)			-

Issuance of common stock to officers
for future services			4,000,000	4,000	76,000	(80,000)			-

Compensation earned by outside
board members						40,000			40,000

Compensation earned by officers						40,000			40,000

Net income
For the year ended
December 31, 2012								5,000	5,000

Balance, December 31, 2012	-	$-	156,687,307	$157,000	$15,354,000	$(80,000)	$21,000	$(15,341,000)	$111,000

Issuance of common stock for
options exercised			1,500,000	1,000	44,000				45,000

Issuance of common stock to
contractors for services			135,000	-	10,000				10,000

Issuance of common stock to
contractors for future services			2,000,000	2,000	58,000	(60,000)			-

Compensation earned by outside
board members						40,000			40,000

Compensation earned by officers						40,000			40,000

Compensation earned by contractors						20,000			20,000

Acquisition of goodwill through issuance
of common stock for the purchase of
MedTel Solutions, LLC							275,000		275,000

Net income
For the year ended
December 31, 2013								30,000	30,000

Balance, December 31, 2013	-	$-	160,322,307	$160,000	$15,466,000	$(40,000)	$296,000	$(15,311,000)	$571,000

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

Net Medical Xpress Specialists is the clinical division that provides telemedicine services to hospitals and other medical services providers.  The Company currently employs credentialed specialists in the field of neurology, cardiology and critical care in this division.  The Company facilitates real-time assessment of patients through a virtual examination via video conferencing combined with its medical software.  Currently, all revenues and costs for neurology/stroke assessment are included in this division, as well as revenues and costs for equipment necessary for the customer to initiate the specialist program.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts Net Medical Xpress Solutions, Inc. (Formerly New Mexico Software, Inc.) and its wholly-owned subsidiaries, Telerad Service, Inc. and MedTel Solutions, LLC.  Intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At December 31, 2013, the Company did not have cash and equivalents that exceeded federally insured limits.

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

Net Medical Xpress Solutions, Inc.

(Formerly New Mexico Software, Inc.)

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Trade Accounts Receivable, continued:

The Company also estimates an allowance for doubtful accounts, which amounted to $29,000 and $31,000 at December 31, 2013 and 2012, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, for the years ended December 31, 2013 and 2012 totaled $0 and $6,000, respectively.

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

Long-Lived Assets:

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company determined that none of its long-term assets at December 31, 2013 or 2012 were impaired.

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

During the years ended December 31, 2013 and 2012, the Company recognized stock-based compensation expense totaling $80,000 and $80,000, from the issuance of a total of 0 and 2,000,000 shares of its common stock to officers, directors, and consultants (See Note F).

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

The Company follows the guidance in FASB ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with FASB ASC Topic 450.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At December 31, 2013 and December 31, 2012, there were no custom software development arrangements in progress.

The Company also occasionally derives revenue from the sale of third party hardware, which is billed as a separate deliverable under consulting or custom development contracts.

Revenue from diagnostic services, clinical consulting services, telemedicine staffing services, software installation, and any training or miscellaneous consulting services is recognized when the services are rendered.  These revenues include services that are separate from the functionality of the software.  If these services are included in a software agreement with multiple elements, amounts are allocated to these categories based on the estimated number of hours required to complete the work, which is the same criteria used to bill for the services separately.  License revenue is recognized ratably over the term of the license.

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

Advertising Expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $0 and $0 for the years ended December 31, 2013 and 2012, respectively.

Fair Value of Financial Instruments:

The Company adopted the Financial Accounting Standards Board (“FASB”) standard related to fair value measurement at inception. The standard defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The recorded values of long-term debt approximate their fair values, as interest approximates market rates. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•

Level 1:  Observable inputs such as quoted prices in active markets;

•

Level 2:  Inputs other than quoted prices in active markets that are observable either directly or indirectly; and

•

Level 3:  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s financial instruments consist of cash, accounts receivable, inventory, prepaid expenses, leasehold improvements, property and equipment, deposits, other assets, accounts payable, accrued expenses, deferred revenue, capital leases and notes payable. The recorded values of cash, accounts receivable, inventory, prepaid expenses, and accounts payable approximate fair values due to the short maturities of such instruments.  Recorded values for notes payable and related liabilities approximate fair values, since their stated or imputed interest rates are commensurate with prevailing market rates for similar obligations.

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

NOTE C - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of December 31, 2013 and 2012 consisted of the following:

	2013	2012
Computers	$497,000	$468,000
Furniture, fixtures and equipment	143,000	143,000
Automobiles	41,000	41,000
Leasehold improvements	20,000	20,000
	701,000	672,000
Accumulated depreciation	(643,000)	(617,000)
	$58,000	$55,000

Depreciation expense for the years ended December 31, 2013 and 2012 was $19,000 and $19,000, respectively.

NOTE D - NOTES PAYABLE

Notes Payable:

During the year ended December 31, 2013, the Company financed various insurance premiums in the amount of $185,000. The notes bear interest rates ranging from 3.3% to 5.3%, are payable in monthly principal and interest payments ranging from $400 to $15,000 with maturity dates beginning in December 2013 through March 2014. As of December 31, 2013, these notes totaled $33,000.  Total interest expense for the year ended December 31, 2013 related to notes payable for insurance premiums was approximately $5,000.

Notes Payable - Related Party:

On May 1, 2012, the Company received a $25,000 loan from a director of the Company. The loan bears interest at 7% per annum with principal and interest payable on or before April 30, 2013. On September 1, 2012, the Company received an $18,000 loan from a director of the Company.  The loan bears interest at 7% per annum with principal and interest payable on or before August 31, 2013.  As of September 30, 2012, the Company also owes $2,000 to the same director.  This loan is non-interest bearing and due on demand.  During 2013, all loans were extended for one year.  At December 31, 2013, there is approximately $5,000 in accrued interest included in notes payable - related party related to these notes.  At December 31, 2013, total accrued interest for notes payable - related party was approximately $5,000.

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

In accordance with FASB ASC 350, “Intangibles - Goodwill and Other,” the Company performs goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. As of December 31, 2013, there is no impairment of goodwill.

As of December 31, 2013, the 3,000,000 shares to MedTel, were unissued and are recorded as stock payable in the amount of $275,000.

In connection with the merger, the Company also entered two employment agreements to the former holders of MedTel membership interests. Each agreement provides for bonus compensation of 2,000,000 shares of common stock to be earned equally upon attainment of quarterly sales and profitability goals. At December 31, 2013, no additional compensation has been earned.

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

During the year ended December 31, 2013, the Company effected the following common stock transactions:

The Company issued a total of 1,500,000 shares of the Company’s $0.001 par value common stock to a director for the exercise of options in exchange for cash of $45,000.

Net Medical Xpress Solutions, Inc.

(Formerly New Mexico Software, Inc.)

Notes to Consolidated Financial Statements

NOTE F - STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock, continued:

The Company issued a total of 135,000 shares of the Company’s $0.001 par value common stock to vendors in exchange for services during 2013 valued at $10,000.

The Company issued a total of 2,000,000 shares of the Company’s $0.001 par value common stock to two doctors in exchange for services valued at $60,000.  These services will be performed over three years from 2013 through 2015.  Accordingly, deferred compensation of $40,000 was recorded as of December 31, 2013.  The Company expensed $20,000 during the year ended December 31, 2013.

Earned compensation for the outside directors of $40,000 is included in expense for the year ended December 31, 2013.

Earned compensation for the officers and directors of $40,000 is included in expense for the year ended December 31, 2013.

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

During the year ended December 31, 2013, the Company effected no preferred stock transactions.

Stock Options:

Exercise prices and weighted-average contractual lives of stock options outstanding as of December 31, 2013 and 2012 are as follows:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Number Exercisable
$0.03-$0.044	8,000,000	3.37	$0.03	8,000,000

Net Medical Xpress Solutions, Inc.

(Formerly New Mexico Software, Inc.)

Notes to Consolidated Financial Statements

NOTE F - STOCKHOLDERS’ EQUITY (CONTINUED)

Stock Options, continued:

Summary of Options Granted and Outstanding:

	For the Years Ended December 31,
	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	10,553,920	$0.03	10,962,250	$0.03
Granted	0	$0.00	0	$0.00
Cancelled	(1,053,920)	$0.06	(408,330)	$0.06
Exercised	(1,500,000)	$0.00	0	$0.00
Outstanding at end of year	8,000,000	$0.03	10,553,920	$0.03

During the year ended December 31, 2013, no options were granted.

NOTE G - INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of December 31, 2013, the Company had net operating loss carry forwards of approximately $15,311,000, which expire in varying amounts between 2018 and 2029. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carry forward.

At December 31, 2013 and 2012, the Company had a federal operating loss carry forward of $15,311,000 and $15,341,000, respectively.

Net Medical Xpress Solutions, Inc.

(Formerly New Mexico Software, Inc.)

Notes to Consolidated Financial Statements

NOTE G - INCOME TAXES (CONTINUED)

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2013	2012
Deferred tax assets:
Net operating loss carry forward	$4,902,000	$4,954,000
Stock based compensation	70,000	80,000

Total deferred tax assets	4,972,000	5,034,000
Less: Valuation Allowance	(4,972,000)	(5,034,000)

Net Deferred Tax Assets	$--	$--

The valuation allowance for deferred tax assets as of December 31, 2013 and 2012 was $4,972,000 and $5,034,000, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would be realized as of December 31, 2013 and 2012.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2013	2012

Federal statutory tax rate	(30.0)%	(30.0)%
State taxes, net of federal tax benefit	(5.0)%	(5.0)%
Permanent difference and other	40.0%	40.0%

Effective tax rate	0%	0%

NOTE H - MAJOR CUSTOMERS

During the year ended December 31, 2013 and 2012, one customer accounted for 22% and 31%, respectively, of the Company's total revenue.

As of December 31, 2013, balances due from one customer comprised 23% or $148,000 of total accounts receivable.

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

Information related to the Company's reportable segments for the year ended December 31, 2013 is as follows:

	Solutions	Staffing	Services	Specialists	TOTAL
Revenue	$461,000	$168,000	$3,754,000	$428,000	$4,811,000

Cost of service	237,000	84,000	2,912,000	417,000	3,650,000
General and administrative	258,000	92,000	353,000	241,000	944,000
Depreciation	8,000	0	11,000	0	19,000
Research and development	46,000	0	0	110,000	156,000

Operating income (loss)	$(88,000)	$(8,000)	$478,000	$(340,000)	$42,000

Total assets	$216,000	$340,000	$411,000	$429,000	$1,396,000

A reconciliation of the segments' operating income to the consolidated net income is as follows:

Segment’s operating income	$ 42,000
Other income (expense)	(12,000)
Consolidated net income	$ 30,000

NOTE J - COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring on January 31, 2017.  The Company also leases office and computer equipment.  Future minimum lease payments as of December 31, 2013 are as follows:

Year	Amount
2014	80,000
2015	82,000
2016	84,000
2017	7,000

Rent expense for the years ended December 31, 2013 and 2012 amounted to $74,000 and $67,000, respectively.

Net Medical Xpress Solutions, Inc.

(Formerly New Mexico Software, Inc.)

Notes to Consolidated Financial Statements

NOTE J - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment Agreement (Related Party):

During the first quarter of 2013, the Company entered into a new employment agreement with Mr. Govatski whereby agreeing to annual compensation of $30,000 for a term of one year commencing on January 1, 2013. The agreement will automatically renew annually unless terminated by either party.  The non-compete agreement has remained intact and becomes effective only in the event of termination by either party.  It will remain in effect for duration of the contract.

NOTE K - SUBSEQUENT EVENTS

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two most recent fiscal years, there have been no disagreements with L.L. Bradford & Company, our independent auditor for the years ended December 31, 2013 and December 31, 2012, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.  CONTROLS AND PROCEDURES

307 - Disclosure controls and procedures:  As of December 31, 2013, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.  Disclosure controls and procedures are defined in Exchange Act Rule 15d-15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, such disclosure controls and procedures were not effective.

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

308(a)(3) - Evaluation of our internal control over financial reporting:  Pursuant to Rule 15d-15 of the Exchange Act, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013.   Based on this evaluation, our management, with the participation of our principal executive and principal financial officers, concluded that our internal control over financial reporting was not effective as of December 31, 2013.  Management has identified the following material weakness in our internal control over financial reporting:

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

308(c) - Changes in internal control over financial reporting:  Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the year ended December 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position	Director Since
Richard F. Govatski	69	Chairman, President and Chief Executive Officer	1999
Teresa B. Dickey	70	Director, Secretary & Treasurer	2002
John E. Handley	52	Director	2003
Frank A. Reidy	72	Director	2005

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

Board Meeting Attendance.

Our board held three meetings during 2013.  All directors attended the meeting, some in person and some by telephone.

Shareholder Communications.

We have not established any process for security holders to communicate with our board of directors.  Our stockholders are welcome to contact our directors and executive officers individually at any time, subject to the limitations of material non-public information pursuant to Regulation FD.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table.  The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to us, or any of its subsidiaries, for the years ended December 31, 2013, 2012 and 2011.  We did not pay any executive officer more than $100,000 in the last three fiscal years.

Name and Principal Position	Year	Salary	Stock Awards	Total ($)
Richard F. Govatski	2013	$28,000	$20,000	$48,000
President and Chief Executive Officer	2012	$21,000	$20,000	$41,000
	2011	$60,000	$15,000	$75,000
Teresa B. Dickey	2012	$28,000	$20,000	$48,000
Chief Financial Officer	2012	$21,000	$20,000	$41,000
	2011	$60,000	$15,000	$75,000

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option/Par Values

The following table sets forth certain information regarding stock options granted during fiscal 2012 and held as of December 31, 2013, by Mr. Govatski.

Name	Shares acquired on exercise	Value realized	Number of securities underlying unexercised options at fiscal year-end Exercisable/Unexercisable	Value of unexercised in-the-money options at fiscal year-end (1) Exercisable/Unexercisable
Richard F. Govatski	-0-	N/A	3,500,000/0	$178,500/$0 (2)

(1) Value is based on the closing sale price of the Common Stock on December 31, 2013, the last trading day of fiscal 2013 ($0.083), less the applicable option exercise price.

(2) Of these options, 500,000 were exercisable at $0.044 per share and 3,000,000 were exercisable at $0.03 per share.

Employment Contracts

During the first quarter of 2013, the Company entered into a new employment agreement with Mr. Govatski whereby agreeing to annual compensation of $30,000 for a term of one year commencing on January 1, 2013. The agreement will automatically renew annually unless terminated by either party.  The non-compete agreement has remained intact and becomes effective only in the event of termination by either party.  It will remain in effect for duration of the contract.

We do not have an employment agreement with Ms. Dickey.

Compensation of Directors

Name	Shares Awards	2013 Total
John Handley	$20,000	$20,000
Frank Reidy	$20,000	$20,000

Directors are permitted to receive fixed fees and other compensation for their services.  The Board of Directors has the authority to fix the compensation of directors.  During the year ended December 31, 2012, the Board awarded 1,000,000 shares of our common stock to each Director for services performed during the fiscal year ended December 31, 2013. No additional compensation was granted for services as Directors. During 2013, Mr. Govatski and Ms. Dickey agreed to forego compensation as directors and apply the shares originally received as director compensation toward their executive salaries for 2013.

Stock Option and Stock Issuance Plans

Plan	Year	Options Outstanding and Exercisable (#)	Option Expiration Date
Stock Incentive Plan	2005	500,000	March 2, 2015
Stock Incentive Plan	2006	7,500,000	October 17, 2016

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)
Richard F. Govatski	22,664,043 (2)	14.11%
Teresa B. Dickey	8,175,510 (3)	5.09%
John Handley	9,983,170 (4)	6.22%
Frank Reidy	15,763,530	9.81%
Directors and Executive Officers as a Group (4 Persons)	56,586,253	35.23%

(1) All of the persons are believed to have sole voting and investment power over the shares of common stock listed or share voting and investment power with his or her spouse, except as otherwise provided.  Percentage is based on 160,622,470 shares outstanding as of March 3, 2014.  Percentage includes amounts which the listed beneficial owner has the right to acquire within sixty days.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We did not enter into any transactions with our directors and executive officers in 2013, other than service and employment-based transactions, and none are proposed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth amounts we have been billed with respect to 2013 and 2012 for certain services provided by our independent accountant.

Service	2013	2012
Audit	$29,000	$29,000
Review of unaudited financial statements	$7,000	$7,000
Audit-related fees	none	none
Tax compliance, tax advice and tax planning	$3,000	$3,000
All other services	none	none

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

Net Medical Xpress Solutions, Inc.

Date: March 19, 2014	/s/ Richard F. Govatski
Richard F. Govatski
President, Chief Executive Officer and Chairman of the
Board of Directors

Date: March 19, 2014	/s/ Teresa B. Dickey
Teresa B. Dickey, Director, Secretary, Treasurer and
Principal Financial Officer

Date: March 19, 2014	/s/ John Handley
John E. Handley, Director

Date: March 19, 2014	/s/ Frank A. Reidy
Frank A. Reidy, Director