Form 10-Q
period 2014-03-31
Net Medical Xpress Solutions, Inc.
filed 2014-05-15
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of each of the issuer’s classes of common stock at May 12, 2014 was 163,622,470.

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

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Net Medical Xpress Services, Inc.

Condensed Consolidated Balance Sheets

(Rounded to the nearest thousand)

(Unaudited)

	March 31,	December 31,
	2014	2013
Assets

Current assets:
Cash and equivalents	$371,000	$421,000
Accounts receivable, net of allowance of $29,000	741,000	606,000
and $29,000, respectively
Inventory	14,000	2,000
Prepaid expenses and other assets	40,000	66,000
Total current assets	1,166,000	1,095,000

Furniture, equipment and improvements, net of accumulated	54,000	58,000
depreciation of $649,000 and $643,000, respectively
Security deposits	4,000	4,000
Goodwill	239,000	239,000

Total Assets	$1,463,000	$1,396,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$709,000	$676,000
Accrued expenses	74,000	79,000
Deferred revenue	2,000	2,000
Capital lease	6,000	7,000
Note payable - related party	50,000	48,000
Total current liabilities	841,000	812,000

Long-term liabilities
Notes payable - related party	-	2,000
Capital lease - long-term portion	10,000	11,000
Total long-term liabilities	10,000	13,000

Total liabilities	851,000	825,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized,
0 shares issued and outstanding as of 3/31/14 and 12/31/13, respectively	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 160,622,470 and 160,622,470 shares issued
and outstanding as of 3/31/14 and 12/31/13, respectively	160,000	160,000
Paid-in capital	15,466,000	15,466,000
Subscriptions payable	341,000	296,000
Deferred compensation	(35,000)	(40,000)
Accumulated deficit	(15,320,000)	(15,311,000)
Total stockholders' equity	612,000	571,000

Total Liabilities and Stockholders' Equity	$1,463,000	$1,396,000

The accompanying notes are an integral part of these financial statements.

Net Medical Xpress Services, Inc.

Condensed Consolidated Statements of Operations

(Rounded to the nearest thousand)

(Unaudited)

	For the three months ended
	March 31,
	2014	2013

Revenues
Net Medical Xpress Solutions	$114,000	$129,000
Net Medical Xpress Services	981,000	979,000
Net Medical Xpress Specialists	109,000	113,000
Net Medical Xpress Staffing	67,000	-
Gross revenues	1,271,000	1,221,000

Cost of services	982,000	916,000

Gross profit	289,000	305,000

Operating costs and expenses:
General and administrative	251,000	226,000
Depreciation and amortization	3,000	8,000
Research and development	40,000	16,000
Total operating costs and expenses	294,000	250,000

Net operating income (loss)	(5,000)	55,000

Other expense:
Interest expense	(4,000)	(2,000)
Total other expense	(4,000)	(2,000)

Net income (loss)	$(9,000)	$53,000

Income (loss) per share - basic	$(0.00)	$0.00

Weighted average number of common
shares outstanding - basic	162,122,470	157,087,310

Weighted average number of common
shares outstanding - fully diluted	165,322,356	161,837,682

The accompanying notes are an integral part of these financial statements.

Net Medical Xpress Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Rounded to the nearest thousand)

(Unaudited)

	For the three months ended
	March 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(9,000)	$53,000
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Common stock issued for services	5,000	5,000
Common stock issued for services to board members and officers	-	20,000
Depreciation and amortization	3,000	9,000
Depreciation and amortization allocated to cost of goods sold	3,000	1,000
Changes in operating assets and liabilities:
Accounts receivable	(135,000)	(105,000)
Inventory	(12,000)	(5,000)
Prepaid expenses and other assets	26,000	8,000
Accounts payable	33,000	91,000
Accrued expenses	(5,000)	7,000
Net cash provided (used) by operating activities	(91,000)	84,000

Cash flows from investing activities
Acquisition of fixed assets	(2,000)	-
Net cash used by investing activities	(2,000)	-

Cash flows from financing activities
Repayment of principal under capital lease	(2,000)	(1,000)
Net proceeds from the exercise of options	45,000	-
Net cash provided by financing activities	43,000	(1,000)

Net increase in cash equivalents	(50,000)	83,000
Cash equivalents - beginning	421,000	109,000
Cash equivalents - ending	$371,000	$192,000

Supplemental disclosures:
Interest paid	$4,000	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 and notes thereto included in the Company's Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification:

Certain reclassifications have been made to conform the 2013 amounts to the 2014 classifications for comparative purposes.

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

Cash and Cash Equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At March 31, 2014, the Company did not have cash and equivalents that exceeded federally insured limits.

Trade Accounts Receivable:

The Company extends unsecured credit to customers under normal trade agreements which generally require payment within 30 - 45 days.  Accounts not paid within 15 days after their original due date are considered delinquent.  Unless specified by the customer, payments are applied to the oldest unpaid invoice.  Accounts receivable are presented at the amount billed.

The Company also estimates an allowance for doubtful accounts, which amounted to $29,000 and $29,000 at March 31, 2014 and December 31, 2013, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, for the three months ended March 31, 2014 and 2013 totaled $0 and $1,000, respectively.

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

Long-Lived Assets:

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company determined that none of its long-term assets at March 31, 2014 or December 31, 2013 were impaired.

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

During the three months ended March 31, 2014 and 2013, the Company recognized stock-based compensation expense totaling $0 and $20,000, from the issuance of a total of 0 and 0 shares of its common stock to officers, directors, and consultants (See Note E).

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

Net Medical Xpress Solutions, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued):

The Company follows the guidance in FASB ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with FASB ASC Topic 450.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At March 31, 2014 and March 31, 2013, there were no custom software development arrangements in progress.

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

Advertising Expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $0 and $0 for the three months ended March 31, 2014 and 2013, respectively.

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

Fair Value of Financial Instruments (continued):

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

NOTE D - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of March 31, 2014 consisted of the following:

Computers	499,000
Furniture, fixtures and equipment	143,000
Automobiles	41,000
Leasehold improvements	20,000
703,000
Accumulated depreciation	(649,000)
$ 54,000

Depreciation expense for the three months ended March 31, 2014 and 2013 was $6,000 and $8,000, respectively.

NOTE E - CAPITAL TRANSACTIONS

Common stock:

During the three month period ended March 31, 2014, the Company effected the following stock transactions:

The Company issued a total of 1,500,000 shares of the Company’s $0.001 par value common stock to a director for the exercise of options valued at $45,000.

Warrants:

During the three month period ended March 31, 2014, there were no warrants issued and none were exercised.

There are no warrants outstanding as of March 31, 2014.

Net Medical Xpress Solutions, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE E - CAPITAL TRANSACTIONS (CONTINUED)

Stock options:

Stock options employees and directors - During the quarters ended March 31, 2014 and 2013, the Company made no grants of stock options to employees or directors.

Stock options non-employees and directors - During the quarters ended March 31, 2014 and 2013, the Company made no grants of stock options for services.

Exercise prices and weighted-average contractual lives of stock options outstanding as of March 31, 2014, are as follows:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$0.03-$0.044	6,500,000	3.13	$0.03	6,500,000	$0.03

Summary of Options Granted and Outstanding:

	For the three months ended March 31,
	2014
	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	8,000,000	$0.03
Granted	-	-
Cancelled	-	-
Exercised	1,500,000	-
Outstanding at end of period	6,500,000	$0.03

NOTE F - MAJOR CUSTOMERS

During the three month period ended March 31, 2014, two customers accounted for 34% or approximately $429,000 of the Company's revenue.

As of March 31, 2014, balances due from two customers comprised 25% or approximately $190,000 of total accounts receivable.

NOTE G - REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on separate lines of business. The parent company, Net Medical Xpress Solutions, derives revenues from the development and marketing of proprietary internet technology-based software.  Net Medical Xpress Staffing, the Company’s new division formed by the purchase of MedTel Solutions, LLC on July 1, 2013, specializes in the recruitment and staffing of telemedicine physicians.   The Company’s wholly-owned subsidiary, Telerad Service, Inc., operates under the trade names Net Medical Xpress Services and Net Medical Xpress Specialists.  Net Medical Xpress Services provides medical diagnostic reading services.  Net Medical Xpress Specialists provides telemedicine services to hospitals and other medical entities.

Net Medical Xpress Solutions, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE G - REPORTABLE SEGMENTS (CONTINUED)

Information related to the Company's reportable segments for the quarter ended March 31, 2014 is as follows:

	Solutions	Services	Specialists	Staffing	TOTAL

Revenue	$114,000	$981,000	$109,000	$67,000	$1,271,000

Cost of service	66,000	756,000	109,000	51,000	982,000
General and administrative	29,000	94,000	69,000	59,000	251,000
Depreciation	2,000	1,000	0	0	3,000
Research and development	2,000	0	4,000	34,000	40,000

Operating income (loss)	$15,000	$130,000	$(73,000)	$(77,000)	$(5,000)

Total assets	$254,000	$839,000	$52,000	$318,000	$1,463,000

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

Segment’s operating income	$ (5,000)
Other income (expense)	(4,000)
Consolidated net income	$ (9,000)

NOTE H - COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring on January 31, 2017.  The Company also leases office and computer equipment.  Future minimum lease payments as of March 31, 2014, are as follows:

Year	Amount
2014	$64,000
2015	$87,000
2016	$90,000
2017	$7,000

Rent expense for the three months ended March 31, 2014 and 2013 amounted to $20,000 and $18,000, respectively.

Employment Agreement (Related Party):

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

NOTE I - SUBSEQUENT EVENTS

On April 14, 2014, the Company issued a total of 3,000,000 shares of the Company’s $0.001 par value common stock related to the purchase of MedTel Solutions, LLC on July 1, 2013.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

OVERVIEW

We operate our business in four divisions.

Our Net Medical Xpress Solutions division derives revenues from the development and marketing of proprietary internet-based software.  This division encompasses all revenues and costs from the software aspect of our business, including software usage, software hosting and maintenance, and custom programming (customization or modification to our core software products).  Software usage and hosting include our customers who use our proprietary XR-EXpress software to provide their own radiological services.  This division also occasionally derives revenue from scanning services and other services such as consulting, training and installation.

Our Net Medical Xpress Staffing division was formed as a result of the purchase of MedTel Solutions, LLC.  This division specializes in the recruitment and staffing of telemedicine physicians.

Our Net Medical Xpress Services division provides medical diagnostic reading services for radiology and cardiology.  We currently employ seventy licensed radiologists and twenty licensed cardiologists in this division.  We use the same proprietary XR-EXpress software to provide these services that we offer to our customers of our Net Medical Xpress Solutions division.

Our Net Medical Xpress Specialists division provides telemedicine services to hospitals and other medical facilities.  We currently employ fifteen credentialed specialists in the field of neurology in this division, which includes stroke and behavioral assessment.  We facilitate real-time assessment of patients through examination via video conferencing, combined with our proprietary medical software.  Revenues and costs in this division also include sales of our proprietary package of equipment necessary for our medical facility customers to initiate their participation in our specialists program.

RESULTS OF OPERATIONS

TOTAL REVENUES:

For the Three Months Ended March 31,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$1,271,000	$1,221,000	$50,000	4.1%

These changes are a result of the following factors:

Net Medical Xpress Solutions Revenues

1.  Software usage fees:

For the Three Months Ended March 31,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$100,000	$115,000	$(15,000)	(13.0)%

The decrease in software usage fees for the three months ended March 31, 2014 as compared to the same period in 2013 is primarily due to variances in the volume of radiology reports generated for our existing customers.  These customers are using our XR-EXpress software to conduct their own businesses.

2.  Software hosting and maintenance:

For the Three Months Ended March 31,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$13,000	$14,000	$(1,000)	(7.1)%

This decrease is due to the loss of one small customer during the fourth quarter of 2013.   Although we still have a few customers using our digital filing cabinet (DFC) product, the majority of our customers and all of our new customers are using our XR-EXpress software. We generally charge usage fees based on radiological reports generated using XR-EXpress, which includes storage of the reports for later access by the customers, rather than monthly hosting fees.  We may occasionally charge a monthly maintenance fee for new customers for the use of our XR-Express software.  Software maintenance consists mainly of technical support for our medical software.   We expect revenues in this category to stay relatively constant during 2014, as we continue to focus our efforts on growing our telemedicine business, particularly our specialists program.

3.  Other revenues:

For the Three Months Ended March 31,

	2014	2013	Increase (Decrease)	Percent Inc (Dec)
Bandwidth	$1,000	$1,000	$0	0.0%

The bandwidth service is a charge for internet access for one customer.  We do not anticipate that this service will be a major revenue generator for us in the future.

Net Medical Xpress Services Revenues

1.  Radiological services:

For the Three Months Ended March 31,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$948,000	$952,000	$(4,000)	(0.4)%

The decrease in radiological services is due to a net decreased volume of reads by existing customers.

2.  Cardiological services:

For the Three Months Ended March 31,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$33,000	$27,000	$6,000	22.2%

The increase in cardiological services is due to a net increase in the volume of reads for existing customers.

Net Medical Xpress Specialists Revenues

1.  Neurological services:

For the Three Months Ended March 31,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$109,000	$63,000	$46,000	73.0%

The increase in neurological services revenue is due to the addition of new customers throughout  the year 2013 and in the beginning of 2014.  We expect this revenue to continue increasing during the remainder of 2014 as we continue to add new customers.

2.  Specialists program hardware sales:

For the Three Months Ended March 31,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$0	$49,000	$(49,000)	(100.0)%

The decrease in the specialists program hardware sales is due to the fact that we did not add new customers during the first quarter of 2014, as compared to the addition of several new customers during the first quarter of 2013.  The specialist program hardware sales are sales of our proprietary package of third-party equipment required for a customer to begin using our specialist services.  This sale is typically a one-time event with each new customer.  We expect hardware sales to continue during the remainder of 2014 as we add new customers.  We also expect to expand the specialist program to include other medical services during the remainder of 2014.

Net Medical Xpress Staffing Revenues

1.  Recruiting and staffing services:

For the Three Months Ended March 31,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$67,000	$0	$67,000	Not meaningful

This increase is due to the fact that we purchased MedTel Solutions, LLC on July 1, 2013.  We do not expect the revenue for this customer to continue during the remainder of 2014, although we are currently developing new customers that we expect to produce revenues beginning in the second or third quarter of 2014.

COST OF SERVICES:

For the Three Months Ended March 31,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$982,000	$916,000	$66,000	7.2%

Approximately eighty percent of the costs of services for the first three months of 2014 are direct costs related to the services and specialists divisions.  These costs consist of radiologist fees, cardiologist fees, neurologist fees, behavioral medicine doctor fees, professional credentialing, professional licenses, professional liability insurance costs, and costs of hardware associated with the specialists program. The majority of these costs are directly related to revenues.  In addition, we added an additional employee to our customer support staff for the specialists program during 2013, accounting for approximately half of this increase.

GENERAL AND ADMINISTRATIVE EXPENSES:

For the Three Months Ended March 31,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$251,000	$226,000	$25,000	11.1%

The increase in general and administrative expenses is primarily due to increased staffing requirements as we expand our services and increased costs from the compliance audit associated with the FDA clearance of our XR-Express PACS system.

RESEARCH AND DEVELOPMENT COSTS:

For the Three Months Ended March 31,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$40,000	$16,000	$24,000	150.0%

The increase in research and development costs for the first three months of 2014 compared to the same periods in 2013 is due to increased programming costs to continue the development and expansion of the specialists program.

During the first three months of 2014, approximately 90% of our research and development costs were a direct result of staffing.  In the software industry, it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software.  We anticipate research and development costs during 2014 will continue to focus on the development and expansion of software and services for our specialists program.  As a result, these costs may remain somewhat higher than usual during the coming year.

DEPRECIATION:

For the Three Months Ended March 31,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$3,000	$8,000	$(5,000)	(62.5)%

The decrease in depreciation expense is due to assets being fully depreciated but not replaced.

OTHER EXPENSE:

For the Three Months Ended March 31,

	2014	2013	Increase (Decrease)	Percent Inc (Dec)
Interest expense	$4,000	$2,000	$2,000	100.0%

The increase in interest expense is a result of circumstances related to the purchase of MedTel Solutions, LLC during 2013.

REPORTABLE SEGMENTS

We believe gross profit is our key indicator of operating progress.  Our four operating divisions generated the following gross profit, rounded to the nearest 1,000, during the first three months of 2014:

	Solutions	Services	Specialists	Staffing	TOTAL
Revenue	$ 114,000	$ 981,000	$ 109,000	$ 67,000	$ 1,271,000

Direct costs	66,000	756,000	109,000	51,000	982,000

Gross profit	$ 160,000	$ 225,000	$ 0	16,000	$289,000

Gross Profit Percent	42%	23%	0%	24%	23%

The majority of the direct costs in the Solutions division are staffing expenses. We expect the gross profit percentage of this division to remain in the range of 40% to 50% during 2014.

Approximately 81% of the direct costs in the Services division are doctor fees, which are directly related to revenues.  The gross profit percentage may change slightly as the mix of services changes.  We expect this percentage to remain relatively stable during 2014.

Approximately 50% of the direct cost in the Specialists division for the first quarter consists of doctor fees, which are directly related to revenues.  The remaining 50% consists of staffing costs for customer service, which are relatively fixed.  The percentage of fixed costs should decrease as revenues increase over the next few years.  In general, we believe the gross profit percentage of this division will continue to increase during 2014 as the revenues grow, while the fixed costs remain stable.

The majority of the direct costs in the Staffing division are staffing expenses.  We purchased the staffing company on July 1, 2013.  Since this is a relatively new operation, we anticipate the gross profit for this division to increase in the coming years as new customers are added.  However, we are currently developing new projects in this division that may involve additional direct costs such as doctor fees.  Such changes in the type of direct costs could cause inconsistencies in the future gross profit percentages.

Our normal general and administrative expenses continue to be approximately $200,000 to $250,000 per quarter.  However, as we develop a sales and marketing program during 2014 to facilitate growth and expansion of our services and customer base, these general and administrative expenses are expecte to increase.

Information about our reportable segments for the quarter ended March 31, 2014 is as follows:

	Solutions	Services	Specialists	Staffing	TOTAL
Revenue	$114,000	$981,000	$109,000	$67,000	$1,271,000

Cost of service	66,000	756,000	109,000	51,000	982,000
General and administrative	29,000	94,000	69,000	59,000	251,000
Depreciation	2,000	1,000	0	0	3,000
Research and development	2,000	0	4,000	34,000	40,000

Operating income (loss)	$15,000	$130,000	$(73,000)	$(77,000)	$(5,000)

Total assets	$254,000	$839,000	$52,000	$318,000	$1,463,000

A reconciliation of the segments' operating loss across all segments to the consolidated net loss is as follows:

Segment’s operating income	$ (5,000)
Other income (expense)	(4,000)
Consolidated net income	$ (9,000)

LIQUIDITY AND CAPITAL RESOURCES

“Liquidity” refers to our ability to generate adequate amounts of cash to meet our needs for cash.  We believe we will have adequate liquidity to maintain current operations during 2014, but we may choose to locate additional sources of cash to facilitate growth and expansion.  As of March 31, 2014, cash and cash equivalents totaled $371,000, representing a $50,000 decrease from December 31, 2013. This decrease in available cash was due to the following factors during the period:

Operating activities:

For the Three Months Ended March 31,

2014	2013	Inc (Dec) in available cash
used $91,000	provided $84,000	$(175,000)

The decrease in available cash from operations is mainly due to a combination of the following factors:

•

a $70,000 decrease in available cash due to the net increase in accounts payable and accrued expenses of $28,000 during the first three months of 2014 as compared to a net increase of $81,000 during the first three months of 2013.  The changes in accounts payable are mainly due to changes in doctors’ fees that vary with revenues throughout the year.  The changes in accrued expenses are mainly due to variances in insurance contracts throughout the year.

•

a $62,000 decrease in available cash due to net loss of $9,000 during the first three months of 2014 as compared to net income of $53,000 during the first three months of 2013.

•

a $30,000 decrease in available cash due to the net increase in accounts receivable of $135,000 during the first three months of 2014 as compared to a net increase in accounts receivable of $105,000 during the first three months of 2013.  The changes in accounts receivable are mainly due to changes in revenues throughout the year.

•

several minor factors in addition to the above major factors.

Investing activities:

For the Three Months Ended March 31,

2014	2013	Inc (Dec) in available cash
used $2,000	used $0	$(2,000)

The use of cash during 2014 was for the purchase of additional computer equipment.

Financing activities:

For the Three Months Ended March 31,

2014	2013	Inc (Dec) in available cash
provided $43,000	used $1,000	$44,000

The changes in financing activities are primarily due to the exercise of options during the first quarter of 2014.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space, computer equipment and office equipment.

At March 31, 2014, we had a working capital surplus of $325,000 as opposed to a working capital surplus of $283,000 at the beginning of the period, an increase of $42,000.  Although we generated a net profit at the end of 2013, and we expect continue profitable operations in general during 2014, we may continue to sell equity securities and incur debt if needed to meet our operating needs and facilitate growth and expansion of our services during 2014.

We anticipate that our primary uses of cash in the next year will continue to be for general operating purposes and to facilitate growth and expansion by establishing a sales and marketing program.  We anticipate our operating cash requirements for the next twelve months to be in the range of $5,000,000 to $7,000,000.  Profitability remains our primary goal.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

307 - Disclosure controls and procedures:  As of March 31, 2014, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d-15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, such disclosure controls and procedures were not effective.  The primary reasons for management’s conclusions are that we did not have a plan in place for implementing controls and procedures and insufficient personnel to implement checks and balances.  We believe that we will not have sufficient funds available to develop a plan in the foreseeable future.  We do not anticipate that our business will need sufficient personnel in the foreseeable future that are needed to implement checks and balances.

308(b) - Changes in internal control over financial reporting:  Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect this control.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

We are not engaged in any litigation, nor do we have or anticipate any claims at the date of this report.  We may experience litigation in the normal course of business.

ITEM 1A.  RISK FACTORS

Not required.

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

NET MEDICAL XPRESS SOLUTIONS, INC.

Date: May 15, 2014	By /s/ Richard F. Govatski
Richard F. Govatski, President (Principal
Executive Officer)

Date: May 15, 2014	By /s/ Teresa B. Dickey
Teresa B. Dickey, Treasurer (Principal
Financial Officer)