Form 10-Q
period 2014-06-30
Net Medical Xpress Solutions, Inc.
filed 2014-08-11
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of each of the issuer’s classes of common stock at August 4, 2014 was 163,622,470.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This quarterly report on Form 10-Q, other reports we have file and will file pursuant to Section 15(d) of the Securities Exchange Act of 1934 and press releases we have issued and will issue will have contained and will contain, as the case may be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, we use words such as “anticipate”, “assumption”, ” believe”, “could”, “estimate”, “expect”, “forecast”, “intend”, “may”, “objective”, “outlook”, “plan” and “plans”, “potential”, “predict”, project” and “projection”, “seek”, “should”, “will continue”, “will result” and “would”, or other such words, whether nouns or pronouns and verbs or adverbs in the future tense and words and phrases that convey similar meaning and uncertainty of and information about future events or outcomes and statements about performance that is not an historical fact to identify these forward–looking statements. Such words and statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this document.

There are a number of important factors beyond our control that could cause actual results to differ materially from the results anticipated by these forward–looking statements.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include the following:

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

•

Inability to locate sources to retire our line of credit or to obtain alternative lending sources

•

Inability to solve cash flow problems

We make these forward–looking statements based our beliefs and on various factors and using numerous assumptions using information available at the time we make these statements.  Forward-looking statements (i) are neither predictions nor guaranties of future events or circumstances, and (ii) the assumptions, beliefs, expectations, forecasts and projections about future events may differ materially from actual results.  You have no assurance the factors and assumptions we have used as a basis for forward-looking statements will prove to be materially accurate when the events they anticipate actually occur in the future; and, you should not place undue reliance on any such forward-looking statements.  We undertake no obligation to publicly update any forward–looking statement to reflect developments occurring after the date of this annual report or after the date of any previous or subsequent report or any press release after publication.

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Net Medical Xpress Solutions, Inc.

Condensed Consolidated Balance Sheets

(Rounded to the nearest thousand)

(Unaudited)

	June 30,	December 31,
	2014	2013
Assets

Current assets:
Cash and equivalents	$432,000	$421,000
Accounts receivable, net of allowance of $29,000	653,000	606,000
and $29,000, respectively
Inventory	15,000	2,000
Prepaid expenses and other assets	140,000	66,000
Total current assets	1,240,000	1,095,000

Furniture, equipment and improvements, net of accumulated
depreciation of $656,000 and $643,000, respectively	54,000	58,000
Security deposits	4,000	4,000
Goodwill	239,000	239,000

Total Assets	$1,537,000	$1,396,000

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$736,000	$676,000
Accrued expenses	177,000	79,000
Deferred revenue	2,000	2,000
Capital lease	8,000	7,000
Notes payable - related party	49,000	48,000
Total current liabilities	972,000	812,000

Long-term liabilities
Notes payable - related party	2,000	2,000
Capital lease - long-term portion	13,000	11,000
Total long-term liabilities	15,000	13,000

Total liabilities	987,000	825,000

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 500,000 shares authorized, 0 shares
issued and outstanding, as of 6/30/14 and 12/31/13, respectively	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 163,622,470 and 160,622,470 shares issued
and outstanding as of 6/30/14 and 12/31/13, respectively	163,000	160,000
Paid-in capital	15,738,000	15,466,000
Subscriptions payable	66,000	296,000
Deferred compensation	(30,000)	(40,000)
Accumulated deficit	(15,387,000)	(15,311,000)
Total stockholders' equity (deficit)	550,000	571,000

Total Liabilities and Stockholders' Equity (Deficit)	$1,537,000	$1,396,000

The accompanying notes are an integral part of these financial statements.

Net Medical Xpress Solutions, Inc.

Condensed Consolidated Statements of Operations

(Rounded to the nearest thousand)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues
Net Medical Xpress Solutions	$107,000	$116,000	$221,000	$245,000
Net Medical Xpress Services	935,000	973,000	1,915,000	1,952,000
Net Medical Xpress Specialists	132,000	117,000	242,000	230,000
Net Medical Xpress Staffing	-	-	67,000	-
Gross revenues	1,174,000	1,206,000	2,445,000	2,427,000

Cost of services	959,000	927,000	1,941,000	1,843,000

Gross profit	215,000	279,000	504,000	584,000

Operating costs and expenses:
General and administrative	244,000	225,000	495,000	451,000
Depreciation and amortization	4,000	4,000	7,000	12,000
Research and development	30,000	45,000	70,000	61,000
Total operating costs and expenses	278,000	274,000	572,000	524,000

Net operating income (loss)	(63,000)	5,000	(68,000)	60,000

Other income (expense):
Interest expense	(4,000)	(4,000)	(8,000)	(6,000)
Total other income (expense)	(4,000)	(4,000)	(8,000)	(6,000)

Net income (loss)	$(67,000)	$1,000	$(76,000)	$54,000

Income (loss) per share - basic	$(0.00)	$0.00	$(0.00)	$0.00
Income (loss) per share - diluted	$(0.00)	$0.00	$(0.00)	$0.00

Basic weighted average common shares outstanding	165,222,470	167,172,961	164,948,989	165,205,143
Diluted weighted average common shares outstanding	168,422,356	167,172,961	168,148,875	165,205,143

The accompanying notes are an integral part of these financial statements.

Net Medical Xpress Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(Rounded to the nearest thousand)

(Unaudited)

	For the six months ended
	June 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(76,000)	$54,000
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Common stock issued for services to board members and officers	-	40,000
Common stock issued for services	10,000	20,000
Depreciation and amortization	7,000	15,000
Depreciation and amortization allocated to cost of goods sold	6,000	1,000
Changes in operating assets and liabilities:
Accounts receivable	(47,000)	(89,000)
Inventory	(13,000)	(4,000)
Prepaid expenses and other assets	(74,000)	76,000
Accounts payable	60,000	10,000
Accrued expenses	98,000	(87,000)
Net cash provided (used) by operating activities	(29,000)	36,000

Cash flows from investing activities
Assets purchased under capital lease	8,000	-
Acquisition of fixed assets	(9,000)	(5,000)
Net cash used by investing activities	(1,000)	(5,000)

Cash flows from financing activities
Repayment of principal under capital lease	(5,000)	(2,000)
Proceeds from notes payable - related party	1,000	1,000
Net proceeds from the issuance of common stock for the exercise of options	45,000	45,000
Net cash provided by financing activities	41,000	44,000

Net increase in cash equivalents	11,000	75,000
Cash equivalents - beginning	421,000	109,000
Cash equivalents - ending	$432,000	$184,000

Supplemental disclosures:
Interest paid	$4,000	$4,000

Supplemental disclosures of non-cash financing activities:
Insurance contracts financed	$166,000	$179,000

Assets purchased under capital lease	$8,000	$-

The accompanying notes are an integral part of these financial statements.

Net Medical Xpress Solutions, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

Cash and Cash Equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At June 30, 2014, the Company did not have cash and equivalents that exceeded federally insured limits.

Trade Accounts Receivable:

The Company extends unsecured credit to customers under normal trade agreements which generally require payment within 30 - 45 days.  Accounts not paid within 15 days after their original due date are considered delinquent.  Unless specified by the customer, payments are applied to the oldest unpaid invoice.  Accounts receivable are presented at the amount billed.

The Company also estimates an allowance for doubtful accounts, which amounted to $29,000 and $29,000 at June 30, 2014 and December 31, 2013, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, for the six months ended June 30, 2014 and 2013 totaled $0 and $1,000, respectively.

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

Long-Lived Assets:

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company determined that none of its long-term assets at June 30, 2014 or December 31, 2013 were impaired.

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

Net Medical Xpress Solutions, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation, continued:

During the six months ended June 30, 2014 and 2013, the Company recognized stock-based compensation expense totaling $10,000 and $60,000, from the issuance of a total of 0 and 0 shares of its common stock to officers, directors, and consultants (See Note E).

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

The Company follows the guidance in FASB ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with FASB ASC Topic 450.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At June 30, 2014 and June 30, 2013, there were no custom software development arrangements in progress.

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

Advertising Expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $0 and $0 for the six months ended June 30, 2014 and 2013, respectively.

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

NOTE C - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of June 30, 2014 consisted of the following:

Computers	499,000
Furniture, fixtures and equipment	150,000
Automobiles	41,000
Leasehold improvements	20,000
710,000
Accumulated depreciation	(656,000)
$ 54,000

Depreciation expense for the six months ended June 30, 2014 and 2013 was $7,000 and $12,000, respectively.

Net Medical Xpress Solutions, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE D - CAPITAL TRANSACTIONS

Common stock:

During the six month period ended June 30, 2014, the Company effected the following stock transactions:

The Company received cash for the exercise of options valued at $45,000.  At June 30, 2014, the shares are authorized but not issued.

The Company issued a total of 3,000,000 shares of the Company’s $0.001 par value common stock for the purchase of MedTel Solutions, LLC on July 1, 2013.

The Company expensed $10,000 during the six months ended June 30, 2014 for compensation earned from shares issued during 2013.

Exercise prices and weighted-average contractual lives of stock options outstanding as of June 30, 2014, are as follows:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$0.03-$0.044	6,500,000	2.88	$0.03	6,500,000	$0.03

Summary of Options Granted and Outstanding:

	For the six months ended June 30,
	2014
	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	8,000,000	$0.03
Granted	-	-
Cancelled	-	-
Exercised	1,500,000	-
Outstanding at end of period	6,500,000	$0.03

NOTE E - MAJOR CUSTOMERS

During the six month period ended June 30, 2014, two customers accounted for 35% or approximately $854,000 of the Company's revenue.

As of June 30, 2014, balances due from one customer comprised 27% or approximately $186,000 of total accounts receivable.

Net Medical Xpress Solutions, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE F - REPORTABLE SEGMENTS

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

Information related to the Company's reportable segments for the six months ended June 30, 2014 is as follows:

	Solutions	Services	Specialists	Staffing	TOTAL
Revenue	$221,000	$1,915,000	$242,000	$67,000	$2,445,000

Cost of Service	138,000	1,477,000	225,000	101,000	1,941,000
General & administrative	88,000	158,000	138,000	111,000	495,000
Depreciation	5,000	2,000	0	0	7,000
Research & development	3,000	0	4,000	63,000	70,000

Operating Income (loss)	$(13,000)	$285,000	$(132,000)	$(208,000)	$(68,000)

Total assets	$223,000	$981,000	$85,000	$248,000	$1,537,000

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

Segment’s operating income	$ (68,000)
Other income (expense)	(8,000)
Consolidated net income	$ (76,000)

NOTE G - COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring on January 31, 2017.  The Company also leases office and computer equipment.  Future minimum lease payments as of June 30, 2014, are as follows:

Year	Amount
2014	$48,000
2015	$92,000
2016	$94,000
2017	$9,000

Rent expense for the six months ended June 30, 2014 and 2013 amounted to $41,000 and $37,000, respectively.

Net Medical Xpress Solutions, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE G - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment Agreement (Related Party):

During the first quarter of 2013, the Company entered into a new employment agreement with Mr. Govatski for annual compensation of $30,000 for a term of one year commencing on January 1, 2013. The agreement will automatically renew for one additional term unless terminated by either party.  The non-compete agreement has remained intact and becomes effective only in the event of termination by either party and will remain in effect for a period of one year.

NOTE H - SUBSEQUENT EVENTS

None.

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

RESULTS OF OPERATIONS

TOTAL REVENUES:

For the Six Months Ended June 30,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$2,445,000	$2,427,000	$18,000	0.7%

These changes are a result of the following factors:

Net Medical Xpress Solutions Revenues

1.  Software usage fees:

For the Six Months Ended June 30,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$193,000	$217,000	$(24,000)	(11.1)%

The decrease in software usage fees for the three months and six months ended June 30, 2014 as compared to the same period in 2013 is primarily due to variances in the volume of radiology reports generated for our existing customers.  These customers are using our XR-EXpress software to conduct their own businesses.

2.  Software hosting and maintenance:

For the Six Months Ended June 30,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$26,000	$27,000	$(1,000)	(3.7)%

The decrease in software hosting and maintenance revenues for the six months ended June 30, 2014 as compared to the same period in 2013 is due to rounding.  Although we still have a few customers using our digital filing cabinet (DFC) product, the majority of our customers and all of our new customers are using our XR-EXpress software. We generally charge usage fees based on radiological reports generated using XR-EXpress, which includes storage of the reports for later access by the customers, rather than monthly hosting fees.  We may occasionally charge a monthly maintenance fee for new customers for the use of our XR-Express software.  Software maintenance consists mainly of technical support for our medical software.   We expect revenues in this category to stay relatively constant during 2014, as we continue to focus our efforts on growing our telemedicine business, particularly our specialists program.

3.  Other revenues:

For the Six Months Ended June 30,

	2014	2013	Increase (Decrease)	Percent Inc (Dec)
Bandwidth	$2,000	$1,000	$1,000	100.0%

The bandwidth service is a charge for internet access for one customer that started during the second quarter of 2013.  We do not anticipate that this service will be a major revenue generator for us in the future.

Net Medical Xpress Services Revenues

1.  Radiological services:

For the Six Months Ended June 30,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$1,848,000	$1,919,000	$(44,000)	(3.7)%

The decrease in radiological services is due to a net decreased volume of reads for existing customers.  We have had no significant gains or losses in the number of customers for this service.

2.  Cardiological services:

For the Six Months Ended June 30,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$67,000	$33,000	$34,000	103.0%

The increase in cardiological services is due to a net increase in the volume of reads for existing customers.  We have had no significant gains or losses in the number of customers for this service.

Net Medical Xpress Specialists Revenues

1.  Neurological services:

For the Six Months Ended June 30,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$236,000	$145,000	$91,000	62.8%

The increase in neurological services revenue is due to the addition of new customers during the second half of 2013 and the first half of 2014.  We expect this revenue to continue increasing during the remainder of 2014 as we continue to add new customers.

2.  Specialists program hardware sales:

For the Six Months Ended June 30,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$6,000	$85,000	$(79,000)	(92.9)%

The decrease in the specialists program hardware sales is due to the fact that we added no new customers during the first quarter of 2014 and two during the second quarter of 2014, as compared to the addition of several new customers during each of the first two quarters of 2013.  The specialist program hardware sales are sales of our proprietary package of third-party equipment required for a customer to begin using our specialist services.  This sale is typically a one-time event with each new customer.  We do expect hardware sales to continue during the remainder of 2014 as we add new customers.  We also expect to expand the specialist program to include other medical services during the remainder of 2014.

Net Medical Xpress Staffing Revenues

1.  Recruiting and staffing services:

For the Six Months Ended June 30,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$67,000	$0	$67,000	Not meaningful

The increase in recruiting and staffing revenues during the six months ended June 30, 2014 as compared to the same period last year is due to the fact that we purchased MedTel Solutions, LLC on July 1, 2013.  The staffing division lost one customer during the first quarter of 2014, resulting in no revenue for the second quarter of 2014.  We have several new customers signed, and we expect to see revenues from these contracts beginning in the third quarter of 2014.

COST OF SERVICES:

For the Six Months Ended June 30,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$1,941,000	$1,843,000	$98,000	5.3%

The increase in cost of services for both the quarter and the six months ended June 30, 2014 as compared to the same periods last year is primarily due to the addition of the staffing division resulting from the purchase of MedTel Solutions, LLC on July 1, 2013. Approximately eighty percent of the costs of services for the first six months of 2014 are direct costs related to the services, specialists and staffing divisions.  These costs consist of radiologist fees, cardiologist fees, neurologist fees, as well as engineering and customer service staff expenses. The majority of these costs are directly related to revenues.

GENERAL AND ADMINISTRATIVE EXPENSES:

For the Six Months Ended June 30,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$495,000	$451,000	$44,000	9.8%

Approximately 50% of the increase in general and administrative expenses for both the three months and the six months ended June 30, 2014 as compared to the same periods last year is due to increased legal fees related to the FDA audit of our XR-EXpress software.  This is a standard compliance audit that is required periodically for our certification.  The remaining 50% is due to the addition of a sales person for the specialists program beginning in the third quarter of 2013.

RESEARCH AND DEVELOPMENT COSTS:

For the Six Months Ended June 30,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$70,000	$61,000	$9,000	14.8%

The decrease in research and development costs for the second quarter of 2014 as compared to the same period in 2013 is due to our engineers spending the majority of their time on the FDA compliance audit instead of on research and development.  The increase in research and development costs for the first six months of 2014 compared to the same period in 2013 is due to increased outside programming costs to continue the development and expansion of the specialists program.

During the first six months of 2014, approximately 90% of our research and development costs were a direct result of staffing.  In the software industry, it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software.  We anticipate research and development costs during 2014 will continue to focus on the development and expansion of software and services for our specialists program.  As a result, these costs may remain somewhat higher than usual during the coming year.

DEPRECIATION:

For the Six Months Ended June 30,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$7,000	$12,000	$(5,000)	(41.7)%

The decrease in depreciation expense is due to assets being fully depreciated but not replaced.

OTHER EXPENSE:

For the Six Months Ended June 30,

	2014	2013	Increase (Decrease)	Percent Inc (Dec)
Interest expense	$8,000	$6,000	$2,000	33.3%

The increase in interest expense is a result of circumstances related to the purchase of MedTel Solutions, LLC during 2013.

REPORTABLE SEGMENTS

We believe gross profit is our key indicator of operating progress.  Our four operating divisions generated the following gross profit, rounded to the nearest 1,000, during the first six months of 2014:

	Solutions	Services	Specialists	Staffing	TOTAL
Revenue	$ 221,000	$ 1,915,000	$ 242,000	$ 67,000	$ 2,445,000
Direct costs	138,000	1,477,000	225,000	101,000	1,941,000
Gross profit	$ 83,000	$ 438,000	$ 17,000	$(34,000)	$504,000
Gross Profit Percent	38%	23%	7%	(24)%	21%

The Net Medical Xpress Solutions division’s gross profit was $83,000, or 38%.  The majority of the direct costs in this division are staffing expenses. We expect the gross profit percentage of this division to remain in the range of 35% to 45% during 2014.

The Net Medical Xpress Services division’s gross profit was $438,000, or 23%.  Approximately 81% of the direct costs in this division are physician fees, which are directly related to revenues.  The gross profit percentage may change slightly as the mix of services changes.  In general, the majority of our revenue in this division comes from the reading of plain film (x-rays).  This service produces the lowest margin relative to our other services.  However, because the volume of plain film reads is many times that of our other services such as ultrasounds, MRIs or cardiological services, it would require a significant increase in the volume of our other services and/or a significant decrease in our reads of plain films to produce any significant change in our margins.  Therefore, we expect this percentage to remain relatively stable during 2014.

The Net Medical Xpress Specialists division’s gross profit was $17,000, or 7%.  Approximately 60% of the direct costs in this division for the first half of 2014 consists of physician fees, which are directly related to revenues.  The remaining 40% consists of staffing and other costs such as credentialing, licensing and insurance costs, which are relatively fixed.  The percentage of fixed costs should decrease as revenues increase over the next few years.  In general, we believe the gross profit percentage of this division will continue to increase during 2014 as the revenues grow, while the fixed costs remain stable.

The Net Medical Xpress Staffing division’s gross profit was $(34,000), or 24%.  The staffing division lost its only customer during the first quarter of 2014.  We have several new customers on contract, and we anticipate seeing revenues from these contracts beginning in the third quarter of 2014.  The majority of the direct costs in this division are staffing expenses.  We purchased the staffing company on July 1, 2013.  Since this is a relatively new operation, we anticipate the gross profit for this division to increase in the coming years as new customers are added.  However, we are currently developing new projects in this division that may involve additional direct costs such as physician fees.  Such changes in the type of direct costs could cause inconsistencies in the future gross profit percentages.

We expect our general and administrative expenses to increase to approximately $250,000 to $300,000 per quarter for the remainder of 2014 due to several factors:  the addition of the staffing division during 2013, the increased credentialing requirements in the specialists division, and the development of a sales and marketing program to facilitate growth and expansion of our services and customer base.

Information related to the Company's reportable segments for the six months ended June 30, 2014 is as follows:

	Solutions	Services	Specialists	Staffing	TOTAL
Revenue	$221,000	$1,915,000	$242,000	$67,000	$2,445,000

Cost of Service	138,000	1,477,000	225,000	101,000	1,941,000
General & administrative	88,000	158,000	138,000	111,000	495,000
Depreciation	5,000	2,000	0	0	7,000
Research & development	3,000	0	4,000	63,000	70,000

Operating Income (loss)	$(13,000)	$278,000	$(125,000)	$(208,000)	$(68,000)

Total assets	$223,000	$988,000	$78,000	$248,000	$1,537,000

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

Segment’s operating income	$ (68,000)
Other income (expense)	(8,000)
Consolidated net income	$ (76,000)

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

At June 30, 2014, we had a working capital surplus of $268,000 as opposed to a working capital surplus of $283,000 at the beginning of the period, a decrease of $15,000.  Although we generated a net profit at the end of 2013, and our goal is still to finish 2014 with a net profit, we may continue to sell equity securities and incur debt if needed to meet our operating needs and facilitate growth and expansion of our services during 2014.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

307 - Disclosure controls and procedures:  As of June 30, 2014, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, such disclosure controls and procedures were not effective.  The primary reasons for management’s conclusions are that we did not have a plan in place for implementing controls and procedures and insufficient personnel to implement checks and balances.  We believe that we will not have sufficient funds available to develop a plan in the foreseeable future.  We do not anticipate that our business will need sufficient personnel in the foreseeable future that are needed to implement checks and balances.

308(b) - Changes in internal control over financial reporting:  Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect this control.

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

ITEM 1A.  RISK FACTORS

We do not believe we have experienced any material changes in our risk factors subsequent to our last annual report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about our unregistered sales of common stock during the six months ended June 30, 2014:

Class of Purchaser	Aggregate Number of Shares
Owners of MedTel Solutions, LLC (2)	3,000,000

(1)  We issued these shares in payment for purchase of the company valued at $275,000.

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

NET MEDICAL XPRESS SOLUTIONS, INC.

Date: August 11, 2014	By /s/ Richard F. Govatski
Richard F. Govatski, President (Principal
Executive Officer)

Date: August 11, 2014	By /s/ Teresa B. Dickey
Teresa B. Dickey, Treasurer (Principal
Financial Officer)