Form 10-Q
period 2014-09-30
Net Medical Xpress Solutions, Inc.
filed 2014-11-12
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of each of the issuer’s classes of common stock at November 7, 2014 was 163,622,470.

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

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Net Medical Xpress Solutions, Inc.

Condensed Consolidated Balance Sheets

(Rounded to the nearest thousand)

(Unaudited)

	September 30,	December 31,
	2014	2013
Assets

Current assets:
Cash and equivalents	$315,000	$421,000
Accounts receivable, net of allowance of $18,000	883,000	606,000
and $29,000, respectively
Inventory	14,000	2,000
Prepaid expenses and other assets	108,000	66,000
Total current assets	1,320,000	1,095,000

Furniture, equipment and improvements, net of accumulated
depreciation of $656,000 and $643,000, respectively	48,000	58,000
Security deposits	4,000	4,000
Goodwill	239,000	239,000

Total Assets	$1,611,000	$1,396,000

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$784,000	$676,000
Accrued expenses	145,000	79,000
Deferred revenue	165,000	2,000
Capital lease	8,000	7,000
Notes payable - related party	50,000	48,000
Total current liabilities	1,152,000	812,000

Long-term liabilities
Notes payable - related party	2,000	2,000
Capital lease - long-term portion	11,000	11,000
Total long-term liabilities	13,000	13,000

Total liabilities	1,165,000	825,000

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 500,000 shares authorized, 0 shares
issued and outstanding, as of 9/30/14 and 12/31/13, respectively	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 163,622,470 and 160,622,470 shares issued
and outstanding as of 9/30/14 and 12/31/13, respectively	163,000	160,000
Paid-in capital	15,738,000	15,466,000
Subscriptions payable	66,000	296,000
Deferred compensation	(25,000)	(40,000)
Accumulated deficit	(15,496,000)	(15,311,000)
Total stockholders' equity (deficit)	446,000	571,000

Total Liabilities and Stockholders' Equity (Deficit)	$1,611,000	$1,396,000

The accompanying notes are an integral part of these financial statements.

Net Medical Xpress Solutions, Inc.

Condensed Consolidated Statements of Operations

(Rounded to the nearest thousand)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues
Net Medical Xpress Services	823,000	911,000	2,738,000	2,863,000
Net Medical Xpress Specialists	157,000	118,000	399,000	348,000
Net Medical Xpress Solutions	$90,000	$99,000	$311,000	$344,000
Net Medical Xpress Staffing	21,000	101,000	88,000	101,000
Gross revenues	1,091,000	1,229,000	3,536,000	3,656,000

Cost of services	928,000	909,000	2,869,000	2,752,000

Gross profit	163,000	320,000	667,000	904,000

Operating costs and expenses:
General and administrative	235,000	256,000	730,000	707,000
Depreciation and amortization	4,000	4,000	11,000	16,000
Research and development	29,000	45,000	99,000	106,000
Total operating costs and expenses	268,000	305,000	840,000	829,000

Net operating income (loss)	(105,000)	15,000	(173,000)	75,000

Other income (expense):
Interest expense	(4,000)	(3,000)	(12,000)	(9,000)
Total other income (expense)	(4,000)	(3,000)	(12,000)	(9,000)

Net income (loss)	$(109,000)	$12,000	$(185,000)	$66,000

Income (loss) per share - basic	$(0.00)	$0.00	$(0.00)	$0.00
Income (loss) per share - diluted	$(0.00)	$0.00	$(0.00)	$0.00

Basic weighted average common shares outstanding	165,222,470	164,708,016	163,909,283	163,793,822
Diluted weighted average common shares outstanding	165,222,470	164,708,016	165,593,511	163,793,822

The accompanying notes are an integral part of these financial statements.

Net Medical Xpress Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(Rounded to the nearest thousand)

(Unaudited)

	For the nine months ended
	September 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(185,000)	$66,000
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Common stock issued for services to board members and officers	-	60,000
Common stock issued for services	15,000	25,000
Depreciation and amortization	10,000	19,000
Depreciation and amortization allocated to cost of goods sold	9,000	2,000
Changes in operating assets and liabilities:
Accounts receivable	(277,000)	14,000
Inventory	(12,000)	(7,000)
Prepaid expenses and other assets	(42,000)	122,000
Accounts payable	108,000	44,000
Accrued expenses	66,000	(113,000)
Deferred revenue	163,000	(1,000)
Net cash provided (used) by operating activities	(145,000)	231,000

Cash flows from investing activities
Assets purchased under capital lease	8,000	-
Acquisition of fixed assets	(9,000)	(8,000)
Net cash used by investing activities	(1,000)	(8,000)

Cash flows from financing activities
Repayment of principal under capital lease	(7,000)	(2,000)
Proceeds from notes payable - related party	2,000	2,000
Net proceeds from the issuance of common stock for the exercise of options	45,000	45,000
Working capital received from MedTel Solutions, LLC transaction	-	36,000
Net cash provided by financing activities	40,000	81,000

Net increase in cash equivalents	(106,000)	304,000
Cash equivalents - beginning	421,000	109,000
Cash equivalents - ending	$315,000	$413,000

Supplemental disclosures:
Interest paid	$11,000	$7,000

Supplemental disclosures of non-cash financing activities:
Insurance contracts financed	$166,000	$179,000

Assets purchased under capital lease	$8,000	$-

Supplemental disclosure of noncash investing and financing
activities related to MedTel Solutions, LLC transaction:
Acquistion of goodwill through issuance of commons stock	$-	$239,000

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

Cash and Cash Equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At September 30, 2014, the Company did not have cash and equivalents that exceeded federally insured limits.

Trade Accounts Receivable:

The Company extends unsecured credit to customers under normal trade agreements which generally require payment within 30 - 45 days.  Accounts not paid within 15 days after their original due date are considered delinquent.  Unless specified by the customer, payments are applied to the oldest unpaid invoice.  Accounts receivable are presented at the amount billed.

The Company also estimates an allowance for doubtful accounts, which amounted to $18,000 and $30,000 at September 30, 2014 and December 31, 2013, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, for the nine months ended September 30, 2014 and 2013 totaled $0 and $1,000, respectively.

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

Long-Lived Assets:

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company determined that none of its long-term assets at September 30, 2014 or December 31, 2013 were impaired.

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

Net Medical Xpress Solutions, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (continued):

During the nine months ended September 30, 2014 and 2013, the Company recognized stock-based compensation expense totaling $15,000 and $60,000, from the issuance of a total of 0 and 0 shares of its common stock to officers, directors, and consultants (See Note E).

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

The Company follows the guidance in FASB ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with FASB ASC Topic 450.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At September 30, 2014 and September 30, 2013, there were no custom software development arrangements in progress.

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

Advertising Expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $0 and $0 for the nine months ended September 30, 2014 and 2013, respectively.

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

NOTE C - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of September 30, 2014 consisted of the following:

Computers	499,000
Furniture, fixtures and equipment	150,000
Automobiles	41,000
Leasehold improvements	20,000
710,000
Accumulated depreciation	(662,000)
$ 48,000

Depreciation expense for the nine months ended September 30, 2014 and 2013 was $11,000 and $16,000, respectively.

Net Medical Xpress Solutions, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE D - GOODWILL

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

In accordance with FASB ASC 350, “Intangibles - Goodwill and Other,” the Company performs goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. As of September 30, 2014, there is no impairment of goodwill.

In connection with the merger, the Company also entered two employment agreements to the former holders of MedTel membership interests. Each agreement provides for bonus compensation of 2,000,000 shares of common stock to be earned equally upon attainment of quarterly sales and profitability goals. As of September 30, 2014, these goals have not been met.

NOTE E - CAPITAL TRANSACTIONS

Common stock:

During the nine month period ended September 30, 2014, the Company effected the following stock transactions:

The Company received cash for the exercise of options valued at $45,000.  At September 30, 2014, the shares are authorized but not issued.

The Company issued a total of 3,000,000 shares of the Company’s $0.001 par value common stock for the purchase of MedTel Solutions, LLC on July 1, 2013.

The Company expensed $15,000 during the nine months ended September 30, 2014 for compensation earned from shares issued during 2013.

Exercise prices and weighted-average contractual lives of stock options outstanding as of September 30, 2014, are as follows:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$0.03-$0.044	6,500,000	2.63	$0.03	6,500,000	$0.03

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

NOTE F - MAJOR CUSTOMERS

During the nine month period ended September 30, 2014, two customers accounted for 36% or approximately $1,269,000 of the Company's revenue.

As of September 30, 2014, balances due from three customers comprised 46% or approximately $414,000 of total accounts receivable.

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

Information related to the Company's reportable segments for the nine months ended September 30, 2014 is as follows:

	Services	Specialists	Solutions	Staffing	TOTAL
Revenue	$2,689,000	$448,000	$311,000	$88,000	$3,536,000

Cost of Service	2,129,000	351,000	230,000	159,000	2,869,000
General & administrative	230,000	200,000	131,000	169,000	730,000
Depreciation	3,000	0	8,000	0	11,000
Research & development	0	8,000	3,000	88,000	99,000

Operating Income (loss)	$327,000	$(111,000)	$(61,000)	$(328,000)	$(173,000)

Total assets	$967,000	$234,000	$163,000	$247,000	$1,611,000

Net Medical Xpress Solutions, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE G - REPORTABLE SEGMENTS (CONTINUED)

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

Segment’s operating loss	$ (173,000)
Other income (expense)	(12,000)
Consolidated net loss	$ (185,000)

NOTE H - COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring on January 31, 2017.  The Company also leases office and computer equipment.  Future minimum lease payments as of September 30, 2014, are as follows:

Year	Amount
2014	$23,000
2015	$92,000
2016	$94,000
2017	$9,000

Rent expense for the nine months ended September 30, 2014 and 2013 amounted to $61,000 and $55,000, respectively.

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

NOTE I - SUBSEQUENT EVENTS

The Company’s wholly-owned subsidiary, Telerad Service, Inc., has filed suit against two customers for failure to make payments for services rendered in the amounts of approximately $45,000 and $39,000.  At the date of this filing, no response has been received from either customer.  The Company intends to vigorously pursue collection of the amounts owed.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

OVERVIEW

We operate our business in four divisions.

Our Net Medical Xpress Services division provides medical diagnostic reading services for radiology and cardiology.  We currently employ seventy licensed radiologists and twenty licensed cardiologists in this division.  We use the same proprietary XR-EXpress software to provide these services to the customers of our Net Medical Xpress Solutions division.

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

Our Net Medical Xpress Staffing division was formed as a result of the purchase of MedTel Solutions, LLC.  This division specializes in the recruitment and staffing of telemedicine physicians.  In addition, we are now offering home health care services - consultations with primary care physicians - in this division.

RESULTS OF OPERATIONS

TOTAL REVENUES:

For the Nine Months Ended September 30,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$3,536,000	$3,656,000	$(120,000)	(3.3)%

These changes are a result of the following factors:

Net Medical Xpress Services Revenues

1.  Radiological services:

For the Nine Months Ended September 30,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$2,640,000	$2,779,000	$(139,000)	(5.0)%

The decrease in radiological services is due to two main factors: the loss of two medical facility customers during the third quarter accounts for approximately $70,000 of the decrease, and a net decreased volume of reads for existing customers accounts for the remainder of the decrease.

2.  Cardiological services:

For the Nine Months Ended September 30,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$98,000	$84,000	$14,000	16.7%

The increase in cardiological services is due to a net increase in the volume of reads for existing customers.  We have had no significant gains or losses in the number of customers for this service.

Net Medical Xpress Specialists Revenues

1.  Neurological services:

For the Nine Months Ended September 30,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$389,000	$247,000	$142,000	57.5%

The increase in neurological services revenue is due to the increased volume of consults from the new customers added during the second half of 2013 and the beginning of 2014.  We expect this revenue to continue increasing during the remainder of 2014 as we continue to add new customers.  One new development that will positively impact the revenues of this division during the fourth quarter and for the next three years is that the Center for Medicare and Medicaid Services (CMS) approved a $15.1 million grant for the University of New Mexico, in conjunction with Net Medical Xpress, to establish a 30-hospital telehealth system in New Mexico over a three-year period.  This project will help CMS study the impact of providing telemedicine for critical care services in rural areas.  It will also help the participating hospitals to provide appropriate patient care in the local facility without needing patient transport to tertiary care hospitals by delivering critical cerebral emergency support services.  Net Medical Xpress will be supply the hardware and the software to facilitate the virtual neurological consultations.

2.  Specialists program hardware sales:

For the Nine Months Ended September 30,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$10,000	$100,000	$(90,000)	(90.0)%

The decrease in the specialists program hardware sales is due to the fact that we have added two new customers during the first nine months of 2014, as compared to the addition of several new customers during each quarter of 2013.  The specialist program hardware sales are sales of our proprietary package of third-party equipment required for a customer to begin using our specialist services.  This sale is generally a one-time event with each new customer.  Since the customers in this division are typically hospitals, the lead time required to bring on a new customer is approximately six months.  This is nearly double the lead time required to bring on customers in our other divisions.  We do expect hardware sales to continue during the remainder of 2014 as we continue to add new customers.  In addition, we anticipate receiving the final contract for the 30 hospitals participating in the grant described above during the fourth quarter of 2014.  We will begin installing hardware in those hospitals at that time.

Net Medical Xpress Solutions Revenues

1.  Software usage fees:

For the Nine Months Ended September 30,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$270,000	$302,000	$(32,000)	(10.6)%

The decrease in software usage fees for the nine months ended September 30, 2014 as compared to the same period in 2013 is primarily due to variances in the volume of radiology reports generated for our existing customers.  We have had no significant changes in the number of customers during 2014.  These customers are using our XR-EXpress software to conduct their own businesses.

2.  Software hosting and maintenance:

For the Nine Months Ended September 30,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$40,000	$41,000	$(1,000)	(2.4)%

The decrease in software hosting and maintenance revenues for the nine months ended September 30, 2014 as compared to the same period in 2013 is due to rounding.  Although we still have a few customers using our digital filing cabinet (DFC) product, the majority of our customers and all of our new customers are using our XR-EXpress software. We generally charge usage fees based on radiological reports generated using XR-EXpress, which includes storage of the reports for later access by the customers, rather than monthly hosting fees.  We may occasionally charge a monthly maintenance fee for new customers for the use of our XR-Express software.  Software maintenance consists mainly of technical support for our medical software.   We expect revenues in this category to stay relatively constant during 2014, as we continue to focus our efforts on growing our telemedicine business, particularly our specialists program.

3.  Other revenues:

For the Nine Months Ended September 30,

	2014	2013	Increase (Decrease)	Percent Inc (Dec)
Bandwidth	$1,000	$1,000	$0	0.0%

The bandwidth service is a charge for internet access for one customer that started during the second quarter of 2013.  We do not anticipate that this service will be a major revenue generator for us in the future.

Net Medical Xpress Staffing Revenues

1.  Recruiting and staffing services:

For the Nine Months Ended September 30,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$67,000	$101,000	$(34,000)	(33.7)%

The decrease in recruiting and staffing revenues during the nine months ended September 30, 2014 as compared to the same period last year is due to the fact that the staffing division lost one customer during the first quarter of 2014, resulting in no revenue for the second and third quarters of 2014. This service involves locating and recruiting doctors for our customers to use in their telemedicine businesses; we then receive a fee for that service.  At this time, we have recruited a significant pool of doctors that are available to provide telemedicine services.  We are promoting the services of these doctors via our home health care program to potential customers such as insurance companies, human resource departments for employee programs, and underserved rural areas.  Consequently, we will be focusing our efforts on growing the home health care program for the remainder of 2014 and during 2015.  Therefore, we do not expect to see significant revenues solely from recruiting and staffing services in the near future.

2. Home health care services:

For the Nine Months Ended September 30,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$21,000	$0	$21,000	Not meaningful

The increase in home health care service revenues during the nine months ended September 30, 2014 as compared to the same period last year is due to the fact that we started offering this service during the third quarter of 2014.  In this program, we provide primary care doctors for video consultations.  As mentioned above, we are marketing this program to a variety of potential customers.  One area of emphasis will be to provide affordable primary care services to individuals with high-deductible insurance plans.  We expect these revenues to increase during the remainder of 2014 and during 2015 as the existing new customers expand their businesses, and as we continue to add new customers.

COST OF SERVICES:

For the Nine Months Ended September 30,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$2,869,000	$2,752,000	$117,000	4.3%

The increase in cost of services for both the quarter and the nine months ended September 30, 2014 as compared to the same periods last year is primarily due to the addition of the staffing division resulting from the purchase of MedTel Solutions, LLC on July 1, 2013. Approximately eighty percent of the costs of services for the first nine months of 2014 are direct costs related to the services, specialists and staffing divisions.  These costs consist of radiologist fees, cardiologist fees, neurologist fees, as well as engineering and customer service staff expenses. The majority of these costs are directly related to revenues.

GENERAL AND ADMINISTRATIVE EXPENSES:

For the Nine Months Ended September 30,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$730,000	$707,000	$23,000	3.3%

Approximately 50% of the increase in general and administrative expenses for both the three months and the nine months ended September 30, 2014 as compared to the same periods last year is due to increased legal fees related to the FDA audit of our XR-EXpress software.  This is a standard compliance audit that is required periodically for our certification.  The remaining 50% is due to the addition of a sales person for the specialists program beginning in the third quarter of 2013.

RESEARCH AND DEVELOPMENT COSTS:

For the Nine Months Ended September 30,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$99,000	$106,000	$(7,000)	(6.6)%

The decrease in research and development costs for the second quarter of 2014 as compared to the same period in 2013 is due to our engineers spending the majority of their time on the FDA compliance audit instead of on research and development.  The increase in research and development costs for the first nine months of 2014 compared to the same period in 2013 is due to increased outside programming costs to continue the development and expansion of the specialists program.

During the first nine months of 2014, approximately 90% of our research and development costs were a direct result of personnel costs.  In the software industry, it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software.  We anticipate research and development costs during 2014 will continue to focus on the development and expansion of software and services for our specialists program.  As a result, these costs may remain somewhat higher than usual during the coming year.

DEPRECIATION:

For the Nine Months Ended September 30,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$11,000	$16,000	$(5,000)	(31.3)%

The decrease in depreciation expense is due to assets being fully depreciated but not replaced.

OTHER EXPENSE:

For the Nine Months Ended September 30,

	2014	2013	Increase (Decrease)	Percent Inc (Dec)
Interest expense	$12,000	$9,000	$3,000	33.3%

The increase in interest expense is a result of circumstances related to the purchase of MedTel Solutions, LLC during 2013.

REPORTABLE SEGMENTS

We believe gross profit is our key indicator of operating progress.  Our four operating divisions generated the following gross profit, rounded to the nearest 1,000, during the first nine months of 2014:

	Services	Specialists	Solutions	Staffing	TOTAL
Revenue	$ 2,689,000	$ 448,000	$ 311,000	$ 88,000	$ 3,536,000

Direct costs	2,129,000	351,000	230,000	159,000	2,869,000

Gross profit	$ 560,000	$ 97,000	$ 81,000	$(71,000)	$667,000

Gross Profit Percent	21%	22%	26%	(81)%	19%

The Net Medical Xpress Services division’s gross profit was $560,000, or 21%.  Approximately 81% of the direct costs in this division are physician fees, which are directly related to revenues.  The gross profit percentage may change slightly as the mix of services changes.  In general, the majority of our revenue in this division comes from the reading of plain film (x-rays).  This service produces the lowest margin relative to our other services.  However, because the volume of plain film reads is many times that of our other services such as ultrasounds, MRIs or cardiological services, it would require a significant increase in the volume of our other services and/or a significant decrease in our reads of plain films to produce any significant change in our margins.  Therefore, we expect this percentage to remain relatively stable during 2014.

The Net Medical Xpress Specialists division’s gross profit was $97,000, or 22%.  Approximately 60% of the direct costs in this division for the first nine months of 2014 consists of physician fees, which are directly related to revenues.  The remaining 40% consists of staffing and other costs such as credentialing, licensing and insurance costs, which are relatively fixed.  The percentage of fixed costs should decrease as revenues increase over the next few years.  This ratio is the reason for the gradual increase in gross profit percentage from 2.6% at the end of 2013 to 22% at September 30, 2014.  In general, we believe the gross profit percentage of this division will continue to increase during 2014 as the revenues grow, while the fixed costs remain stable.

The Net Medical Xpress Solutions division’s gross profit was $81,000, or 26%.  The majority of the direct costs in this division are software engineering staff expenses. The gross profit percentage of this division has decreased slightly during 2014 due to compliance costs related to the FDA 510(k) clearance of our PACS system.

The Net Medical Xpress Staffing division’s gross profit was $(71,000), or 81%.  The staffing division lost its only customer during the first quarter of 2014.  We have several new customers on contract, and we began seeing revenues from these contracts during the third quarter of 2014.  The majority of the direct costs in this division are staffing expenses.  We purchased the staffing company on July 1, 2013.  Since this is a relatively new operation, we anticipate the gross profit for this division to increase in the coming years as new customers are added.  However, we are currently developing new projects in this division that may involve additional direct costs such as physician fees.  Such changes in the type of direct costs could cause inconsistencies in the future gross profit percentages.

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

Information related to the Company's reportable segments for the nine months ended September 30, 2014 is as follows:

	Services	Specialists	Solutions	Staffing	TOTAL
Revenue	$2,689,000	$448,000	$311,000	$88,000	$3,536,000

Cost of Service	2,129,000	351,000	230,000	159,000	2,869,000
General & administrative	230,000	200,000	131,000	169,000	730,000
Depreciation	3,000	0	8,000	0	11,000
Research & development	0	8,000	3,000	88,000	99,000

Operating Income (loss)	$327,000	$(111,000)	$(61,000)	$(328,000)	$(173,000)

Total assets	$967,000	$234,000	$163,000	$247,000	$1,611,000

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

Segment’s operating los	$ (173,000)
Other income (expense)	(12,000)
Consolidated net loss	$ (185,000)

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

At September 30, 2014, we had a working capital surplus of $168,000 as opposed to a working capital surplus of $283,000 at the beginning of the period, a decrease of $115,000.  This decrease is due to a combination of factors.  The primary factors are:  a decrease of $106,000 in available cash, an increase in deferred revenues of $163,000, and an increase in accounts payable of $108,000.  These are offset by an increase in accounts receivable of $277,000.  We may continue to sell equity securities and incur debt if needed to meet our operating needs and facilitate growth and expansion of our services during 2014.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

307 - Disclosure controls and procedures:  As of September 30, 2014, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d-15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, such disclosure controls and procedures were not effective.  The primary reasons for management’s conclusions are that we did not have a plan in place for implementing controls and procedures and insufficient personnel to implement checks and balances.  We believe that we will not have sufficient funds available to develop a plan in the foreseeable future.  We do not anticipate that our business will need sufficient personnel in the foreseeable future that are needed to implement checks and balances.

308(b) - Changes in internal control over financial reporting:  Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect this control.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about our unregistered sales of common stock during the nine months ended September 30, 2014:

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

NET MEDICAL XPRESS SOLUTIONS, INC.

Date: November 12, 2014	By /s/ Richard F. Govatski
Richard F. Govatski, President (Principal
Executive Officer)

Date: November 12, 2014	By /s/ Teresa B. Dickey
Teresa B. Dickey, Treasurer (Principal
Financial Officer)