Form 10-K
period 2014-12-31
Net Medical Xpress Solutions, Inc.
filed 2015-03-30
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

COMMISSION FILE #333-30176

NET MEDICAL XPRESS SOLUTIONS, INC.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES [ ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and  will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [ ]   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [ ] NO [X]

Aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to [the price at which the common equity was last sold, or the average bid and asked price of such common equity] was: $6,515,173 on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of each of the issuer’s classes of common stock at March 16, 2015 was: 174,622,470.

DOCUMENTS INCORPORATED BY REFERENCE

None

USE OF PRONOUNS AND OTHER WORDS

The pronouns “we”, “us”, “our” and the equivalent used in this annual report mean Net Medical Xpress Solutions, Inc. and subsidiaries.  In the notes to our financial statements, the “Company” means Net Medical Xpress Solutions, Inc. and subsidiaries on a consolidated basis.  The pronoun “you” means the reader of this annual report.

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

In May 2008, we created a wholly-owned subsidiary named Telerad Service, Inc. to provide teleradiological services.  Beginning in January 2012, Telerad Service, Inc. has operated under the trade names Net Medical Xpress Services and Net Medical Xpress Specialists.  Net Medical Xpress Services provides medical diagnostic reading services.  Net Medical Xpress Specialists is our clinical division that provides telemedicine services to hospitals and other medical services providers.

On July 1, 2013, we purchased MedTel Solutions, LLC (“MedTel”), an Alabama limited liability company.  MedTel was organized on June 13, 2012 for the purpose of engaging in the business of providing licensed medical practitioners to perform services via telemedicine.  On November 1, 2014, MedTel Solutions, LLC’s business was absorbed into Telerad Service, Inc. We now operate that business as Net Medical Xpress Staffing.

Our primary address on the World Wide Web is www.nmxs.com.  We use additional web addresses, including www.netmedical.com, which redirect to www.nmxs.com. The information at that web site is not part of our annual report, and we specifically disclaim any liability under federal securities law related to the web site.

Our Business

We provide a broad range of telemedicine services, including telemedicine software-as-a-service, online diagnostic services, virtual specialist services, virtual primary care services, and recruitment of telemedicine physicians.  We provide global, real-time, 24/7/365 access to top-quality physicians and telemedicine services via our secure internet-based software solutions, along with our growing group of contracted physicians.

We currently operate under four business units.

Our parent company, Net Medical Xpress Solutions, primarily provides Picture Archiving and Communication System (PACs) hardware and software to hospitals and other medical facilities.  Our PACs is compliant with the Health Insurance Accountability and Portability Act (HIPAA).   We sell our PACS, trade named “XR-Express”, to medical facilities and also provide it as a hosted “Software as a Service” (SaaS), where the customer is billed on a monthly basis according to usage.  The SaaS option allows our customers to optimize their operations without investing significant time and money on upfront costs for hardware, software, tech support and training.

Our wholly-owned subsidiary, Telerad Service, Inc. now operates under the trade names Net Medical Xpress Services and Net Medical Xpress Specialists and Net Medical Xpress Staffing.

Net Medical Xpress Services provides medical diagnostic reading services.  We provide reports for X-rays, echocardiograms, EKGs, CTs, MRIs, and other diagnostic modalities for over 16,000 facilities in the U.S. We provide radiology and cardiology services 24 hours per day, seven days per week, and 365 days per year.  Our average response time for x-ray reads is ten to fifteen minutes, and for ultrasounds it is twenty to thirty minutes.

Net Medical Xpress Specialists provides virtual specialist services to hospitals and other medical entities, and virtual primary care services to individual patients.  Our initial operations have been in emergency room neurology and stroke evaluation.  Once the customer facility is ready, we usually can connect the neurologist and the patient within fifteen to thirty minutes for the initial evaluation.  Since signing our first facility in 2011, we have expanded to include several regional hospitals in New Mexico and are continuing to grow the specialist program, both in specialties and in facilities covered.  At this time, we have physicians credentialed to provide services for neurology/stroke evaluation, cardiology, critical care and primary care.  We currently are marketing numerous other services within the specialist program.   The specialists program also provides patient care 24 hours per day, seven days per week, and 365 days per year.

Net Medical Xpress Staffing specializes in the recruitment and staffing of physicians for telemedicine services.  We currently have a database of over 500 physicians in varying stages of contracting, credentialing, training and providing services with us.  The majority of these physicians are primary care physicians.

Our Products and Services

Products

XR-EXpress:  XR-EXpress is our flagship Picture Archiving and Communications System (PACS) software.  It enables medical providers to examine multiple types of medical images over the Internet.  The originating medical facility or service provider uploads medical images as high-resolution DICOM (digital imaging and communications in medicine) files to our secure servers.  The DICOM files are tagged with patient information.  The radiologist then accesses the images on our secure servers through his or her own computer and returns the diagnostic report to our secure server for access by the treating physician.  XR-EXpress significantly reduces the time between the imaging events and report delivery.  Our workflow technology provides scheduling, dispatching, monitoring and reporting functions, which boosts the customer’s efficiency and productivity while enhancing patient care.  Our average turn-around time for x-rays is approximately ten minutes, and for ultrasounds it is approximately twenty minutes.

XR-Express is also the platform we use for our Net Medical Xpress Services and Net Medical Xpress Specialists business units.  In the Specialists division, XR-Express enables a referring hospital to instantly transmit digital diagnostic images and reports to a consulting physician to augment the virtual exam, providing a means for the consulting physician to aid the attending physician in applying the appropriate care.  We believe XR-EXpress is especially useful when the patient is located a substantial distance from an appropriate specialist physician, and transport decisions must be made quickly and effectively, while keeping costs down.  XR-EXpress enables remote hospitals to more effectively utilize resources, make better triage and management decisions, and keep patients in their local facilities, thus saving money and facilitating superior patient care.

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

WebRTC Conference Switch:  The WebRTC (real-time communications) video conferencing tool is an application that allows organizations to set up users, groups and subgroups with crystal clear, real time, face-to-face web-based connections significantly facilitating doctor-patient and hospital communications.  It is web-based and HIPAA-compliant, so it can be used for confidential physician to patient communications.  Although designed specifically for the healthcare industry, other types of companies and organizations can also use the system.  We are using it in our Specialists division, and we have also released it on the Apple App Store and it is ready for purchase by any organization.

Services

Net Medical Xpress Services: Net Medical Xpress Services is a full service telemedicine provider. We specialize in diagnosing all types of studies:  plain film, ultrasound, CT, MRI, EEG, echocardiogram, nuclear bone scan, EKG, and fluoroscopy. The studies are read and diagnosed within a web-based environment using our XR-EXpress software. There is no overhead impact, and data integrity, security and HIPAA compliance are maintained.  We are able to provide either final or preliminary reports depending on the customer’s need.  We have board-certified radiologists and cardiologists reading for us, and our operations team manages the workload for over 16,000 facilities on our system.  Our average response time for x-ray reads is ten to fifteen minutes, and for ultrasounds it is twenty to thirty minutes.

Net Medical Xpress Specialists:  Net Medical Xpress Specialists is our web-based clinical telemedicine solution that eliminates unnecessary transport of patients from one medical facility to another by facilitating the real-time assessment of patients through a virtual examination.  It can save lives by reducing the time required to diagnose and treat patients, as well as reduce patient wait times and transport costs.  The high definition imaging and video system maintenance costs are part of the service and are maintained by us, minimizing costs for the customer.  The Specialists division includes all of our virtual clinical services.

Neurology/stroke assessment:  The specialists program enables neurologists in urban areas to diagnose and treat stroke patients at remote medical service areas.  We currently provide consultations 24 hours per day, seven days per week, and 365 days per year.  We are consistently able to connect a neurologist with a patient in a remote facility within the time frame that is necessary in order to provide optimal treatment for strokes.

Primary care:  During 2014, we began providing virtual primary care services as a separate service within the Specialists division.  Patients can access a primary care physician at any time, from anywhere, with any device that has an internet connection.  Physicians are available within minutes, which eliminates drive time and wait time for the patients.  Virtual primary care can be used for a variety of routine medical conditions, patient education, prescription renewal, and follow-up appointments, to name just a few possibilities.  One of the issues with the current healthcare system is that patients do not always have prompt access to their primary care physicians when they have an acute but non-emergency situation such as an upper respiratory infection.  The result is often that the patient will visit an urgent care or emergency facility for a situation that doesn’t require that level of care.  Virtual primary care can improve efficiency by increasing access and saving time for both patients and doctors, while still providing exceptional patient care.

Quality assurance:  We also have initiated a quality assurance program within the specialists division.  Our radiologists will provide additional reads to support our specialists.  For example, in addition to providing a neurologist for a stroke assessment, we also will have one of our radiologists read the patient’s CT scan.  This will provide an extra layer of confirmation and support for the neurologist’s diagnosis.  We are not aware of any other telemedicine company providing this service.

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

The value of our core technology is that it provides maximum flexibility in the presentation of digital images to the customer, and integrates general browsing capabilities with specific search capabilities, along with the security of hierarchical access all in one product.

All of our products are accessed via the Internet.  This means that the majority of our customers need only a PC with browser capability to be able to use our products.  No additional expensive equipment, software or tech support is required, and training is accomplished smoothly and quickly.   The customer’s data is available 24 hours per day, so that the customer can work according to his or her own schedule with productivity available around the clock.  Additionally, documents and images can be viewed from or distributed anywhere in the world at any time.

The only exception is the modest equipment purchase required for our customers using our virtual specialists services.  We have designed our high-tech carts that are used in emergency rooms to provide the virtual specialist services at the very modest purchase price of a few thousand dollars, as compared to tens of thousands of dollars for similar products offered by competitors.  Our competition commonly offers either expensive hardware and software packages without services, or services alone.

Business Strategy

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

We believe we are the only telemedicine company, that can provide the range of services that we offer.  We know of no other company that provides diagnostic reads in radiology and cardiology; virtual specialists - either emergency or scheduled; virtual primary care; location, recruitment and credentialing of telemedicine physicians; or just the use of our PACS system for companies that already have their own doctor groups.

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

•

Expand our virtual primary care services by marketing to businesses and insurance companies.  Virtual primary care services can augment existing high-deductible insurance plans while keeping costs low.  They also can increase the efficiency of the doctors and provide access to patients who otherwise would have difficulty getting in to see a primary care physician in person.

•

Continue to expand the specialists services we offer.  We are continuing to expand our neurology and stroke assessment program into facilities across the country.  We are marketing our virtual specialist programs for post-discharge follow-up care to help hospitals avoid unnecessary readmissions, cardiology, critical care, dermatology, and infectious diseases.

•

Continue to expand our group of doctors.

•

Market our WebRTC conference switch worldwide, using it as a gateway to the possibilities of telemedicine and our services.

•

Sponsor a local radio show, “Top Docs and the CEO”, to facilitate public education about telemedicine as well as name recognition for Net Medical Xpress.

•

Continue to offer exceptionally prompt and thorough customer service, with outstanding quality through our Quality Assurance programs.

Competition

Other, better-financed companies, such as NightHawk Radiology, Virtual Radiologic, Specialists on Call and Doctor on Demand have developed similar products that could compete with our products.  Such competition could have a material adverse effect on our business, financial condition, performance and prospects.  Although the current markets for telemedicine services are growing rapidly, they are also exceptionally competitive.  However, we believe we have a first-to-market advantage with our particular combination of products and services.  Other highly capitalized companies that have recognized the potentials of digital image management products and telemedicine could overwhelm our advantage with expensive and expansive media blitzes that create the perception of a dominant market presence and/or superior products.  If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected.  The risk factor inherent in the use of Open Source software development tools is the fact that a sophisticated competitor might be able to imitate our work and produce similar functionality.  Any such imitation, should it occur, could have material adverse effects on our business, financial condition, performance and prospects.

Marketing and Customers

During the last five years we have concentrated nearly all of our efforts on developing and expanding our medical services business.  During this time, our most effective marketing tool has been customer referrals and direct sales resulting from attendance at specialized trade shows.  During the coming years, we plan to continue this approach, along with occasional direct marketing to potential customers in all four business units, to further build our customer base and to sustain our progress in growing our revenues.

Our customers include hospitals, mobile radiology services, and other telehealth companies.  The end users range from hospitals, assisted living facilities, prisons and jails, insurance companies, businesses that want to provide enhanced medical access for their employees, and other medical establishments.

We are participating in a $15.1 million federal grant with the University of New Mexico Health Science Center to establish a statewide 30 hospital telemedicine network to support critical cerebral emergency support services.  The grant was awarded by the Center for Medicare and Medicaid Services (CMS) to help CMS study the impact of providing telemedicine for critical care services in rural areas. The project calls for the university to form a statewide 30-hospital telehealth system (THS) in conjunction with Net Medical Xpress Solutions for a three-year period. The program will provide remote emergency neurological consultations using Net Medical's video conferencing equipment and telemedicine management services. The added goal of the model is to maintain patient care in the local facility without needing patient transport to tertiary care hospitals when non-operative care is appropriate.

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

Employees

At March 16, 2015, we had twenty five employees and independent contractors.  We consider our relationship with our employees to be good.  We also have over two hundred physicians on contract, including radiologists, cardiologists, neurologists and primary care physicians.

Item 1A.  Risk Factors

A small number of customers represent a large amount of our revenues and the loss of such customers will result in a significant decrease in revenues and threaten our ongoing operations.

During the years ended December 31, 2014 and 2013, one customer accounted for 25% and 22%, respectively, of our revenue.  The loss of such customers would result in a significant decrease in our revenues and our working capital.

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

Continued net losses may negatively impact our ability to continue operations at our current level.

We have incurred cumulative net losses of approximately $15,793,000 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We do not have any unresolved staff comments.

ITEM 2.  DESCRIPTION OF PROPERTY

We currently lease a 5,000 square foot facility in Albuquerque, New Mexico, at a cost of approximately $6,600 per month.  The lease expires on January 31, 2017.  The facility houses our administrative, marketing and engineering offices, and provides adequate room for expansion.  We house our primary servers in a separate, third party facility downstairs from ours, at a cost of approximately $2,500 per month on a month-to-month basis.  The two locations are networked together by fiber optics.  In this facility we have access to a large power generator, which enables our servers to continue operating during power outages.

ITEM 3.  LEGAL PROCEEDINGS

There are pending lawsuits between Telerad Service Inc., our wholly-owned subsidiary, and two of its former customers: MMDS of Asheville, LLC, and Advanced Portable Imaging.  These two entities are owned by the same person, Lloyd Williams, Jr.  The litigation was instituted by Telerad to collect unpaid balances of approximately $70,000 after pre-litigation efforts failed.  The other entities have filed a counterclaim alleging that the amounts are not owed and Telerad is liable for an unknown sum based on breach of contract, misrepresentation, and unfair trade practices grounds. To date, Telerad has filed two complaints, one against MMDS of Asheville and one against Advanced Portable Imaging.  Each of these Defendants has filed an answer and counterclaim, although neither counterclaim specifies any particular amount of damages. At this point we do not know what amount they will claim. We understand that management has conducted an investigation of the allegations in the counterclaims, and based on the outcome of that investigation has determined to pursue its claims for recovery amounts owed and to contest the counterclaims vigorously. No formal discovery has taken place.

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

	Quarter	High	Low
FISCAL YEAR ENDED	First	$0.075	$0.0346
DECEMBER 31, 2013	Second	$0.14	$0.074
	Third	$0.10	$0.0699
	Fourth	$0.09	$0.04

FISCAL YEAR ENDED	First	$0.09	$0.066
DECEMBER 31, 2014	Second	$0.07	$0.048
	Third	$0.06	$0.036
	Fourth	$0.05	$0.0158

FISCAL YEAR ENDED	First	$0.025	$0.0165
DECEMBER 31, 2015	(to March 13, 2015)

Recent Sales of Unregistered Securities

The following table sets forth information about our unregistered sales of common stock during the year ended December, 2014:

Class of Purchaser	Aggregate Number of Shares	Consideration
Vendors (1 company)	300,000	$9,000
Board Member (1 person)	1,500,000	$45,000
Board Members (2 persons)	4,000,000	$108,000
Officers (2 persons)	4,000,000	$108,000
Doctors (3 persons)	750,000	$20,000
Employees/Contractors (3 persons)	750,000	$20,000
MedTel Solutions, LLC members (2 persons)	3,000,000	$275,000

The 300,000 shares to the vendor were issued during 2014 for services performed during 2011.  The 1,500,000 shares to one Board Member were for the exercise of options.  The 4,000,000 shares issued to the Officers were for services during 2014 and 2015.  The 4,000,000 shares issued to the two Board Members were for services during 2014 and 2015.  The 750,000 shares issued to the doctors were for services during 2014.  The 750,000 shares issued to employees/contractors were for bonuses.  The 3,000,000 shares issued to MedTel Solutions, LLC during 2014 were for the purchase of the company on July 1, 2013.

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

No shares were issued in 2014 pursuant to stock issuance plans and related registration statements on Form S-8.

Shareholders

As of March 16, 2015, there were 385 holders of record of our common shares.

Dividends

We did not declare any cash dividends on our common stock during the year ended December 31, 2014.  We have no plans to pay any dividends to the holders of our common stock in 2015.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

REVENUES:

For the Year Ended December 31,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$4,583,000	$4,811,000	$906,000	(4.7)%

These changes are a result of the following factors:

Net Medical Xpress Solutions

1.  Software usage fees:

For the Year Ended December 31,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$340,000	$402,000	$(62,000)	(15.4)%

The decrease in software usage fees during 2014 as compared to 2013 is primarily due to the decrease in volume of use of XR-Express by our radiological services customers.  We believe that there are several reasons for the decline:  increased regulation in the telemedicine industry makes it more expensive for our clients to maintain their businesses, competitors may offer reduced services at reduced prices, and some clients believe it is best for their businesses to use multiple teleradiology vendors. We anticipate that this revenue will decrease slightly during 2014.

2.  Software hosting and maintenance:

For the Year Ended December 31,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$56,000	$54,000	$2,000	3.7%

This increase is due to the addition of one new customer during 2013, which increased revenues during part of 2013 and all of 2014.  At this point, nearly all of our customers are using our medically related services, which are priced via usage fees per transaction rather than via monthly hosting or maintenance fees.  Software maintenance consists mainly of hosting and managing our customers’ data on our systems and to a lesser extent includes technical support programs associated with XR-Express usage.   We expect revenues in this category to be stable during the coming year, as we continue to focus our efforts on building our medical division.

3.

Custom programming:

For the Year Ended December 31,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$0	$1,000	$(1,000)	(100.0)%

The decrease in custom programming revenue during 2014 as compared to 2013 was due the fact that we had one small programming project during 2013 and none during 2014.  We anticipate undertaking a few small and medium-sized projects that will continue to generate modest revenues in this category during 2015. We continue to offer programming services for customer database integration and for other projects for our existing and new customers.

4.

Other revenues:

For the Year Ended December 31,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$1,000	$4,000	$(3,000)	(75.0)%

This category consists of miscellaneous small hardware sales and bandwidth charges.  Since these are ancillary services, we expect these revenues to remain minimal during 2015.

Net Medical Xpress Services

1.  Radiological services:

For the Year Ended December 31,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$3,350,000	$3,639,000	$(289,000)	(7.9)%

The decrease in radiological services revenues during 2014 as compared to 2013 is due to two factors:  Approximately 49% is due to the loss of two customers involved in the lawsuit discussed in Section II below; the remainder is due to decreased volume of reads from two of our larger existing customers.  We anticipate that revenues will remain stable or decrease slightly during 2015, due in part to the loss of the two customers, and in part because we are focusing our efforts on growing the specialists program.

2.  Cardiological services:

For the Year Ended December 31,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$128,000	$115,000	$13,000	11.3%

The increase in cardiological services during 2014 as compared to 2013 is primarily due to the addition of new customers during 2013 who contributed to the revenues during part of 2013 and all of 2014.  We anticipate that the revenues in this category will be stable or will increase modestly during 2015.

Net Medical Xpress Specialists

1.  Specialist program neurology services:

For the Year Ended December 31,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$579,000	$314,000	$265,000	84.4%

The increase in neurological services revenues is due to two factors:  Approximately 5% is due to the addition of new customers during 2014; the remainder is due to the increase in volume of consults by our existing customers during 2014.

2.  Specialist program primary care services:

For the Year Ended December 31,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$31,000	$0	$31,000	Not meaningful

Primary care consultations is a new service that started in July 2014.  We are focusing a great deal of attention on increasing this service; therefore, we anticipate that revenues for this service will increase significantly during 2015.

3.  Specialist program hardware sales:

For the Year Ended December 31,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$14,000	$114,000	$(100,000)	(87.7)%

The specialist program hardware sales are sales of equipment required for a customer to begin using any of the specialists services except primary care services.  (Primary care services require only a device with internet access and basic video capabilities.)  We anticipate increasing our customer base by a moderate amount during 2015; therefore, we will likely see an increase in hardware sales during the coming year.

Net Medical Xpress Staffing

1.  Recruiting and staffing services:

For the Year Ended December 31,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$84,000	$168,000	$(84,000)	(50.0)%

The decrease in staffing revenues is due to the loss of one major customer during the first quarter of 2014.  We purchased MedTel Solutions, LLC on July 1, 2013 and operate it as Net Medical Xpress Staffing.  This division specializes in the recruitment and staffing of physicians to provide telemedicine services.

DIRECT COSTS:

For the Year Ended December 31,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$3,765,000	$3,650,000	$115,000	3.2%

Direct costs were 76% of total revenues during 2013 and 82% of total revenues during 2014.  Almost all of the increase in cost of services for 2014 as compared to 2013 is due to increased personnel costs in the staffing division.  This division was created from the purchase of MedTel Solutions, LLC on July 1, 2013 as noted in staffing revenues above.  We hired additional recruiting personnel during the end of 2013 and early 2014 that contributed to the increased direct costs.  However, most of the personnel in this division were no longer with us by the end of 2014, so we expect direct costs to return to the percent of revenue that we saw in previous years.

In general, direct costs consist of doctor fees; recruiting, customer service and management fees; professional credentialing and professional liability insurance costs. The majority of these costs are doctor fees, which are directly related to revenues; however, the percentage of direct costs to revenues varies by division.  As revenues continue to increase during 2014, particularly in the specialists and staffing divisions, the cost of services will increase accordingly, but the percentage of direct costs to revenues will stabilize.

GENERAL AND ADMINISTRATIVE EXPENSES:

For the Year Ended December 31,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$1,068,000	$944,000	$124,000	13.1%

The increase in general and administrative expenses is primarily due to the addition of administrative staff for the specialists program and the addition of sales staff for all divisions during 2013 and 2014.  We experienced a reduction in sales personnel during the second half of 2014; therefore, we expect these expenses to remain relatively stable during 2015.

RESEARCH AND DEVELOPMENT COSTS:

For the Year Ended December 31,

2014	2013	Increase (Decrease)	Percent Inc (Dec)
$121,000	$156,000	$(35,000)	(22.4)%

Approximately 86% of our research and development costs were directly associated with staffing during 2014.  The decrease in costs for 2014 as compared to 2013 is due to the fact that nearly all of the engineering personnel’s hours during 2014 were spent on current programming and on FDA audit compliance, rather than on R&D functions.  In the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software that require modification.  Management anticipates that research and development costs in the future will focus both on the upgrading of our existing products and the continued development of new products using our core technology; therefore they will remain relatively stable or perhaps increase slightly during the coming year.

DEPRECIATION AND BAD DEBT EXPENSE:

For the Year Ended December 31,

	2014	2013	Increase (Decrease)	Percent Inc (Dec)
Depreciation expense	$15,000	$19,000	$(4,000)	(21.1)%
Bad debt expense	$80,000	$6,000	$80,000	Not Meaningful

The decrease in depreciation expense during 2014 as compared to 2013 is due to assets reaching full depreciation, coupled with no significant purchases of fixed assets.  We wrote off the remaining balances of the two accounts associated with the lawsuit discussed below to bad debt during 2014 and none during 2013.  Although we fully anticipate a judgment in our favor, there is no guarantee that we will be able to collect the balances owed.

OTHER INCOME (EXPENSE):

For the Year Ended December 31,

	2014	2013	Increase (Decrease)	Percent Inc (Dec)
Interest expense	$16,000	$12,000	$4,000	33.3%

The increase in interest expense is due to the late payment of payroll taxes related to the purchase of MedTel Solutions, LLC during 2013.

REPORTABLE SEGMENTS

We have identified our reportable segments based on separate lines of business. Our parent company, Net Medical Xpress Solutions, derives revenues from the development and marketing of proprietary internet technology-based software.   Our wholly-owned subsidiary Telerad Service, Inc., operates under the trade names Net Medical Xpress Services, Net Medical Xpress Specialists and Net Medical Xpress Staffing.  Net Medical Xpress Services provides medical diagnostic reading services.  Net Medical Xpress Specialists provides telemedicine services to hospitals and other medical entities. Net Medical Xpress Staffing locates and recruits physicians to provide telemedicine services.

Gross profit is our key indicator of operating progress.  Our operating divisions generated the following gross profit percentages during 2014:

	Services	Specialists	Solutions	Staffing	TOTAL
Revenue	$ 3,478,000	$ 624,000	$ 397,000	$ 84,000	$ 4,583,000

Direct costs	2,736,000	525,000	307,000	157,000	3,765,000

Gross profit	$ 742,000	$ 99,000	$ 90,000	$ (73,000)	$ 818,000
Percent	21.3%	15.9%	22.7%	(86.9)%	17.8%

Net Medical Xpress Services generated a gross profit percentage of 21.3% during 2014 as compared to 22.4% during 2013.  Approximately 80% of the cost of services for Net Medical Xpress Services is doctor fees, which vary directly with revenues.  As a result, the services division gross profit has remained within 21-23% for the last three years. We expect this trend to continue during 2015.

Net Medical Xpress Specialists generated a gross profit percentage of 15.9% during 2014, as compared to 2.6% during 2013.  This program began operations during the first quarter of 2012.  As the revenues in this division have increased to the point where they do more than cover the fixed costs, we have seen the gross profit percentage increase.  Accordingly, approximately 64% of the cost of services for the specialists division during 2014 varied directly with revenues, as compared to approximately half of the cost of services during 2013.  This is the primary reason for the increase in gross profit percentage in this division during 2014.  We believe that the gross profit percentage of this division will continue to increase slightly during 2015 as the revenues increase while the fixed costs remain stable at approximately $50,000 per quarter.

Net Medical Xpress Solutions generated a gross profit percentage of 22.7% during 2014 as compared to 48.6% during 2013, and 40.6% during 2012.  This decrease in gross profit percentage was primarily due to the costs associated with engineering time spent on FDA audit compliance during 2014.  Since the audit was concluded during 2014, we expect this percentage to increase again during 2015, possibly approaching the gross profit percentage of 2012 and 2013.

Net Medical Xpress Staffing generated a gross profit percentage of (86.9)% during 2014, as compared to 50.0% during 2013.  We hired additional personnel to provide enhanced recruiting functions during the second half of 2013 and 2014.  These additional staffing costs were the primary reason for the decrease in gross profit percentage during 2014.  During the fourth quarter of 2014, we merged MedTel Solutions, LLC into Telerad Service, Inc. and reduced the number of personnel in the division.  Consequently, we expect fixed costs to decrease at the same time that revenues are increasing during 2015, producing increased gross profit percentages.

Our normal general and administrative expenses are approximately $270,000 per quarter.  We anticipate that these expenses will remain in the range of $250,000 to $300,000 per quarter during 2015.

Operating information related to our reportable segments for the year ended December 31, 2014 is as follows:

	Services	Specialists	Solutions	Staffing	TOTAL
Revenue	$3,478,000	$624,000	$397,000	$84,000	$4,583,000

Cost of Service	2,736,000	565,000	307,000	157,000	3,765,000
General & administrative	367,000	312,000	208,000	181,000	1,068,000
Depreciation	4,000	0	10,000	1,000	15,000
Research & development	0	118,000	3,000	0	121,000
Bad debt	80,000	0	0	0	80,000

Operating Income (loss)	$291,000	$(371,000)	$(131,000)	$(255,000)	$(466,000)

Total assets	$732,000	$114,000	$141,000	$252,000	$1,239,000

A reconciliation of the segments' operating income to the consolidated net income is as follows:

Segment’s operating income	$(466,000)
Other income (expense)	(16,000)
Consolidated net income	$(482,000)

LIQUIDITY AND CAPITAL RESOURCES

“Liquidity” refers to our ability to generate adequate amounts of cash to meet our needs for cash.  We believe we will have adequate liquidity to maintain current operations during 2015, but we may choose to locate additional sources of cash to facilitate growth and expansion.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space, computer equipment and office equipment.

At December 31, 2014, we had a working capital surplus of $40,000 as opposed to a working capital surplus of $283,000 at the beginning of the period, a decrease of $243,000.  This decrease is due to a combination of factors.  The primary factors are:  a decrease of $144,000 in available cash, a decrease in accounts receivable of $25,000, and an increase in accounts payable of $108,000.  We may continue to sell equity securities and incur debt if needed to meet our operating needs and facilitate growth and expansion of our services during 2014.

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

We have audited the accompanying consolidated balance sheet of Net Medical Express Solutions, Inc. as of December 31, 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Net Medical Express Solutions, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note C to the consolidated financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ RBSM, LLP
RBSM, LLP
March 30, 2015
Las Vegas, Nevada

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Net Medical Express Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Net Medical Express Solutions, Inc. as of December 31, 2013, and the related consolidated statements of income, stockholders’ equity, and cash flow for the year ended December 31, 2013. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Net Medical Express Solutions, Inc. as of December 31, 2013, and the results of its operation and its cash flow for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ L.L. Bradford & Company, LLC
L.L.Bradford & Company, LLC
March 19, 2014
Las Vegas, Nevada

Net Medical Xpress Solutions, Inc.

Consolidated Balance Sheets

(Rounded to the nearest thousand)

	December 31,	December 31,
	2014	2013
Assets

Current assets:
Cash and equivalents	$277,000	$421,000
Accounts receivable, net of allowance of $29,000 and $29,000, respectively	581,000	606,000
Inventory	33,000	2,000
Prepaid expenses and other assets	65,000	66,000
Total current assets	956,000	1,095,000

Furniture, equipment and improvements, net of accumulated depreciation of $670,000 and $643,000, respectively	40,000	58,000
Security deposits	4,000	4,000
Goodwill	239,000	239,000

Total Assets	$1,239,000	$1,396,000

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$764,000	$676,000
Line of credit	20,000	-
Accrued expenses	70,000	79,000
Deferred revenue	3,000	2,000
Capital lease	8,000	7,000
Note payable - related party	51,000	48,000
Total current liabilities	916,000	812,000

Long-term liabilities
Note payable - related party	2,000	2,000
Capital lease - long-term portion	9,000	11,000
Total long-term liabilities	11,000	13,000

Total liabilities	927,000	825,000

Stockholders' deficit:
Preferred stock, $0.001 par value, 500,000 shares authorized, 0 shares issued and outstanding as of 12/31/14 and 12/31/13, respectively	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 174,622,470 and 160,322,470 shares issued and outstanding as of 12/31/14 and 12/31/13, respectively	175,000	160,000
Paid-in capital	16,037,000	15,466,000
Subscriptions payable	21,000	296,000
Deferred compensation	(128,000)	(40,000)
Accumulated deficit	(15,793,000)	(15,311,000)
Total stockholders' deficit	312,000	571,000

Total Liabilities and Stockholders' Deficit	$1,239,000	$1,396,000

The accompanying notes are an integral part of these financial statements.

Net Medical Xpress Solutions, Inc.

Consolidated Statements of Operations

(Rounded to the nearest thousand)

	For the year ended
	December 31,
	2014	2013

Revenues
Net Medical Xpress Services	$3,478,000	$3,754,000
Net Medical Xpress Specialists	624,000	428,000
Net Medical Xpress Solutions	397,000	461,000
Net Medical Xpress Staffing	84,000	168,000
Gross revenues	4,583,000	4,811,000

Direct Costs	3,765,000	3,650,000

Gross profit	818,000	1,161,000

Operating costs and expenses:
General and administrative	1,068,000	944,000
Depreciation and amortization	15,000	19,000
Research and development	121,000	156,000
Bad debt	80,000	-
Total operating costs and expenses	1,284,000	1,119,000

Net operating income	(466,000)	42,000

Other expense:
Interest expense	(16,000)	(12,000)
Total other expense	(16,000)	(12,000)

Net income (loss)	$(482,000)	$30,000

Income (loss) per share - basic	$(0.00)	$0.00
Income (loss) per share - diluted	$(0.00)	$0.00

Basic weighted average common shares outstanding	165,893,703	159,850,116
Diluted weighted average common shares outstanding	168,159,342	164,222,287

The accompanying notes are an integral part of these financial statements.

Net Medical Xpress Solutions, Inc.

Consolidated Statements of Cash Flows

(Rounded to the nearest thousand)

	For the year ended
	December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(482,000)	$30,000
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	70,000	30,000
Common stock issued for services to board members and officers	108,000	80,000
Depreciation and amortization	15,000	19,000
Depreciation and amortization allocated to cost of goods sold	12,000	7,000
Changes in operating assets and liabilities:
Accounts receivable	25,000	47,000
Inventory	(31,000)	3,000
Prepaid expenses and other assets	1,000	42,000
Accounts payable	108,000	44,000
Accrued expenses	(6,000)	(50,000)
Deferred revenue	1,000	(6,000)
Net cash provided by (used in) operating activities	(179,000)	246,000

Cash flows from investing activities
Acquisition of fixed assets	(9,000)	(12,000)
Net cash used in investing activities	(9,000)	(12,000)

Cash flows from financing activities
Net repayment of principal under capital lease	(1,000)	(3,000)
Net proceeds from the issuance of common stock for the exercise of options	45,000	45,000
Working capital received from MedTel Solutions, LLC transaction	-	36,000
Net cash provided by financing activities	44,000	78,000

Net change in cash equivalents	(144,000)	312,000
Cash equivalents - beginning	421,000	109,000
Cash equivalents - ending	$277,000	$421,000

Supplemental disclosures:
Interest paid	$13,000	$9,000

Tax paid	$-	$-

Shares issued for exercise of options	$45,000	$45,000

Insurance contracts financed	$45,000	$47,000

Assets acquired under capital lease	$8,000	$17,000

Supplemental disclosure of noncash investing and financing activities related to MedTel Solutions, LLC transaction:
Acquisition of goodwill through issuance of common stock	$-	$239,000

The accompanying notes are an integral part of these financial statements.

Net Medical Xpress Solutions, Inc.

Consolidated Statements of Stockholders' Equity

(Rounded to the nearest thousand)

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Payable	(Deficit)	Equity

Balance, December 31, 2012	-	$-	156,687,470	$157,000	$15,354,000	$(80,000)	$21,000	$(15,341,000)	$111,000

Issuance of common stock for options exercised			1,500,000	1,000	44,000				45,000

Issuance of common stock to contractors for services			135,000	-	10,000				10,000

Issuance of common stock to contractors for future services			2,000,000	2,000	58,000	(60,000)			-

Compensation earned by outside board members						40,000			40,000

Compensation earned by officers						40,000			40,000

Compensation earned by contractors						20,000			20,000

Acquisition of goodwill through issuance of common stock for the purchase of MedTel Solutions, LLC							275,000		275,000

Net income For the year ended December 31, 2013								30,000	30,000

Balance, December 31, 2013	-	$-	160,322,470	$160,000	$15,466,000	$(40,000)	$296,000	$(15,311,000)	$571,000

Issuance of common stock for the purchase of MedTel Solutions, LLC			3,000,000	3,000	272,000		(275,000)		-

Issuance of common stock for options exercised			1,500,000	2,000	43,000				45,000

Issuance of common stock to contractors for services			1,800,000	2,000	48,000				50,000

Issuance of common stock to officers for services			2,000,000	2,000	52,000				54,000

Issuance of common stock to outside board members for services			2,000,000	2,000	52,000				54,000

Issuance of common stock to officers for future services			2,000,000	2,000	52,000	(54,000)			-

Issuance of common stock to outside board members for future services			2,000,000	2,000	52,000	(54,000)			-

Compensation earned by contractors						20,000			20,000

Net loss For the year ended December 31, 2014								(482,000)	(482,000)

Balance, December 31, 2014	-	$-	174,622,470	$175,000	$16,037,000	$(128,000)	$21,000	$(15,793,000)	$312,000

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

The Company’s wholly-owned subsidiary, Telerad Service, Inc., operates under the trade names Net Medical Xpress Services, Net Medical Xpress Specialists, and Net Medical Xpress Staffing.  Net Medical Xpress Services provides medical diagnostic reading services.  All revenues and costs from radiological and cardiological services are included in this division.

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

Net Medical Xpress Staffing is the division that locates and recruits physicians to provide telemedicine services.  Revenues and costs for the recruitment of telemedicine physicians are included in this division. Prior to November 1, 2014, this division was operated as a separate wholly-owned subsidiary, MedTel Solutions, LLC.  On November 1, 2014, the subsidiary company was merged into Telerad Service, Inc.

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

Cash and Cash Equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At December 31, 2014, the Company did not have cash and equivalents that exceeded federally insured limits.

Trade Accounts Receivable:

The Company extends unsecured credit to customers under normal trade agreements which generally require payment within 30 - 45 days.  Accounts not paid within 15 days after their original due date are considered delinquent.  Unless specified by the customer, payments are applied to the oldest unpaid invoice.  Accounts receivable are presented at the amount billed.

The Company also estimates an allowance for doubtful accounts, which amounted to $29,000 and $29,000 at December 31, 2014 and 2013, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, for the years ended December 31, 2014 and 2013 totaled $80,000 and $0, respectively.

Net Medical Xpress Solutions, Inc.

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

Long-Lived Assets:

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company determined that none of its long-term assets at December 31, 2014 or 2013 were impaired.

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

During the years ended December 31, 2014 and 2013, the Company recognized stock-based compensation expense totaling $178,000 and $80,000, from the issuance of a total of 9,800,000 and 0 shares of its common stock to officers, directors, and consultants (See Note F).

Net Medical Xpress Solutions, Inc.

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

Net Medical Xpress Solutions, Inc.

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition, continued:

The Company follows the guidance in FASB ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with FASB ASC Topic 450.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At December 31, 2014 and December 31, 2013, there were no custom software development arrangements in progress.

The Company also occasionally derives revenue from the sale of third party hardware, which is billed as a separate deliverable under consulting or custom development contracts.

Revenue from diagnostic services, clinical consulting services, telemedicine recruiting services, software installation, and any training or miscellaneous consulting services is recognized when the services are rendered.  These revenues include services that are separate from the functionality of the software.  If these services are included in a software agreement with multiple elements, amounts are allocated to these categories based on the estimated number of hours required to complete the work, which is the same criteria used to bill for the services separately.  License revenue is recognized ratably over the term of the license.

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

Advertising Expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $0 and $0 for the years ended December 31, 2014 and 2013, respectively.

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

Fair Value of Financial Instruments, continued:

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

NOTE C - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $15,793,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE D - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of December 31, 2014 and 2013 consisted of the following:

	2014	2013
Computers	$499,000	$497,000
Furniture, fixtures and equipment	150,000	143,000
Automobiles	41,000	41,000
Leasehold improvements	20,000	20,000
	710,000	701,000
Accumulated depreciation	(670,000)	(643,000)
	$40,000	$58,000

Depreciation expense for the years ended December 31, 2014 and 2013 was $15,000 and $19,000, respectively.

Net Medical Xpress Solutions, Inc.

Notes to Consolidated Financial Statements

NOTE E - NOTES PAYABLE

Notes Payable - Related Party:

On March 1, 2011, the Company received a $2,000 loan from a director of the Company.  This loan is non-interest bearing and is due on demand.  On May 1, 2012, the Company received a $25,000 loan from a director of the Company. The loan bears interest at 7% per annum with principal and interest payable on or before April 30, 2015. On September 1, 2012, the Company received an $18,000 loan from a director of the Company.  The loan bears interest at 7% per annum with principal and interest payable on or before August 31, 2015.  During 2014, all loans were extended for one year.  At December 31, 2014, there is approximately $8,000 in accrued interest included in notes payable - related party related to these notes.

Notes Payable:

During the year ended December 31, 2014, the Company financed various insurance premiums in the amount of $159,000. The notes bear interest rates ranging from 0% to 10.25%, are payable in monthly principal and interest payments ranging from $900 to $14,000 with maturity dates beginning in December 2014 through May 2015. As of December 31, 2014, these notes totaled $30,000.  Total interest expense for the year ended December 31, 2014 related to notes payable for insurance premiums was approximately $5,000.

NOTE F - GOODWILL

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

In accordance with FASB ASC 350, “Intangibles - Goodwill and Other,” the Company performs goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. As of December 31, 2014, there is no impairment of goodwill.

In connection with the merger, the Company also entered two employment agreements to the former holders of MedTel membership interests. Each agreement provides for bonus compensation of 2,000,000 shares of common stock to be earned equally upon attainment of quarterly sales and profitability goals. At December 31, 2014, no additional compensation has been earned.

NOTE G - STOCKHOLDERS’ EQUITY

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

Net Medical Xpress Solutions, Inc.

Notes to Consolidated Financial Statements

NOTE G - STOCKHOLDERS’ EQUITY (CONTINUED)

During the year ended December 31, 2014, the Company effected the following common stock transactions:

The Company issued a total of 3,000,000 shares of the Company’s $0.001 par value common stock valued at $275,000 for the purchase of MedTel Solutions, LLC on July 1, 2013.

The Company issued a total of 1,500,000 shares of the Company’s $0.001 par value common stock to a director for the exercise of options in exchange for cash of $45,000.

The Company issued a total of 1,800,000 shares of the Company’s $0.001 par value common stock to contractors in exchange for services during 2014 valued at $50,000.

The Company issued a total of 4,000,000 shares of the Company’s $0.001 par value common stock to two officers and directors in exchange for services valued at $54,000.  These services will be performed over two years from 2014 through 2015.  Accordingly, deferred compensation of $54,000 was recorded as of December 31, 2014.  The Company expensed $54,000 during the year ended December 31, 2014.

The Company issued a total of 4,000,000 shares of the Company’s $0.001 par value common stock to two outside directors in exchange for services valued at $54,000.  These services will be performed over two years from 2014 through 2015.  Accordingly, deferred compensation of $54,000 was recorded as of December 31, 2014.  The Company expensed $54,000 during the year ended December 31, 2014.

Earned compensation for two doctors from shares issued during 2013 of $20,000 is included in expense for the year ended December 31, 2014.

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

During the year ended December 31, 2014, the Company effected no preferred stock transactions.

Stock Options:

Exercise prices and weighted-average contractual lives of stock options outstanding as of December 31, 2014 and 2013 are as follows:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Number Exercisable
$0.03 - $0.044	6,500,000	2.38	$0.03	6,500,000

Net Medical Xpress Solutions, Inc.

Notes to Consolidated Financial Statements

NOTE G - STOCKHOLDERS’ EQUITY (CONTINUED)

Summary of Options Granted and Outstanding:

	For the Years Ended December 31,
	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	8,000,000	$0.03	10,553,920	$0.03
Granted	0	$0.00	0	$0.00
Cancelled	0	$0.00	(1,053,920)	$0.06
Exercised	(1,500,000)	$0.03	(1,500,000)	$0.03
Outstanding at end of year	6,500,000	$0.03	8,000,000	$0.03

During the year ended December 31, 2014, no options were granted.

NOTE H - INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of December 31, 2014, the Company had net operating loss carry forwards of approximately $15,793,000, which expire in varying amounts between 2019 and 2030. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carry forward.

At December 31, 2014 and 2013, the Company had a federal operating loss carry forward of $15,793,000 and $15,311,000, respectively.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2014	2013
Deferred tax assets:
Net operating loss carry forward	$4,805,000	$4,902,000
Stock based compensation	178,000	70,000

Total deferred tax assets	4,983,000	4,972,000
Less: Valuation Allowance	(4,983,000)	(4,972,000)

Net Deferred Tax Assets	$--	$--

The valuation allowance for deferred tax assets as of December 31, 2014 and 2013 was $4,983,000 and $4,972,000, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would be realized as of December 31, 2014 and 2013.

Net Medical Xpress Solutions, Inc.

Notes to Consolidated Financial Statements

NOTE H - INCOME TAXES (CONTINUED)

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2014	2013

Federal statutory tax rate	(30.0)%	(30.0)%
State taxes, net of federal tax benefit	(5.0)%	(5.0)%
Permanent difference and other	40.0%	40.0%

Effective tax rate	0%	0%

NOTE I - MAJOR CUSTOMERS

During the years ended December 31, 2014 and 2013, one customer accounted for 25% and 22%, respectively, of the Company's total revenue.

As of December 31, 2014, balances due from one customer comprised 29% or $180,000 of total accounts receivable.

NOTE J - REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on separate lines of business. The parent company, Net Medical Xpress Solutions, derives revenues from the development and marketing of proprietary internet technology-based software.  Net Medical Xpress Staffing, the Company’s new division within the parent company, specializes in the recruitment and staffing of telemedicine physicians.   The Company’s wholly-owned subsidiary, Telerad Service, Inc., operates under the trade names Net Medical Xpress Services, Net Medical Xpress Specialists and Net Medical Xpress Staffing.  Net Medical Xpress Services provides medical diagnostic reading services.  Net Medical Xpress Specialists provides telemedicine services to hospitals and other medical entities.  Net Medical Xpress Staffing locates and recruits physicians to provide telemedicine services.

Information related to the Company's reportable segments for the year ended December 31, 2014 is as follows:

	Services	Specialists	Solutions	Staffing	TOTAL
Revenue	$3,478,000	$624,000	$397,000	$84,000	$4,583,000

Cost of Service	2,736,000	565,000	307,000	157,000	3,765,000
General & administrative	367,000	312,000	208,000	181,000	1,068,000
Depreciation	4,000	0	10,000	1,000	15,000
Research & development	0	118,000	3,000	0	121,000
Bad debt	80,000	0	0	0	80,000

Operating Income (loss)	$291,000	$(371,000)	$(131,000)	$(255,000)	$(466,000)

Total assets	$732,000	$114,000	$141,000	$252,000	$1,239,000

Net Medical Xpress Solutions, Inc.

Notes to Consolidated Financial Statements

NOTE J - REPORTABLE SEGMENTS (CONTINUED)

A reconciliation of the segments' operating income to the consolidated net income is as follows:

Segment’s operating income	$(466,000)
Other income (expense)	(16,000)
Consolidated net income	$(482,000)

NOTE K - COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring on January 31, 2017.  The Company also leases office and computer equipment.  Future minimum lease payments as of December 31, 2014 are as follows:

Year	Amount
2015	92,000
2016	94,000
2017	9,000

Rent expense for the years ended December 31, 2014 and 2013 amounted to $83,000 and $74,000, respectively.

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

NOTE L - SUBSEQUENT EVENTS

Management has evaluated all subsequent events through the date of filing.  No significant events have occurred during the period from December 31, 2014 through the date of filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two most recent fiscal years, there have been no disagreements with RBSM, LLP, our independent auditor for the year ended December 31, 2014, or with L.L. Bradford & Company, our independent auditor for the year ended December 31, 2013, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.  CONTROLS AND PROCEDURES

307 - Disclosure controls and procedures:  As of December 31, 2014, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.  Disclosure controls and procedures are defined in Exchange Act Rule 15d-15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, such disclosure controls and procedures were not effective.

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

308(a)(3) - Evaluation of our internal control over financial reporting:  Pursuant to Rule 15d-15 of the Exchange Act, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014.   Based on this evaluation, our management, with the participation of our principal executive and principal financial officers, concluded that our internal control over financial reporting was not effective as of December 31, 2014.  Management has identified the following material weakness in our internal control over financial reporting:

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

308(c) - Changes in internal control over financial reporting:  Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the year ended December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position	Director Since
Richard F. Govatski	70	Chairman, President and Chief Executive Officer	1999
Teresa B. Dickey	71	Director, Secretary & Treasurer	2002
John E. Handley	53	Director	2003
Frank A. Reidy	73	Director	2005

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

Board Meeting Attendance.

Our board held two meetings during 2014.  All directors attended the meeting, some in person and some by telephone.

Shareholder Communications.

We have not established any process for security holders to communicate with our board of directors.  Our stockholders are welcome to contact our directors and executive officers individually at any time, subject to the limitations of material non-public information pursuant to Regulation FD.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table.  The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to us, or any of its subsidiaries, for the years ended December 31, 2014, 2013 and 2012.  We did not pay any executive officer more than $100,000 in the last three fiscal years.

Name and Principal Position	Year	Salary	Stock Awards	Total ($)
Richard F. Govatski	2014	$30,000	$27,000	$57,000
President and Chief Executive Officer	2013	$28,000	$20,000	$48,000
	2012	$21,000	$20,000	$41,000
Teresa B. Dickey	2014	$28,000	$27,000	$57,000
Chief Financial Officer	2013	$28,000	$20,000	$48,000
	2012	$21,000	$20,000	$41,000

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option/Par Values

The following table sets forth certain information regarding stock options granted during fiscal 2012 and held as of December 31, 2014, by Mr. Govatski.

Name	Shares acquired on exercise	Value realized	Number of securities underlying unexercised options at fiscal year-end Exercisable/Unexercisable	Value of unexercised in-the-money options at fiscal year-end (1) Exercisable/Unexercisable
Richard F. Govatski	-0-	N/A	3,500,000/0	$0/$0 (2)

(1) Value is based on the closing sale price of the Common Stock on December 31, 2014, the last trading day of fiscal 2014 ($0.017), less the applicable option exercise price.

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

We do not have an employment agreement with Ms. Dickey.

Compensation of Directors

Name	Shares Awards	2014 Total
John Handley	$26,000	$26,000
Frank Reidy	$26,000	$26,000

Directors are permitted to receive fixed fees and other compensation for their services.  The Board of Directors has the authority to fix the compensation of directors.  During the year ended December 31, 2014, the Board awarded 2,000,000 shares of our common stock to each Director for services performed during the fiscal years ended December 31, 2014 and December 31, 2015. No additional compensation was granted for services as Directors. During 2014, Mr. Govatski and Ms. Dickey agreed to forego compensation as directors and apply the shares originally received as director compensation toward their executive salaries for 2014.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	(1)	Percent of Class	(1)
Richard F. Govatski	24,664,043	(2)	14.12%
Teresa B. Dickey	10,175,510	(3)	5.83%
John Handley	12,683,170	(4)	7.26%
Frank Reidy	18,000,000		10.31%
Directors and Executive Officers as a Group (4 Persons)	65,522,723		37.52%

(1) All of the persons are believed to have sole voting and investment power over the shares of common stock listed or share voting and investment power with his or her spouse, except as otherwise provided.  Percentage is based on 174,622,470 shares outstanding as of March 16, 2015.  Percentage includes amounts which the listed beneficial owner has the right to acquire within sixty days.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth amounts we have been billed with respect to 2014 and 2013 for certain services provided by our independent accountant.

Service	2014	2013
Audit	$31,500	$29,000
Review of unaudited financial statements	$9,000	$7,000
Audit-related fees	none	none
Tax compliance, tax advice and tax planning	$3,000	$3,000
All other services	none	none

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

Net Medical Xpress Solutions, Inc.

Date: March 30, 2015	/s/ Richard F. Govatski
Richard F. Govatski
President, Chief Executive Officer and Chairman of the
Board of Directors

Date: March 30, 2015	/s/ Teresa B. Dickey
Teresa B. Dickey, Director, Secretary, Treasurer and
Principal Financial Officer

Date: March 30, 2015	/s/ John Handley
John E. Handley, Director

Date: March 30, 2015	/s/ Frank A. Reidy
Frank A. Reidy, Director