Form 10-Q
period 2015-03-31
Net Medical Xpress Solutions, Inc.
filed 2015-05-14
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of each of the issuer’s classes of common stock at May 11, 2015 was 174,622,470.

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

ITEM 1.  FINANCIAL STATEMENTS

Net Medical Xpress Services, Inc.

Condensed Consolidated Balance Sheets

(Rounded to the nearest thousand)

	March 31,	December 31,
	2015	2014
Assets	(Unaudited)
Current assets:
Cash and equivalents	$409,000	$277,000
Accounts receivable, net of allowance of $29,000	521,000	581,000
and $29,000, respectively
Inventory	15,000	33,000
Prepaid expenses and other assets	43,000	65,000
Total current assets	988,000	956,000

Furniture, equipment and improvements, net of accumulated	35,000	40,000
depreciation of $675,000 and $670,000, respectively
Security deposits	4,000	4,000
Goodwill	239,000	239,000
Total Assets	$1,266,000	$1,239,000

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$678,000	$764,000
Line of credit	8,000	20,000
Accrued expenses	79,000	70,000
Deferred revenue	3,000	3,000
Capital lease	8,000	8,000
Note payable - related party	51,000	51,000
Total current liabilities	827,000	916,000

Long-term liabilities
Notes payable - related party	2,000	2,000
Capital lease - long-term portion	7,000	9,000
Total long-term liabilities	9,000	11,000
Total liabilities	836,000	927,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized,
0 shares issued and outstanding as of 3/31/15	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 174,622,470 and 174,622,470 shares issued
and outstanding as of 3/31/15 and 12/31/14, respectively	175,000	175,000
Paid-in capital	16,037,000	16,037,000
Subscriptions payable	21,000	21,000
Deferred compensation	(81,000)	(128,000)
Accumulated deficit	(15,722,000)	(15,793,000)
Total stockholders' equity	430,000	312,000
Total Liabilities and Stockholders' Equity	$1,266,000	$1,239,000

The accompanying notes are an integral part of these financial statements.

Net Medical Xpress Services, Inc.

Condensed Consolidated Statements of Operations

(Rounded to the nearest thousand)

(Unaudited)

	For the three months ended
	March 31,
	2015	2014

Revenues
Net Medical Xpress Services	$782,000	$981,000
Net Medical Xpress Specialists	351,000	109,000
Net Medical Xpress Solutions	88,000	114,000
Net Medical Xpress Staffing	19,000	67,000
Gross revenues	1,240,000	1,271,000

Cost of services	923,000	982,000

Gross profit	317,000	289,000

Operating costs and expenses:
General and administrative	217,000	251,000
Depreciation and amortization	3,000	3,000
Research and development	24,000	40,000
Total operating costs and expenses	244,000	294,000

Net operating income (loss)	73,000	(5,000)

Other expense:
Interest expense	(2,000)	(4,000)
Total other expense	(2,000)	(4,000)

Net income (loss)	$71,000	$(9,000)

Income (loss) per share - basic	$0.00	$(0.00)

Weighted average number of common
shares outstanding - basic	174,722,470	160,722,470

Weighted average number of common
shares outstanding - fully diluted	180,454,728	165,452,008

The accompanying notes are an integral part of these financial statements.

Net Medical Xpress Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Rounded to the nearest thousand)

(Unaudited)

	For the three months ended
	March 31,
	2015	2014
Cash flows from operating activities
Net income (loss)	$71,000	$(9,000)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Common stock issued for services	20,000	5,000
Common stock issued for services to board members and officers	27,000	-
Depreciation and amortization	2,000	3,000
Depreciation and amortization allocated to cost of goods sold	3,000	3,000
Changes in operating assets and liabilities:
Accounts receivable	60,000	(135,000)
Inventory	18,000	(12,000)
Prepaid expenses and other assets	63,000	26,000
Accounts payable	(86,000)	33,000
Line of credit	(12,000)	-
Accrued expenses	(32,000)	(5,000)
Net cash provided (used) by operating activities	134,000	(91,000)

Cash flows from investing activities
Acquisition of fixed assets	-	(2,000)
Net cash used by investing activities	-	(2,000)

Cash flows from financing activities
Repayment of principal under capital lease	(2,000)	(2,000)
Net proceeds from the exercise of options	-	45,000
Net cash provided by financing activities	(2,000)	43,000

Net increase in cash equivalents	132,000	(50,000)
Cash equivalents - beginning	277,000	109,000
Cash equivalents - ending	$409,000	$59,000

Supplemental disclosures:
Interest paid	$1,000	$4,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 and notes thereto included in the Company's Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

Cash and Cash Equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At March 31, 2015, the Company did not have cash and equivalents that exceeded federally insured limits.

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

Net Medical Xpress Solutions, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Trade Accounts Receivable, continued:

The Company also estimates an allowance for doubtful accounts, which amounted to $29,000 and $29,000 at March 31, 2015 and December 31, 2014, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, for the three months ended March 31, 2015 and 2014 totaled $0 and $0, respectively.

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

Long-Lived Assets:

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company determined that none of its long-term assets at March 31, 2015 or December 31, 2014 were impaired.

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

During the three months ended March 31, 2015 and 2014, the Company recognized stock-based compensation expense totaling $47,000 and $5,000, from the issuance of a total of 0 and 0 shares of its common stock to officers, directors, and consultants (See Note E).

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

The Company follows the guidance in FASB ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with FASB ASC Topic 450.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At March 31, 2015 and March 31, 2014, there were no custom software development arrangements in progress.

Revenue from radiological services, cardiological services, neurological consults, software installation, and any training or programming services is recognized when the services are rendered.  These revenues include services that are not essential to the functionality of the software.  If any of these services are included in a software agreement with multiple elements, amounts are allocated to these categories based on the estimated number of hours required to complete the work, which is the same criteria used to bill for the services separately.  License revenue is recognized ratably over the term of the license.

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

Advertising Expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $0 and $0 for the three months ended March 31, 2015 and 2014, respectively.

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

NOTE C - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of March 31, 2015 consisted of the following:

Computers	499,000
Furniture, fixtures and equipment	150,000
Automobiles	41,000
Leasehold improvements	20,000
710,000
Accumulated depreciation	(675,000)
$ 35,000

Depreciation expense for the three months ended March 31, 2015 and 2014 was $3,000 and $3,000, respectively.

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

Net Medical Xpress Solutions, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE D - GOODWILL (CONTINUED)

In accordance with FASB ASC 350, “Intangibles - Goodwill and Other,” the Company performs goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. As of March 31, 2015, there is no impairment of goodwill.

In connection with the merger, the Company also entered two employment agreements to the former holders of MedTel membership interests. Each agreement provides for bonus compensation of 2,000,000 shares of common stock to be earned equally upon attainment of quarterly sales and profitability goals. As of March 31, 2015, these goals have not been met.

NOTE E - CAPITAL TRANSACTIONS

Common stock:

During the three-month period ended March 31, 2015, the Company effected the following stock transactions:

Earned compensation for two doctors from shares issued during 2013 of $20,000 is included in expense for the three months ended March 31, 2015.

Earned compensation for two directors from shares issued during 2014 of $14,000 is included in expense for the three months ended March 31, 2015.

Earned compensation for two outside directors from shares issued during 2014 of $14,000 is included in expense for the three months ended March 31, 2015.

Exercise prices and weighted-average contractual lives of stock options outstanding as of March 31, 2015, are as follows:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$0.03-$0.044	6,500,000	2.13	$0.03	6,500,000	$0.03

Net Medical Xpress Solutions, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE E - CAPITAL TRANSACTIONS (CONTINUED)

Summary of Options Granted and Outstanding:

	For the three months ended March 31,
	2015
	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	6,500,000	$0.03
Granted	--	--
Cancelled	--	--
Exercised	--	--
Outstanding at end of period	6,500,000	$0.03

NOTE F - MAJOR CUSTOMERS

During the three-month period ended March 31, 2015, two customers accounted for 37% or approximately $457,000 of the Company's revenue.

As of March 31, 2015, balances due from two customers comprised 30% or approximately $163,000 of total accounts receivable.

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

Net Medical Xpress Solutions, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE G - REPORTABLE SEGMENTS (CONTINUED)

Information related to the Company's reportable segments for the three months ended March 31, 2015 is as follows:

	Services	Specialists	Solutions	Staffing	TOTAL
Revenue	$782,000	$351,000	$88,000	$19,000	$1,240,000

Cost of service	632,000	240,000	47,000	4,000	923,000
General & administrative	91,000	49,000	52,000	25,000	217,000
Depreciation	0	0	3,000	0	3,000
Research & development	1,000	12,000	11,000	0	24,000

Operating Income (loss)	$58,000	$50,000	$(25,000)	$(10,000)	$73,000

Total assets	$572,000	$499,000	$182,000	$13,000	$1,266,000

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

Segment’s operating loss	$ 73,000
Other income (expense)	(2,000)
Consolidated net loss	$ 71,000

NOTE H - COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring on January 31, 2017.  The Company also leases office and computer equipment.  Future minimum lease payments as of March 31, 2015, are as follows:

Year	Amount
2015	$71,000
2016	$94,000
2017	$9,000

Rent expense for the three months ended March 31, 2015 and 2014 amounted to $21,000 and $20,000, respectively.

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

Net Medical Xpress Solutions, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE I - SUBSEQUENT EVENTS

Management has evaluated all subsequent events through the date of filing.  No significant events have occurred during the period from March 31, 2015 through the date of filing.

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

RESULTS OF OPERATIONS

TOTAL REVENUES:

For the Three Months Ended March 31,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$1,240,000	$1,271,000	$(31,000)	(2.4)%

These changes are a result of the following factors:

Net Medical Xpress Services Revenues

1. Radiological services:

For the Three Months Ended March 31,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$752,000	$948,000	$(196,000)	(20.7)%

The decrease in radiological services is due to two factors:  approximately 54% is due to the loss of the two customers involved in the legal proceedings in Part II below; the remainder is due to a net decreased volume of reads by existing customers.  The teleradiology market is becoming increasingly competitive; the trend is for customers to use more than one teleradiology service to best meet their needs at the best possible cost.  Therefore, we anticipate focusing some efforts on expanding our customer base in order to sustain our revenues in the current competitive environment.

2.  Cardiological services:

For the Three Months Ended March 31,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$30,000	$33,000	$(3,000)	(9.1)%

The decrease in cardiological services is due to a net decrease in the volume of reads for existing customers.  This market is similar to the teleradiology market, with new service providers regularly entering the market. The growing competition increases the downward pressure on prices and creates a trend for customers to use multiple services to meet their needs.

Net Medical Xpress Specialists Revenues

1. Neurological services:

For the Three Months Ended March 31,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$212,000	$109,000	$103,000	94.5%

The increase in neurological services revenue is due to a net increase in volume of consults by existing customers.  We are finalizing the addition of several new customers during the first quarter of 2015; therefore, we expect revenues in this category to continue their upward trend during 2015.

2. Specialists program primary care services:

For the Three Months Ended March 31,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$49,000	$0	$49,000	Not meaningful

Primary care consultations is a new service we started offering in July 2014.  This service was originally included in the staffing division.  When we dissolved our wholly-owned subsidiary MedTel Solutions, LLC during the fourth quarter of 2014, and absorbed those operations into Telerad Service, Inc., we made the decision to include these services with our other clinical services in the specialists division. We anticipate that revenues for this service will increase significantly during 2015 as we continue to add new customers.

3. Specialists program hardware sales:

For the Three Months Ended March 31,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$90,000	$0	$90,000	Not meaningful

We are participating in a federal grant, along with the University of New Mexico, to establish a statewide 30 hospital telemedicine network to support critical cerebral emergency support services.  Each hospital that will participate in the program will require our hardware in order to be able to participate.  The increase in revenues in this category is a direct result of this effort.

Net Medical Xpress Solutions Revenues

1.  Software usage fees:

For the Three Months Ended March 31,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$71,000	$100,000	$(29,000)	(29.0)%

The decrease in software usage fees for the three months ended March 31, 2015 as compared to the same period in 2014 is due to two factors:  approximately 25% of the decrease is due to the loss of several customers; the remainder is due to variances in the volume of radiology reports generated for our existing customers.  We believe this trend in our teleradiology customers is similar to the trend we are seeing in our own teleradiology business due to increased competition.  Downward pressure on prices and increased regulations are making it more difficult for some of our smaller customers to sustain their businesses.

2.  Software hosting and maintenance:

For the Three Months Ended March 31,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$13,000	$13,000	$0	0%

We only have a few customers that are using our hosting and maintenance services, and we are not currently focusing on increasing revenues in this category.  Therefore, we anticipate this revenue to remain relatively steady during 2015.

3.  Other revenues:

For the Three Months Ended March 31,

	2015	2014	Increase (Decrease)	Percent Inc (Dec)
Custom Programming	$4,000	$0	$4,000	Not meaningful

We performed several a small custom programming project during the first quarter of 2015, and none during 2014.  We continue to offer programming services for customer database integration, and for other projects for our existing and new customers, but we don’t expect this to be a major revenue source for us in the future.

Net Medical Xpress Staffing Revenues

1.  Recruiting and staffing services:

For the Three Months Ended March 31,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$19,000	$67,000	$(48,000)	(72.0)%

The change in recruiting and staffing services is primarily due to the fact that we lost the one customer that provided the revenue during the first quarter of 2014.  We added several new customers during the second half of 2014 that have gradually increased their volume of consults.  We are compensated for recruiting and providing telemedicine physicians based on the volume of usage by the customers.  Although we are focusing more of our marketing efforts on the specialists program primary care services, we do still expect the revenues in this category to continue to increase modestly during 2015.

COST OF SERVICES:

For the Three Months Ended March 31,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$923,000	$982,000	$(59,000)	(6.0)%

Approximately eighty percent of the costs of services for the first three months of 2015 and 2014 are direct costs related to the services and specialists divisions.  These costs consist of radiologist fees, cardiologist fees, neurologist fees, professional credentialing, professional licenses, professional liability insurance costs, and costs of hardware associated with the specialists program. The majority of these costs are directly related to revenues.

GENERAL AND ADMINISTRATIVE EXPENSES:

For the Three Months Ended March 31,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$217,000	$251,000	$(34,000)	(13.5)%

The decrease in general and administrative expenses is primarily due to a reduction in personnel related to the staffing division during 2014.

RESEARCH AND DEVELOPMENT COSTS:

For the Three Months Ended March 31,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$24,000	$40,000	$(16,000)	(40.0)%

The decrease in research and development costs for the first three months of 2015 compared to the same periods in 2014 is due to decreased programming costs related to the development of the specialists program.  The primary development of the specialists program is complete; however, we continue to focus on expanding the program to include a variety of specialist services.

During the first three months of 2015, approximately 90% of our research and development costs were a direct result of staffing.  In the software industry, it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software.  We anticipate research and development costs during 2014 will continue to focus on the development and expansion of software and services for our specialists program.  As a result, these costs may remain somewhat higher than usual during the coming year.

DEPRECIATION:

For the Three Months Ended March 31,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$3,000	$3,000	$0	0%

We expect depreciation to remain stable or decrease slightly during 2015 as assets are fully depreciated.

OTHER EXPENSE:

For the Three Months Ended March 31,

	2015	2014	Increase (Decrease)	Percent Inc (Dec)
Interest expense	$2,000	$2,000	$0	0%

We don’t anticipate significant changes in this category during 2015.

REPORTABLE SEGMENTS

We believe gross profit is our key indicator of operating progress.  Our four operating divisions generated the following gross profit, rounded to the nearest 1,000, during the first three months of 2015:

	Services	Specialists	Solutions	Staffing	TOTAL
Revenue	$ 782,000	$ 351,000	$ 88,000	$ 19,000	$ 1,240,000

Direct costs	632,000	240,000	47,000	4,000	923,000

Gross profit	$ 150,000	111,000	$ 41,000	$ 15,000	$317,000

Gross Profit Percent	19%	32%	47%	78%	26%

The Net Medical Xpress Services division’s gross profit was $150,000, or 19%.  Approximately 81% of the direct costs in this division are doctor fees, which are directly related to revenues.  The market for teleradiology and telecardiology has become increasingly competitive during the last few years.  As a result, we have seen the gross profit percentage in this division decrease by several percent compared to the level of three to five years ago. The gross profit percentage may change slightly as the mix of services changes, but in general we expect this percentage to remain relatively stable during 2015.

The Net Medical Xpress Specialists division’s gross profit was $111,000, or 32%, as compared to 0% during the first quarter of 2014.  Approximately 60% of the direct cost in this division for the first quarter consists of doctor fees and hardware costs, which are directly related to revenues.  The remaining 40% consists of staffing costs for customer service, which are relatively fixed.  The percentage of costs that are fixed has decreased from 50% to 40% as revenues have increased in this division.  In general, we believe the gross profit percentage of this division will continue to increase during 2015 as the revenues grow, while the fixed costs remain stable.

The Net Medical Xpress Solutions division’s gross profit was $41,000, or 47%.    The majority of the direct costs in this division are staffing expenses, which do not vary directly with revenue. We expect the gross profit percentage of this division to remain in the range of 40% to 50% during 2015.

The Net Medical Xpress Staffing division’s gross profit was $15,000, or 78%.  The majority of the direct costs in this division are staffing expenses, which do not vary with revenues.  Although we still have doctors available for customers to use in their own telemedicine programs, we have shifted our focus to expanding the specialists primary care services.  Therefore, we expect the revenues and costs to remain low in this division, which could result in significant variances in gross profit percentage from quarter to quarter during 2015.

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

Information about our reportable segments for the quarter ended March 31, 2015 is as follows:

	Services	Specialists	Solutions	Staffing	TOTAL
Revenue	$782,000	$351,000	$88,000	$19,000	$1,240,000

Cost of service	632,000	240,000	47,000	4,000	923,000
General and administrative	91,000	49,000	52,000	25,000	217,000
Depreciation	0	0	3,000	0	3,000
Research and development	1,000	12,000	11,000	0	24,000

Operating income (loss)	$58,000	$50,000	$(25,000)	$(10,000)	$73,000

Total assets	$572,000	$499,000	$182,000	$13,000	$1,266,000

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

Segment’s operating income	$ 73,000
Other income (expense)	(2,000)
Consolidated net income	$ 71,000

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

At March 31, 2015, we had a working capital surplus of $161,000 as opposed to a working capital surplus of $40,000 at the beginning of the period, an increase of $121,000.  This increase is due to a combination of factors.  The primary factors are:  an increase of $132,000 in available cash and a decrease in accounts receivable of $60,000, offset by a decrease in accounts payable of $86,000.  We may continue to sell equity securities and incur debt if our liquidity proves insufficient to meet our operating needs and facilitate growth and expansion of our services during 2015.

We anticipate that our primary uses of cash in the next year will continue to be for general operating purposes and to facilitate growth and expansion of our services.  We anticipate our operating cash requirements for the next twelve months to be approximately $5,000,000.  Profitability remains our primary goal.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

307 - Disclosure controls and procedures:  As of March 31, 2015, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d-15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, such disclosure controls and procedures were not effective.  The primary reasons for management’s conclusions are that we did not have a plan in place for implementing controls and procedures and insufficient personnel to implement checks and balances.  We believe that we will not have sufficient funds available to develop a plan in the foreseeable future.  We do not anticipate that our business will need sufficient personnel in the foreseeable future that are needed to implement checks and balances.

308(b) - Changes in internal control over financial reporting:  Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect this control.

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

Not applicable.

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

NET MEDICAL XPRESS SOLUTIONS, INC.

Date: May 14, 2015	By /s/ Richard F. Govatski
Richard F. Govatski, President (Principal
Executive Officer)

Date: May 14, 2015	By /s/ Teresa B. Dickey
Teresa B. Dickey, Treasurer (Principal
Financial Officer)