Form 10-Q
period 2015-06-30
Net Medical Xpress Solutions, Inc.
filed 2015-08-14
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of each of the issuer’s classes of common stock at August 3, 2015 was 174,622,470.

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

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Beginning on the following page

Net Medical Xpress Solutions, Inc.

Condensed Consolidated Balance Sheets

(Rounded to the nearest thousand)

(Unaudited)

	June 30,	December 31,
	2015	2014
Assets

Current assets:
Cash and equivalents	$396,000	$277,000
Accounts receivable, net of allowance of $29,000	558,000	581,000
and $29,000, respectively
Inventory	22,000	33,000
Prepaid expenses and other assets	150,000	65,000
Total current assets	1,126,000	956,000

Furniture, equipment and improvements, net of accumulated
depreciation of $682,000 and $670,000, respectively	28,000	40,000
Security deposits	4,000	4,000
Goodwill	239,000	239,000

Total Assets	$1,397,000	$1,239,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$670,000	$764,000
Line of credit	-	20,000
Accrued expenses	168,000	70,000
Deferred revenue	6,000	3,000
Capital lease	8,000	8,000
Notes payable - related party	52,000	51,000
Total current liabilities	904,000	916,000

Long-term liabilities
Notes payable - related party	2,000	2,000
Capital lease - long-term portion	5,000	9,000
Total long-term liabilities	7,000	11,000

Total liabilities	911,000	927,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized, 0 shares
issued and outstanding, as of 6/30/15 and 12/31/14, respectively	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 174,622,470 and 174,622,470 shares issued
and outstanding as of 6/30/15 and 12/31/14, respectively	175,000	175,000
Paid-in capital	16,037,000	16,037,000
Subscriptions payable	21,000	21,000
Deferred compensation	(54,000)	(128,000)
Accumulated deficit	(15,693,000)	(15,793,000)
Total stockholders' equity (deficit)	486,000	312,000

Total Liabilities and Stockholders' Equity	$1,397,000	$1,239,000

The accompanying notes are an integral part of these financial statements.

Net Medical Xpress Solutions, Inc.

Condensed Consolidated Statements of Operations

(Rounded to the nearest thousand)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Net Medical Xpress Services	$724,000	$935,000	$1,506,000	$1,915,000
Net Medical Xpress Specialists	281,000	132,000	632,000	242,000
Net Medical Xpress Solutions	103,000	107,000	192,000	221,000
Net Medical Xpress Staffing	20,000	-	38,000	67,000
Gross revenues	1,128,000	1,174,000	2,368,000	2,445,000

Cost of services	850,000	959,000	1,773,000	1,941,000

Gross profit	278,000	215,000	595,000	504,000

Operating costs and expenses:
General and administrative	218,000	244,000	435,000	495,000
Depreciation and amortization	3,000	4,000	6,000	7,000
Research and development	26,000	30,000	50,000	70,000
Total operating costs and expenses	247,000	278,000	491,000	572,000

Net operating income (loss)	31,000	(63,000)	104,000	(68,000)

Other income (expense):
Interest expense	(2,000)	(4,000)	(4,000)	(8,000)
Total other income (expense)	(2,000)	(4,000)	(4,000)	(8,000)

Net income (loss)	$29,000	$(67,000)	$100,000	$(76,000)

Income (loss) per share - basic	$0.00	$(0.00)	$0.00	$(0.00)
Income (loss) per share - diluted	$0.00	$(0.00)	$0.00	$(0.00)

Basic weighted average common shares outstanding	174,722,470	165,222,470	174,722,470	164,948,989
Diluted weighted average common shares outstanding	180,454,728	168,422,356	180,454,728	168,148,875

The accompanying notes are an integral part of these financial statements.

Net Medical Xpress Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(Rounded to the nearest thousand)

(Unaudited)

	For the six months ended
	June 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$100,000	$(76,000)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Common stock issued for services to board members and officers	54,000	-
Common stock issued for services	20,000	10,000
Depreciation and amortization	6,000	7,000
Depreciation and amortization allocated to cost of goods sold	6,000	6,000
Changes in operating assets and liabilities:
Accounts receivable	23,000	(47,000)
Inventory	11,000	(13,000)
Prepaid expenses and other assets	32,000	(74,000)
Accounts payable	(94,000)	60,000
Line of credit	(20,000)	-
Accrued expenses	(19,000)	98,000
Deferred revenue	3,000	-
Net cash provided (used) by operating activities	122,000	(29,000)

Cash flows from investing activities
Assets purchased under capital lease	-	8,000
Acquisition of fixed assets	-	(9,000)
Net cash used by investing activities	-	(1,000)

Cash flows (used in) provided by financing activities
Repayment of principal under capital lease	(4,000)	(5,000)
Proceeds from notes payable - related party	1,000	1,000
Net proceeds from the issuance of common stock for the exercise of options	-	45,000
Net cash provided by financing activities	(3,000)	41,000

Net increase in cash equivalents	119,000	11,000
Cash equivalents - beginning	277,000	421,000
Cash equivalents - ending	$396,000	$432,000

Supplemental disclosures:
Interest paid	$3,000	$4,000

Supplemental disclosures of non-cash financing activities:
Insurance contracts financed	$117,000	$166,000

Assets purchased under capital lease	$-	$8,000

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

Cash and Cash Equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At June 30, 2015, the Company did not have cash and equivalents that exceeded federally insured limits.

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

Net Medical Xpress Solutions, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Trade Accounts Receivable, continued:

The Company also estimates an allowance for doubtful accounts, which amounted to $29,000 and $29,000 at June 30, 2015 and December 31, 2014, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, for the six months ended June 30, 2015 and 2014 totaled $0 and $0, respectively.

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

Long-Lived Assets:

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company determined that none of its long-term assets at June 30, 2015 or December 31, 2014 were impaired.

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

During the six months ended June 30, 2015 and 2014, the Company recognized stock-based compensation expense totaling $74,000 and $10,000, from the issuance of a total of 0 and 0 shares of its common stock to officers, directors, and consultants (See Note E).

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

The Company follows the guidance in FASB ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with FASB ASC Topic 450.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At June 30, 2015 and June 30, 2014, there were no custom software development arrangements in progress.

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

Advertising Expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $0 and $0 for the six months ended June 30, 2015 and 2014, respectively.

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

NOTE C - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of June 30, 2015 consisted of the following:

Computers	$499,000
Furniture, fixtures and equipment	150,000
Automobiles	41,000
Leasehold improvements	20,000
710,000
Accumulated depreciation	(682,000)
$28,000

Depreciation expense for the six months ended June 30, 2015 and 2014 was $6,000 and $7,000, respectively.

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

Net Medical Xpress Solutions, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE D - GOODWILL (CONTINUED)

In accordance with FASB ASC 350, “Intangibles - Goodwill and Other,” the Company performs goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. As of June 30, 2015, there is no impairment of goodwill.

In connection with the merger, the Company also entered two employment agreements to the former holders of MedTel membership interests. Each agreement provides for bonus compensation of 2,000,000 shares of common stock to be earned equally upon attainment of quarterly sales and profitability goals. As of June 30, 2015, these goals have not been met.

NOTE E - CAPITAL TRANSACTIONS

Common stock:

During the six month period ended June 30, 2015, the Company effected the following stock transactions:

The Company expensed $27,000 during the six months ended June 30, 2015 for compensation earned from shares issued to two directors during 2014.

The Company expensed $27,000 during the six months ended June 30, 2015 for compensation earned from shares issued to two outside directors during 2014.

The Company expensed $20,000 during the six months ended June 30, 2015 for compensation earned from shares issued to two doctors during 2013.

Exercise prices and weighted-average contractual lives of stock options outstanding as of June 30, 2015, are as follows:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$0.03-$0.044	6,500,000	1.88	$0.03	6,500,000	$0.03

Net Medical Xpress Solutions, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE E - CAPITAL TRANSACTIONS (CONTINUED)

Summary of Options Granted and Outstanding:

	For the six months ended June 30,
	2015
	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	6,500,000	$0.03
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding at end of period	6,500,000	$0.03

NOTE F - MAJOR CUSTOMERS

During the six month period ended June 30, 2015, two customers accounted for 38% or approximately $891,000 of the Company's revenue.

As of June 30, 2015, balances due from two customers comprised 25% or approximately $146,000 of total accounts receivable.

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

Information related to the Company's reportable segments for the six months ended June 30, 2015 is as follows:

	Services	Specialists	Solutions	Staffing	TOTAL
Revenue	$1,506,000	$632,000	$192,000	$38,000	$2,368,000
Cost of Service	1,224,000	452,000	84,000	13,000	1,773,000
General & administrative	177,000	100,000	107,000	51,000	435,000
Depreciation	1,000	0	5,000	0	6,000
Research & development	0	25,000	25,000	0	50,000
Operating Income (loss)	$104,000	$55,000	$(29,000)	$(26,000)	$104,000
Total assets	$691,000	$313,000	$141,000	$252,000	$1,397,000

Net Medical Xpress Solutions, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE G - REPORTABLE SEGMENTS (CONTINUED)

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

Segment’s operating income	$104,000
Other income (expense)	(4,000)
Consolidated net income	$100,000

NOTE H - COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring on January 31, 2017.  The Company also leases office and computer equipment.  Future minimum lease payments as of June 30, 2015, are as follows:

Year	Amount
2015	$46,000
2016	$94,000
2017	$9,000

Rent expense for the six months ended June 30, 2015 and 2014 amounted to $43,000 and $41,000, respectively.

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

NOTE I - SUBSEQUENT EVENTS

The Company’s management has reviewed all material events through the date of this report in accordance with ASC 855-10 (“Subsequent Events”), and believes there are no material subsequent events to report.

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

RESULTS OF OPERATIONS

TOTAL REVENUES:

For the Six Months Ended June 30,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$2,368,000	$2,445,000	$(77,000)	(3.1)%

These changes are a result of the following factors:

Net Medical Xpress Services Revenues

1.  Radiological services:

For the Six Months Ended June 30,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$1,447,000	$1,848,000	$(401,000)	(21.7)%

The decrease in radiological services is due to two factors:  approximately 67% is due to the loss of two customers during 2014; the remainder is due to a net decreased volume of reads by existing customers.  The teleradiology market is becoming increasingly competitive; the trend is for customers to use more than one teleradiology service to best meet their needs at the best possible cost.  This trend has exerted a downward pressure on teleradiology prices during the last several years, in a field that began with low profit margins.  As a result, while we are always interested in the addition of new customers, we are concentrating our efforts on continuing to grow the specialists division, which carries significantly greater profit margins.

2.  Cardiological services:

For the Six Months Ended June 30,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$59,000	$67,000	$(8,000)	(11.9)%

The decrease in cardiological services is due to the loss of two customers during 2014.  Almost all of our cardiology customers also use our teleradiology services, causing similar trends in the two categories. In addition, this market is similar to the teleradiology market, with new service providers regularly entering the market. The growing competition increases the downward pressure on prices and creates a trend for customers to use multiple services to meet their needs.

Net Medical Xpress Specialists Revenues

1.  Neurological services:

For the Six Months Ended June 30,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$429,000	$236,000	$193,000	81.8%

The increase in neurological services revenue is due to two factors:  approximately 40% is due to the addition of new customers, and the remainder is due to a net increase in volume of consults by existing customers.  We are focusing the majority of our efforts in expanding our customer base for the specialists program in general and neurology in particular.  Therefore, we expect these revenues to continue to increase during the remainder of 2015.

2.  Primary care services:

For the Six Months Ended June 30,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$100,000	$0	$100,000	Not meaningful

Primary care consultations is a new service we started offering in July 2014.  This service was originally included in the staffing division.  When we dissolved our wholly-owned subsidiary MedTel Solutions, LLC during the fourth quarter of 2014, and absorbed those operations into Telerad Service, Inc., we made the decision to include these services with our other clinical services in the specialists division. We anticipate that we will see a slight additional increase in primary care service revenues during 2015 as we continue to add new customers.

3.  Specialists program hardware sales:

For the Six Months Ended June 30,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$101,000	$6,000	$95,000	1,583.3%

We are participating in a federal grant, along with the University of New Mexico, to establish a statewide 30 hospital telemedicine network to support critical cerebral emergency support services.  Each hospital that will participate in the program will require our hardware in order to be able to participate.  The increase in revenues in this category is a direct result of this effort.

4.  Behavioral medicine services:

For the Six Months Ended June 30,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$2,000	$0	$2,000	Not meaningful

We are in the process of signing new customers for out behavioral medicine services; therefore, we anticipate that this revenue will increase toward the end of 2015.

Net Medical Xpress Solutions Revenues

1.  Software usage fees:

For the Six Months Ended June 30,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$139,000	$193,000	$(54,000)	(28.0)%

The decrease in software usage fees is due to two factors:  approximately 50% of the decrease is due to the loss of several customers; the remainder is due to variances in the volume of radiology reports generated for our existing customers.  We believe this trend in our teleradiology customers is similar to the trend we are seeing in our own teleradiology business due to increased competition.  Downward pressure on prices and increased regulations are making it more difficult for some of our smaller customers to sustain their businesses.

2.  Software hosting and maintenance:

For the Six Months Ended June 30,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$29,000	$26,000	$3,000	11.5%

We only have a few customers that are using our hosting and maintenance services, and we are not currently focusing on increasing revenues in this category.  Therefore, we anticipate this revenue to remain relatively steady during 2015.

3.  Other revenues:

For the Six Months Ended June 30,

	2015	2014	Increase (Decrease)	Percent Inc (Dec)
Custom Programming	$24,000	$0	$24,000	Not meaningful
Bandwidth	$0	$2,000	($2,000)	(100.0)%

We performed several small custom programming projects during the first half of 2015, and none during 2014.  We continue to offer programming services for customer database integration, and for other projects for our existing and new customers, but we don’t expect this to be a major revenue source for us in the future.  The bandwidth service is a charge for internet access for one customer that began during 2013 and terminated during 2014.  We do not anticipate any revenues in this category in the future.

Net Medical Xpress Staffing Revenues

1.  Recruiting and staffing services:

For the Six Months Ended June 30,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$38,000	$67,000	$(29,000)	(43.3)%

The change in recruiting and staffing services is primarily due to the fact that we lost the one customer that provided revenue in this division during the first quarter of 2014.  We then added several new customers during the second half of 2014 that have gradually increased their volume of consults.  We recruit and provide telemedicine physicians for our customers; we are compensated for this service based on the volume of consults employed by the customers.  We are focusing more of our marketing efforts on the primary care services; therefore, we expect the revenues in this category to continue to increase modestly during 2015.

COST OF SERVICES:

For the Six Months Ended June 30,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$1,773,000	$1,941,000	$(168,000)	(8.7)%

Approximately eighty percent of the costs of services are direct costs related to the services and specialists divisions.  These direct costs consist of radiologist fees, cardiologist fees, neurologist fees, professional credentialing, professional licenses, professional liability insurance costs, and costs of hardware associated with the specialists program. The majority of these costs are directly related to revenues.   The remaining twenty percent consists primarily of customer service and engineering staff costs.

GENERAL AND ADMINISTRATIVE EXPENSES:

For the Six Months Ended June 30,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$435,000	$495,000	$(60,000)	(12.1)%

The decrease in general and administrative expenses is primarily due to a reduction in personnel related to the staffing division during the fourth quarter of 2014.

RESEARCH AND DEVELOPMENT COSTS:

For the Six Months Ended June 30,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$50,000	$70,000	$(20,000)	(28.6)%

The decrease in research and development costs for the first half of 2015 compared to the same periods in 2014 is due to decreased programming costs related to the development of the specialists program.  The primary development of the specialists program is complete; however, we continue to focus on expanding the program to include a variety of specialist services.

During the first six months of 2015, approximately 90% of our research and development costs were a direct result of staffing.  In the software industry, it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software.  We anticipate research and development costs during 2015 will continue to focus on the development and expansion of software and services for our specialists program.  As a result, these costs may remain somewhat higher than usual during the coming year.

DEPRECIATION:

For the Six Months Ended June 30,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$6,000	$7,000	$(1,000)	(14.3)%

We expect depreciation to remain stable or decrease slightly during 2015 as assets are fully depreciated.

OTHER EXPENSE:

For the Six Months Ended June 30,

	2015	2014	Increase (Decrease)	Percent Inc (Dec)
Interest expense	$4,000	$8,000	$(4,000)	(50.0)%

We don’t anticipate significant changes in this category during 2015.

REPORTABLE SEGMENTS

We believe gross profit is our key indicator of operating progress.  Our four operating divisions generated the following gross profit, rounded to the nearest 1,000, during the first three months of 2015:

	Services	Specialists	Solutions	Staffing	TOTAL
Revenue	$1,506,000	$632,000	$192,000	$38,000	$2,368,000

Direct costs	1,224,000	452,000	84,000	13,000	1,773,000

Gross profit	$282,000	$180,000	$108,000	$25,000	$595,000

Gross Profit Percent	19%	28%	56%	66%	25%

The Net Medical Xpress Services division’s gross profit was $282,000, or 19%.  Approximately 81% of the direct costs in this division are doctor fees, which are directly related to revenues.  The market for teleradiology and telecardiology has become increasingly competitive during the last few years.  As a result, we have seen the gross profit percentage in this division decrease by several percent compared to the level of three to five years ago. The gross profit percentage may change slightly as the mix of services changes, but in general we expect this percentage to remain relatively stable during 2015.

The Net Medical Xpress Specialists division’s gross profit was $180,000, or 28%, as compared to 7% during the first half of 2014.  Approximately 60% of the direct cost in this division consists of doctor fees and hardware costs, which are directly related to revenues.  The remaining 40% consists of staffing costs for customer service, which are relatively fixed.  The percentage of costs that are fixed has decreased from 50% during 2014 to approximately 30% as revenues have increased in this division.  In general, we believe the gross profit percentage of this division will continue to increase during 2015 as the revenues grow, while the fixed costs remain stable.

The Net Medical Xpress Solutions division’s gross profit was $108,000, or 56%.  The majority of the direct costs in this division are staffing expenses, which do not vary directly with revenue. We expect the gross profit percentage of this division to remain in the range of 40% to 50% during 2015.

The Net Medical Xpress Staffing division’s gross profit was $25,000, or 66%.  The majority of the direct costs in this division are staffing expenses, which do not vary with revenues.  Although we still have doctors available for customers to use in their own telemedicine programs, we have shifted our focus to expanding our primary care services.  Therefore, we expect the revenues and costs to remain low in this division, which could result in significant variances in gross profit percentage from quarter to quarter during 2015.

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

At June 30, 2015, we had a working capital surplus of $222,000 as opposed to a working capital surplus of $40,000 at the beginning of the period, an increase of $182,000.  This increase is due to a combination of factors.  The primary factors are:  an increase of $119,000 in available cash and a decrease in accounts receivable of $23,000, offset by a decrease in accounts payable of $94,000.  We may continue to sell equity securities and incur debt if our liquidity proves insufficient to meet our operating needs and facilitate growth and expansion of our services during 2015.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

307 - Disclosure controls and procedures:  As of June 30, 2015, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d-15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, such disclosure controls and procedures were not effective.  The primary reasons for management’s conclusions are that we did not have a plan in place for implementing controls and procedures and insufficient personnel to implement checks and balances.  We believe that we will not have sufficient funds available to develop a plan in the foreseeable future.  We do not anticipate that our business will need sufficient personnel in the foreseeable future that are needed to implement checks and balances.

308(b) - Changes in internal control over financial reporting:  Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect this control.

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

NET MEDICAL XPRESS SOLUTIONS, INC.

Date: August 14, 2015	By /s/ Richard F. Govatski
Richard F. Govatski, President (Principal
Executive Officer)

Date: August 14, 2015	By /s/ Teresa B. Dickey
Teresa B. Dickey, Treasurer (Principal
Financial Officer)