Form 10-K
period 2015-12-31
Net Medical Xpress Solutions, Inc.
filed 2016-03-30
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES [ ]  NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES [ ]  NO [X]

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

AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON JUNE 30, 2015 WAS: $5,954,626

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK AT MARCH 16, 2016 WAS: 174,622,470

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

In May 2008, we created a wholly-owned subsidiary called Telerad Service, Inc. to provide teleradiological services.  Beginning in January 2012, Telerad Service, Inc. has operated under the trade names Net Medical Xpress Services and Net Medical Xpress Specialists.  Detailed descriptions of these divisions are provided in the “Our Business” section below.

On July 1, 2013, we purchased MedTel Solutions, LLC (“MedTel”), an Alabama limited liability company.  MedTel was organized on June 13, 2012 for the purpose of engaging in the business of providing licensed medical practitioners to perform services via telemedicine.  On November 1, 2014, MedTel Solutions, LLC was absorbed into Telerad Service, Inc. We now operate MedTel Solutions, LLC as Net Medical Xpress Staffing.

Our primary address on the World Wide Web is www.nmxs.com.  We use several additional web addresses, including www.netmedical.com and www.nmxc.net, which broadcast the same information as www.nmxs.com. The information at that web site is not part of our annual report, and we specifically disclaim any liability under federal securities law related to the web site.

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

We currently operate under four business units, each of which is also a reportable segment.

Net Medical Xpress Solutions

Our parent company, Net Medical Xpress Solutions (Solutions), primarily provides Picture Archiving and Communication System (PACs) hardware and software to hospitals and other medical facilities.

Solutions Division Products and Services

XR-EXpress is our flagship Picture Archiving and Communications System (PACS) software.  XR-Express is compliant with the Health Insurance Accountability and Portability Act (HIPAA).   We sell XR-Express to medical facilities and also provide it as a hosted “Software as a Service” (SaaS), where the customer is billed on a monthly basis according to usage.  The SaaS option allows our customers to optimize their operations without investing significant time and money on upfront fixed costs for hardware, software, tech support and training.

XR-EXpress enables medical providers to examine multiple types of medical images over the Internet.  The originating medical facility or service provider uploads medical images as high-resolution DICOM (digital imaging and communications in medicine) files to our secure servers.  The DICOM files are tagged with patient information.  The radiologist then accesses the images on our secure servers through his or her own computer and returns the diagnostic report to our secure server for access by the treating physician.  XR-EXpress significantly reduces the time between the imaging events and report delivery.  Our workflow technology provides scheduling, dispatching, monitoring and reporting functions, which boosts the customer’s efficiency and productivity while enhancing patient care.  Our average turn-around time for x-rays is approximately ten minutes, and for ultrasounds it is approximately twenty minutes.

In addition, XR-Express is the platform we use for our Net Medical Xpress Services and Net Medical Xpress Specialists business units.  In the Specialists division, XR-Express enables a referring hospital to instantly transmit digital diagnostic images and reports to a consulting physician, providing a means for the consulting physician to aid the attending physician in applying the appropriate care.  XR-EXpress is especially useful when the patient is located a substantial distance from an appropriate specialist physician, and transport decisions must be made quickly and effectively, while keeping costs down.  XR-EXpress enables remote hospitals to more effectively utilize resources, make better triage and management decisions, and keep patients in their local facilities, thus saving money and facilitating superior patient care.

We also collaborated with the New Mexico Heart Institute (NMHI) to develop cardiology and vascular extensions to our XR-EXpress software. By working with the experts at NMHI, we have added comprehensive and customizable support for cardiology services, including visualization, automated data collection, measurement tools, and report writing. These software extensions now allow the system to support echocardiograms, stress echocardiograms, dobutamine stress tests, exercise stress tests, nuclear exams, upper and lower venous and arterial exams, carotid exams, renal artery exams, and vascular wellness screening. The extensions run onsite at NMHI and backup to Net Medical Xpress Solutions cloud servers.

Solutions Customers and Competition

Our customers in our Solutions division are chiefly mobile radiology companies that provide their own doctors and use our PACS system to provide their services to their customers.

There are other companies providing PACS systems similar to ours.  Some of these companies also charge their customers on a per-usage basis as we do.  However, the majority of PACS systems on the market still require considerable up-front investment in both monetary costs and training time, along with annual upgrades.  We were among the industry leaders in offering a PACS system via the cloud, and we believe that our structure and pricing is still competitive.

Net Medical Xpress Services

Net Medical Xpress Services (Services) provides medical diagnostic reading services.

Services Division Products and Services

We provide physicians who specialize in diagnosing patient disorders via all types of studies:  plain film, ultrasound, CT, MRI, EEG, echocardiogram, nuclear bone scan, EKG, and fluoroscopy. The studies are read and diagnosed within a web-based environment using our XR-EXpress software. There is no overhead impact, and data integrity, security and HIPAA compliance are maintained.

We provide radiology and cardiology diagnostic services 24 hours per day, seven days per week, and 365 days per year.  We are able to provide either final or preliminary reports depending on the customer’s need.  Our operations team manages the workload for over 10,000 facilities on our system.  Our response time averages fifteen minutes for plain film stats and eighteen minutes for most routine plain film exams.

Services Division Customers and Competition

Our customers in our Services division are primarily small and medium-sized mobile digital service providers, as well as some smaller medical centers and urgent care centers.

This sector of the telemedicine market has become exceptionally competitive over the last five years.  We have observed increasingly intense downward pressure on prices during that time, even though margins for these services were already low when we entered the market.  Profitability in this division depends on volume, but more and more customers are following the low prices rather than placing value on additional services such as quality assurance, customizable reports, and programming according to spec for individual customers.

Net Medical Xpress Specialists

Net Medical Xpress Specialists (Specialists) provides virtual specialist services to hospitals and other medical entities, and virtual primary care services to individual patients via our WebRTC conference switch described below.

Specialists Division Products and Services

The Specialists division provides a web-based clinical telemedicine solution that eliminates unnecessary transport of patients from one medical facility to another by facilitating the real-time assessment of patients through a virtual examination.  It can save lives by reducing the time required to diagnose and treat patients.

Our initial services were in emergency room neurology and stroke evaluation.  For potential stroke patients, the specialists program enables neurologists in major urban facilities to diagnose and treat stroke patients at remote medical service areas.  Once the customer facility is ready, we usually can connect the neurologist and the patient within fifteen to thirty minutes for the initial evaluation.  The high definition imaging and video system maintenance costs are part of the service and are maintained by us, minimizing costs for the customer.  The specialists program provides patient care 24 hours per day, seven days per week, and 365 days per year.

During 2014, we also began providing virtual primary care services.  Patients can access a primary care physician at any time, from anywhere, with any device that has an internet connection.  Physicians are available within minutes, which eliminates drive time and wait time for the patients.  Virtual primary care can be used for a variety of routine medical conditions, patient education, prescription renewal, and follow-up appointments, to name just a few possibilities.  One of the issues with the current healthcare system is that patients do not always have prompt access to their primary care physicians when they have an acute but non-emergency situation such as an upper respiratory infection.  The result is often that the patient will visit an urgent care or emergency facility for a situation that doesn’t require that level of care.  Virtual primary care can improve efficiency by increasing access and saving time for both patients and doctors, while still providing exceptional patient care.

At this time, we have physicians in our Specialists division credentialed to provide services for neurology/stroke evaluation, behavioral medicine, cardiology, critical care and primary care. We currently are marketing numerous other services within the specialist program.

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

WebRTC Conference Switch:  The WebRTC (real-time communications) video conferencing tool is an application that allows organizations to set up users, groups and subgroups with crystal clear, real time, face-to-face web-based connections significantly facilitating doctor-patient and hospital communications.  It is web-based and HIPAA-compliant, so it can be used for confidential physician to patient communications.  Although designed specifically for the healthcare industry, other types of companies and organizations can also use the system.  We are using it in our Specialists division, and it also has been released on the Apple App Store and is ready for purchase by any organization.

Specialists Division Customers and Competition

The customers in our Specialists division are mainly hospitals that use our physicians for consults in the emergency rooms.

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

There are several other companies offering specialists consultations at this time, but this market still has a great deal of room to grow.  Our current strategy is to take advantage of this growth with the goal of being well-established by the time the market matures.

Net Medical Xpress Staffing

Net Medical Xpress Staffing (Staffing) specializes in the recruitment and staffing of physicians for telemedicine services.

Staffing Division Products and Services

We currently have a database of over 400 physicians in varying stages of contracting, credentialing, training and providing services with us.  The majority of these physicians are primary care physicians.

Our staffing division recruits highly competent primary care physicians and specialists to meet the growing demand for telemedicine physicians.  In addition, we will use this division to extend our internal medical staff.  This will allow us to continue expanding and developing our range of services.

Staffing Division Customers and Competition

Our Staffing division customers are mainly companies providing virtual primary care services.

The Staffing division can serve the entire telemedicine market by providing physicians for any type of telemedicine services.  The competitive advantage for this division is that as one market segment becomes saturated, we are able to shift focus to serve a different segment by recruiting different physicians.  In addition, it is impossible for any telemedicine services company to sign new customers if they don’t have the doctors contracted and available.  We believe that the pool of doctors we have already recruited gives us a distinct competitive advantage, especially given the shortage of doctors that market experts project will happen in the near future.

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

The only exception is the modest equipment purchase required for our customers using our virtual specialists services.  We have designed our high-tech carts that are used in emergency rooms to provide the virtual specialist services at the very modest purchase price of a few thousand dollars, as compared to tens of thousands of dollars for similar products.

Business Strategy

The healthcare situation in the U.S. is currently undergoing a number of shifts.  The fastest growing segment of the population is people over 65 years of age.  Obesity is still on the rise, and the diagnosis of chronic diseases continues to increase as well.  If these facts are coupled with the projected shortage of healthcare personnel over the next couple of decades, it is apparent that our healthcare system will need to become considerably more effective and efficient.  One of the resulting trends is the outsourcing of medical services, which is where we provide a valuable alternative.

We believe that telemedicine provides safe, effective services while reducing costs in a wide variety of medical applications, such as avoiding unnecessary patient transports, providing support for hospital overflows, providing increased services in remote or rural areas, providing services in jails and prisons, decreasing the length of some patient stays, providing increased home management of chronic diseases, providing improved post-discharge follow-up care to avoid unnecessary hospital readmissions, providing enhanced care in critical care or intensive care units and increasing access to specialized services.  Digital diagnostics systems in particular have demonstrated significantly improved image quality over the last few years, while costs continue to decrease.  By providing enhanced diagnostic capabilities with quick turn-around times, telemedicine can potentially increase patient safety and reduce costs for healthcare providers.

We expect that, given the current situation in healthcare, telemedicine is here to stay.

We are one of the few telemedicine companies that can provide the comprehensive range of services that we offer.  We know of no other company that provides diagnostic reads in radiology and cardiology; virtual specialists - either emergency or scheduled; virtual primary care; location, recruitment and credentialing of telemedicine physicians; or just the use of our PACS system for companies that already have their own doctor groups.

Our current business strategy involves the following factors:

•

Continue to emphasize the flexibility and affordability of our hosted applications.  Our customers who prefer this service do not need extensive or expensive hardware, software or technology staff to use our products.  Upfront fixed costs are minimized.  Also, we are usually able to get new customers and doctors operational within days, sometimes within hours, including training.

•

Expand our virtual primary care services by marketing to businesses and insurance companies.  Virtual primary care services can augment existing high-deductible insurance plans while keeping costs low.  They also can increase the efficiency of the doctors and provide access to patients who otherwise would have difficulty getting in to see a primary care physician in person.  These services contribute to efficiency in the entire system by reducing demand on urgent care centers and emergency rooms for non-urgent issues.

•

Continue to expand the specialists services we offer.  We are continuing to expand our neurology and stroke assessment program into facilities across the country.  We are marketing our virtual specialist programs for post-discharge follow-up care to help hospitals avoid unnecessary readmissions, behavioral medicine, cardiology, critical care, dermatology, and infectious diseases.

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

Employees

At March 16, 2016, we had twenty two employees and independent contractors.  We consider our relationship with our employees to be good.  We also have over two hundred physicians on contract, including radiologists, cardiologists, neurologists, psychiatrists and primary care physicians.

ITEM 1A. RISK FACTORS

A small number of customers represent a large amount of our revenues and the loss of such customers will result in a significant decrease in revenues and threaten our ongoing operations.

During the year ended December 31, 2015, two customers accounted for 30% of the Company’s total revenue.  During the year ended December 31, 2014, one customer accounted for 25% of the Company's total revenue.  The loss of such customers would result in a significant decrease in our revenues and our working capital.

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

We have incurred cumulative net losses of approximately $15,642,000 since our inception in 1996.  At this time, our revenues are adequate to meet our operating needs; however, we may require additional capital for our contemplated operational and marketing activities to take place.  The amount of any additional capital required would depend on our current income and our future plans, but could range from $100,000 to $1,000,000. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We do not have any unresolved staff comments.

ITEM 2. DESCRIPTION OF PROPERTY

We currently lease a 5,000 square foot facility in Albuquerque, New Mexico, at a cost of approximately $6,800 per month.  The lease expires on January 31, 2017.  The facility houses our administrative, marketing and engineering offices, and provides adequate room for expansion.  We house our primary servers in a separate facility downstairs from ours, at a cost of approximately $2,500 per month on a month-to-month basis.  The two locations are networked together by fiber optics.  In this facility we have access to a large power generator, which enables our servers to continue operating during power outages.

ITEM 3. LEGAL PROCEEDINGS

We have no legal proceedings outside of normal business operations.

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

Fiscal Year Ended December 31, 2014	Quarter	High	Low
	First	$0.09	$0.066
	Second	$0.07	$0.048
	Third	$0.06	$0.036
	Fourth	$0.05	$0.0158

Fiscal Year Ended December 31, 2015	Quarter	High	Low
	First	$0.025	$0.0165
	Second	$0.044	$0.015
	Third	$0.052	$0.028
	Fourth	$0.044	$0.021

Fiscal Year Ended December 31, 2016	Quarter	High	Low
(Through March 18, 2016)	First	$0.029	$0.0249

Recent Sales of Unregistered Securities

No unregistered shares were issued during 2015.

Shareholders

As of March 19, 2016, there were 385 holders of record of our common shares.

Dividends

We did not declare any cash dividends on our common stock during the year ended December 31, 2015.  We have no plans to pay any dividends to the holders of our common stock in 2016.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

REVENUES:

For the Year Ended December 31,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$4,222,000	$4,583,000	$(361,000)	(7.9)%

These changes are a result of the following factors:

Net Medical Xpress Solutions

1. Software usage fees:

For the Year Ended December 31,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$201,000	$340,000	$(139,000)	(40.9)%

The decrease in software usage fees during 2015 as compared to 2014 is primarily due to the loss of several radiological customers that use our PACS system.  We believe these losses are due to the increased competition, especially as it relates to price competitiveness, in the current teleradiology market. We do not anticipate that the revenues in this category will change significantly during 2016.

2. Software hosting and maintenance:

For the Year Ended December 31,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$74,000	$56,000	$18,000	32.1%

This increase is due to additional post-contract data access fees for a customer that terminated during 2015.  At this point, nearly all of our customers are using our medically related services, which are priced via usage fees per transaction rather than via monthly hosting or maintenance fees.  Software maintenance consists mainly of hosting and managing our customers’ data on our systems and to a lesser extent includes technical support programs associated with XR-Express usage.   We expect revenues in this category to be stable during the coming year, as we continue to focus our efforts on building our medical division.

3. Custom programming:

For the Year Ended December 31,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$24,000	$0	$24,000	Not meaningful

We had several small programming projects during 2015 and none during 2014.  We anticipate undertaking a few small and medium-sized projects that will continue to generate modest revenues in this category during 2016. We continue to offer programming services for customer database integration and for other projects for our existing and new customers.

4. Other revenues:

For the Year Ended December 31,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$2,000	$1,000	$1,000	100.0%

This category consists of miscellaneous small hardware sales and bandwidth charges during the year ended December 31, 2014, as compared to miscellaneous small hardware sales and finance charges on customer accounts during the year ended December 31, 2015.  Since these are ancillary services, we expect these revenues to remain minimal during 2016.

Net Medical Xpress Services

1. Radiological services:

For the Year Ended December 31,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$2,354,000	$3,350,000	$(996,000)	(29.7)%

The decrease in radiological services revenues during 2015 as compared to 2014 is due to three factors: approximately 41% is due to the loss of two customers during the second half of 2014; approximately 49% is due to the loss of one large customer during 2015; the remainder is due to decreased volume of reads from other existing customers.  We anticipate that revenues will remain stable or decrease slightly during 2016, due in part to the loss of the two customers, and in part because we are focusing our efforts on growing the specialists program.

2. Cardiological services:

For the Year Ended December 31,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$73,000	$128,000	$(55,000)	(43.0)%

The decrease in cardiological services during 2015 as compared to 2014 is due to two factors: approximately 29% is due to the loss of two customers during the second half of 2014; the remainder is due to the loss of one large customer during 2015.  We anticipate that the revenues in this category will be stable or will increase modestly during 2016.

Net Medical Xpress Specialists

1.  Specialist program neurology services:

For the Year Ended December 31,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$1,013,000	$579,000	$434,000	75.0%

The increase in neurological services revenues is due to two factors:  approximately 70% is due to the CMS grant with the University of New Mexico.  In 2014, the Center for Medicare and Medicaid Services (CMS) approved a $15.1 million grant for the University of New Mexico, in conjunction with Net Medical Xpress, to establish a 30-hospital telehealth system in New Mexico over a three-year period.  This project will help CMS study the impact of providing telemedicine for critical care services in rural areas.  It will also help the participating hospitals to provide appropriate patient care in the local facility without needing patient transport to tertiary care hospitals by delivering critical cerebral emergency support services.  Net Medical Xpress will continue to supply the hardware and the software to facilitate the virtual neurological consultations.  Most of the remaining 30% of the increase is due to increased volume of consults by existing customers.

2.  Specialist program primary care services:

For the Year Ended December 31,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$175,000	$31,000	$144,000	464.5%

Primary care consultations is a service that we began offering in July 2014.  The increase in revenues is due to the addition of new customers, as well as the increase in volume of consults as new customers from 2014 continue to ramp up their services and add new end users.  We expect revenues in the category to continue to increase during 2016.

3. Specialist program hardware sales:

For the Year Ended December 31,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$174,000	$14,000	$160,000	1142.9%

The increase in revenues in this category is a direct result of the grant described in neurological services above.

The specialist program hardware sales are sales of equipment required for a customer to begin using any of the specialists services except primary care services. (Primary care services require only a device with internet access and basic video capabilities.) In addition to continuing revenues related to the grant, we anticipate increasing our customer base by a moderate amount during 2015; therefore, we will likely see hardware sales remain steady during the coming year.

4. Behavioral medicine services:

For the Year Ended December 31,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$25,000	$0	$25,000	100.0%

We began offering behavioral medicine services in April 2015.  We expect revenues in this category to increase moderately during 2015.

Net Medical Xpress Staffing

1. Recruiting and staffing services:

For the Year Ended December 31,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$107,000	$84,000	$23,000	27.4%

The increase in staffing service revenues is due to the addition of new customers.  We began offering this service in July 2013, and have been steadily increasing our customer base since that time.  We expect this category to continue increasing slowly and steadily during 2016.

DIRECT COSTS:

For the Year Ended December 31,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$3,055,000	$3,765,000	$(710,000)	(18.9)%

Approximately 90% of the decrease in direct costs relates to reduced physician fees associated with the loss of several radiology customers during 2014 and 2015.  The remaining decrease is due to the growth of the specialists division, which has higher gross profit margins than the services division.

In general, direct costs consist of doctor fees; recruiting, customer service and management fees; professional credentialing and professional liability insurance costs. The majority of these costs are doctor fees, which are directly related to revenues; however, the percentage of direct costs to revenues varies by division.

GENERAL AND ADMINISTRATIVE EXPENSES:

For the Year Ended December 31,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$887,000	$1,068,000	$(181,000)	(16.9)%

The decrease in general and administrative expenses is primarily due to the reduction of administrative and sales staff during 2015.  We expect these expenses to increase slightly during 2016 as we increase marketing expenditures and replace a portion of the administrative staff.

RESEARCH AND DEVELOPMENT COSTS:

For the Year Ended December 31,

2015	2014	Increase (Decrease)	Percent Inc (Dec)
$100,000	$121,000	$(21,000)	(17.4)%

Approximately 86% of our research and development costs were directly associated with staffing during 2015.  The decrease in costs for 2015 as compared to 2014 is due to a reduction in engineering personnel during 2015.  In the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software that require modification.  Management anticipates that research and development costs in the future will focus both on the upgrading of our existing products and the continued development of new products using our core technology; therefore they will remain relatively stable or perhaps increase slightly during the coming year.

DEPRECIATION AND BAD DEBT EXPENSE:

For the Year Ended December 31,

	2015	2014	Increase (Decrease)	Percent Inc (Dec)
Depreciation expense	$12,000	$15,000	$(3,000)	(20.0)%
Bad debt expense	$8,000	$80,000	$72,000	(90.0)%

The decrease in depreciation expense during 2015 as compared to 2014 is due to assets reaching full depreciation, coupled with no significant purchases of fixed assets.  We wrote off the remaining balances of the two accounts associated with the lawsuit discussed in Section II below to bad debt during 2014.  Although we fully anticipate a judgment in our favor, there is no guarantee that we will be able to collect the balances owed.

OTHER INCOME (EXPENSE):

For the Year Ended December 31,

	2015	2014	Increase (Decrease)	Percent Inc (Dec)
Interest expense	$9,000	$16,000	$(7,000)	(43.8)%

The decrease in interest expense is due to the late payment of payroll taxes related to the purchase of MedTel Solutions, LLC during 2013, which resulted in increased interest payments during 2014.

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

Gross profit is our key indicator of operating progress.  Our operating divisions generated the following gross profit percentages during 2015:

	Services	Specialists	Solutions	Staffing	TOTAL
Revenue	$ 2,427,000	$ 1,387,000	$ 301,000	$ 107,000	$ 4,222,000

Direct costs	2,010,000	881,000	151,000	13,000	3,055,000
Gross profit	$ 417,000	$ 506,000	$ 150,000	$ 94,000	$ 1,167,000
Percent	17.2%	36.5%	49.8%	87.9%	27.6%

Net Medical Xpress Services generated a gross profit percentage of 17.2% during 2015 as compared to 21.3% during 2014.  Approximately 80% of the cost of services for Net Medical Xpress Services is doctor fees, which vary directly with revenues.  Teleradiology is becoming increasingly competitive, with many vendors in the market.  We have seen downward pressure on prices for the last few years as a result.  Because of this trend, coupled with already low profit margins, we are primarily focusing our efforts on continuing to expand the specialists division.

Net Medical Xpress Specialists generated a gross profit percentage of 36.5% during 2015, as compared to 15.9% during 2014.  This program began operations during the first quarter of 2012, with revenues increasing year over year since that time.  As a result, the ratio of direct variable costs to direct fixed costs has increased, with the gross profit percentage increasing every year accordingly.  We believe that the gross profit percentage of this division will continue to increase slightly during 2016 as the revenues increase while the fixed costs remain stable at approximately $60,000 per quarter.

Net Medical Xpress Solutions generated a gross profit percentage of 49.8% during 2015 as compared to 22.7% during 2014, and 48.6% during 2013.  This increase in gross profit percentage during 2015 was actually a return to our normal gross profit after incurring significant costs associated with engineering time spent on FDA audit compliance during 2014.  The audit was concluded during 2014, therefore the gross profit percentage for 2015 has returned to levels comparable to prior years.

Net Medical Xpress Staffing generated a gross profit percentage of 87.9% during 2015, as compared to (86.9)% during 2014.  We hired additional personnel to provide enhanced recruiting functions during the second half of 2013 and 2014.  These additional staffing costs were the primary reason for the decrease in gross profit percentage during 2014.  During the fourth quarter of 2014, we merged MedTel Solutions, LLC into Telerad Service, Inc. and reduced the number of personnel in the division.  Consequently, fixed costs decreased at the same time that revenues increased during 2015, producing improved gross profit percentages.  We expect the gross profit for 2016 to decrease slightly compared to 2015.

Our normal general and administrative expenses were approximately $225,000 per quarter during 2015.  We anticipate that these expenses will be in the range of $240,000 to $275,000 per quarter during 2016.

Operating information related to our reportable segments for the year ended December 31, 2015 is as follows:

	Services	Specialists	Solutions	Staffing	TOTAL
Revenue	$2,427,000	$1,387,000	$301,000	$107,000	$4,222,000

Cost of Service	2,010,000	881,000	151,000	13,000	3,055,000
General & administrative	367,000	203,000	212,000	105,000	887,000
Depreciation	2,000	0	10,000	0	12,000
Research & development	1,000	49,000	50,000	0	100,000
Bad debt	7,000	0	1,000	0	8,000

Operating Income (loss)	$40,000	$254,000	$(123,000)	$(11,000)	$160,000

Total assets	$429,000	$202,000	$305,000	$265,000	$1,201,000

A reconciliation of the segments' operating income to the consolidated net income is as follows:

Segment’s operating income	$160,000
Other income (expense)	(9,000)
Consolidated net income	$151,000

Operating information related to our reportable segments for the year ended December 31, 2014 is as follows:

	Services	Specialists	Solutions	Staffing	TOTAL
Revenue	$3,478,000	$624,000	$397,000	$84,000	$4,583,000

Cost of Service	2,736,000	565,000	307,000	157,000	3,765,000
General & administrative	367,000	312,000	208,000	181,000	1,068,000
Depreciation	4,000	0	10,000	1,000	15,000
Research & development	0	118,000	3,000	0	121,000
Bad debt	80,000	0	0	0	80,000

Operating Income (loss)	$291,000	$(371,000)	$(131,000)	$(255,000)	$(466,000)

Total assets	$732,000	$114,000	$141,000	$252,000	$1,239,000

A reconciliation of the segments' operating income to the consolidated net income is as follows:

Segment’s operating income	$(466,000)
Other income (expense)	(16,000)
Consolidated net income	$(482,000)

LIQUIDITY AND CAPITAL RESOURCES

“Liquidity” refers to our ability to generate adequate amounts of cash to meet our needs for cash.  We believe we will have adequate liquidity to maintain current operations during 2016, but we may choose to locate additional sources of cash to facilitate growth and expansion.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space, computer equipment and office equipment.

At December 31, 2015, we had a working capital surplus of $333,000 as opposed to a working capital surplus of $40,000 at the beginning of the period, an increase of $293,000.  This increase is due to a combination of factors.  The primary factors are:  an increase of $133,000 in available cash, a decrease in accounts receivable of $152,000, and a decrease in accounts payable of $339,000.  We may continue to sell equity securities and incur debt if needed to meet our operating needs and facilitate growth and expansion of our services during 2016.

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Net Medical Express Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Net Medical Express Solutions, Inc (the Company) as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended, December 31, 2015. Net Medical Express Solutions, Inc’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Net Medical Express Solutions, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note C. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM, LLP

March 30, 2016

Henderson, Nevada

Net Medical Xpress Solutions, Inc.

Consolidated Balance Sheets

(Rounded to the nearest thousand)

	December 31,	December 31,
	2015	2014
Assets

Current assets:
Cash and equivalents	$410,000	$277,000
Accounts receivable, net of allowance	429,000	581,000
of $28,000 and $29,000, respectively
Inventory	27,000	33,000
Prepaid expenses and other assets	76,000	65,000
Total current assets	942,000	956,000

Furniture, equipment and improvements, net of accumulated	16,000	40,000
depreciation of $694,000 and $670,000, respectively
Security deposits	4,000	4,000
Goodwill	239,000	239,000

Total Assets	$1,201,000	$1,239,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$439,000	$764,000
Line of credit	6,000	20,000
Accrued expenses	52,000	40,000
Insurance payable	40,000	30,000
Deferred revenue	9,000	3,000
Capital lease	8,000	8,000
Note payable - related party	55,000	53,000
Total current liabilities	609,000	918,000

Long-term liabilities
Capital lease - long-term portion	1,000	9,000
Total long-term liabilities	1,000	9,000

Total liabilities	610,000	927,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized, 0 shares
issued and outstanding as of 12/31/15 and 12/31/14, respectively	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 174,622,470 and 174,622,470 shares issued and
outstanding as of 12/31/15 and 12/31/14, respectively	175,000	175,000
Paid-in capital	16,037,000	16,037,000
Subscriptions payable	21,000	21,000
Deferred compensation	-	(128,000)
Accumulated deficit	(15,642,000)	(15,793,000)
Total stockholders' equity	591,000	312,000

Total Liabilities and Stockholders' Equity	$1,201,000	$1,239,000

The accompanying notes are an integral part of these consolidated financial statements.

Net Medical Xpress Solutions, Inc.

Consolidated Statements of Operations

(Rounded to the nearest thousand)

	For the year ended
	December 31,
	2015	2014

Revenues
Net Medical Xpress Services	$2,427,000	$3,478,000
Net Medical Xpress Specialists	1,387,000	624,000
Net Medical Xpress Solutions	301,000	397,000
Net Medical Xpress Staffing	107,000	84,000
Gross revenues	4,222,000	4,583,000

Direct Costs	3,055,000	3,765,000

Gross profit	1,167,000	818,000

Operating costs and expenses:
General and administrative	887,000	1,068,000
Depreciation and amortization	12,000	15,000
Research and development	100,000	121,000
Bad debt	8,000	80,000
Total operating costs and expenses	1,007,000	1,284,000

Net operating income (loss)	160,000	(466,000)

Other expense:
Interest expense	(9,000)	(16,000)
Total other expense	(9,000)	(16,000)

Net income (loss)	$151,000	$(482,000)

Income (loss) per share - basic	$0.00	$(0.00)
Income (loss) per share - diluted	$0.00	$(0.00)

Basic weighted average common shares outstanding	174,722,470	159,850,116
Diluted weighted average common shares outstanding	183,985,139	164,222,287

The accompanying notes are an integral part of these consolidated financial statements.

Net Medical Xpress Solutions, Inc.

Consolidated Statements of Cash Flows

(Rounded to the nearest thousand)

	For the year ended
	December 31,
	2015	2014
Cash flows from operating activities
Net income (loss)	$151,000	$(482,000)
Adjustments to reconcile net income (loss) to
net cash used by operating activities:
Share-based compensation for services	20,000	70,000
Share-based compensation for services to board members and officers	108,000	108,000
Depreciation and amortization	12,000	15,000
Depreciation and amortization allocated to direct costs	12,000	12,000
Changes in operating assets and liabilities:
Accounts receivable	152,000	25,000
Inventory	6,000	(31,000)
Prepaid expenses and other assets	(11,000)	1,000
Accounts payable	(339,000)	108,000
Accrued expenses	14,000	(18,000)
Deferred revenue	6,000	1,000
Net cash provided (used) by operating activities	131,000	(191,000)

Cash flows from investing activities
Acquisition of fixed assets	-	(9,000)
Net cash used by investing activities	-	(9,000)

Cash flows from financing activities
Net repayment of principal under capital lease	(8,000)	(1,000)
Net proceeds from insurance financing	164,000	159,000
Net payments to insurance financing	(154,000)	(147,000)
Net proceeds from the issuance of common stock for the exercise of options	-	45,000
Net cash provided by financing activities	2,000	56,000

Net increase in cash equivalents	133,000	(144,000)
Cash equivalents - beginning	277,000	421,000
Cash equivalents - ending	$410,000	$277,000

Supplemental disclosures:
Interest paid	$-	$13,000
Tax paid	$-	$-
Shares issued for exercise of options	$-	$45,000
Insurance contracts financed	$164,000	$45,000
Assets acquired under capital lease	$-	$8,000

The accompanying notes are an integral part of these consolidated financial statements.

Net Medical Xpress Solutions, Inc.

Consolidated Statement of Stockholders' Equity

(Rounded to the nearest thousand)

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Payable	(Deficit)	Equity

Balance, December 31, 2013	-	$-	160,322,470	$160,000	$15,466,000	$(40,000)	$296,000	$(15,311,000)	$571,000

Issuance of common stock for the
purchase of MedTel Solutions, LLC	-	-	3,000,000	3,000	272,000	-	(275,000)	-	-

Issuance of common stock for
options exercised	-	-	1,500,000	2,000	43,000	-	-	-	45,000

Issuance of common stock to
contractors for services	-	-	1,800,000	2,000	48,000	-	-	-	50,000

Issuance of common stock to officers
for services	-	-	2,000,000	2,000	52,000	-	-	-	54,000

Issuance of common stock to outside
board members for services	-	-	2,000,000	2,000	52,000	-	-	-	54,000

Issuance of common stock to officers for
future services	-	-	2,000,000	2,000	52,000	(54,000)	-	-	-

Issuance of common stock to outside
board members for future services	-	-	2,000,000	2,000	52,000	(54,000)	-	-	-

Compensation earned by contractors	-	-	-	-	-	20,000	-	-	20,000

Net loss
For the year ended December 31, 2014	-	-	-	-	-	-	-	(482,000)	(482,000)

Balance, December 31, 2014	-	-	174,622,470	175,000	16,037,000	(128,000)	21,000	(15,793,000)	312,000

Compensation earned by officers	-	-	-	-	-	54,000	-	-	54,000

Compensation earned by
outside board members	-	-	-	-	-	54,000	-	-	54,000

Compensation earned by contractors	-	-	-	-	-	20,000	-	-	20,000

Net income
For the year ended December 31, 2015	-	-	-	-	-	-	-	151,000	151,000

Balance, December 31, 2015	-	-	174,622,470	175,000	16,037,000	-	21,000	(15,642,000)	591,000

The accompanying notes are an integral part of these consolidated financial statements.

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

Net Medical Xpress Specialists is the clinical division that provides telemedicine services to hospitals and other medical services providers.  The Company currently employs credentialed specialists in the field of neurology, cardiology and critical care in this division.  The Company facilitates real-time assessment of patients through a virtual examination via video conferencing combined with its medical software.  Currently, all revenues and costs for neurology/stroke assessment and behavioral medicine assessments are included in this division, as well as revenues and costs for equipment necessary for the customer to initiate the specialist program.

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

Cash and Cash Equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2015, the Company did not have cash and equivalents that exceeded federally insured limits.

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

Net Medical Xpress Solutions, Inc.

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Trade Accounts Receivable, continued:

The Company also estimates an allowance for doubtful accounts, which amounted to $28,000 and $29,000 at December 31, 2015 and 2014, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, for the years ended December 31, 2015 and 2014 totaled $8,000 and $80,000, respectively.

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

Long-Lived Assets:

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company determined that none of its long-term assets at December 31, 2015 or 2014 were impaired.

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

During the years ended December 31, 2015 and 2014, the Company recognized stock-based compensation expense totaling $128,000 and $178,000, from the issuance of a total of 0 and 9,800,000 shares of its common stock to officers, directors, and consultants (See Note G).

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

The Company follows the guidance in FASB ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software. Revenue is generally recognized for such arrangements under the percentage-of-completion method. Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with FASB ASC Topic 450.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At December 31, 2015 and December 31, 2014, there were no custom software development arrangements in progress.

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

Advertising Expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $0 and $0 for the years ended December 31, 2015 and 2014, respectively.

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

NOTE C - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $15,642,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE D - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of December 31, 2015 and 2014 consisted of the following:

	2015	2014
Computers	$499,000	$499,000
Furniture, fixtures and equipment	150,000	150,000
Automobiles	41,000	41,000
Leasehold improvements	20,000	20,000
	710,000	710,000
Accumulated depreciation	(694,000)	(670,000)
	$16,000	$40,000

Depreciation expense for the years ended December 31, 2015 and 2014 was $12,000 and $15,000, respectively.

Net Medical Xpress Solutions, Inc.

Notes to Consolidated Financial Statements

NOTE E - NOTES PAYABLE

Notes Payable - Related Party:

On March 1, 2011, the Company received a $2,000 loan from a director of the Company.  This loan is non-interest bearing and is due on demand.  On May 1, 2012, the Company received a $25,000 loan from a director of the Company. The loan bears interest at 7% per annum with principal and interest payable on or before April 30, 2015. On September 1, 2012, the Company received an $18,000 loan from a director of the Company.  The loan bears interest at 7% per annum with principal and interest payable on or before August 31, 2015.  During 2015, all loans were extended for one year.  At December 31, 2015 and December 31, 2014, there is approximately $10,000 and $8,000, respectively, in accrued interest included in notes payable - related party related to these notes.

Notes Payable:

During the year ended December 31, 2015, the Company financed various insurance premiums in the amount of $167,000. The notes bear interest rates ranging from 0% to 10.25%, are payable in monthly principal and interest payments ranging from $900 to $12,000 with maturity dates beginning in February 2016 through December 2016. As of December 31, 2015, these notes totaled $39,000.  Total interest expense for the year ended December 31, 2015 related to notes payable for insurance premiums was approximately $5,000.

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

In accordance with FASB ASC 350, “Intangibles - Goodwill and Other,” the Company performs goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. As of December 31, 2015 and December 31, 2014, there is no impairment of goodwill.

In connection with the merger, the Company also entered into two employment agreements with the former holders of MedTel membership interests. Each agreement provides for bonus compensation of 2,000,000 shares of common stock to be earned equally upon attainment of quarterly sales and profitability goals. At December 31, 2015, no additional compensation has been earned.

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

During the year ended December 31, 2015, the Company effected the following common stock transactions:

Earned compensation for two doctors from shares issued during 2013 of $20,000 is included in expense for the year ended December 31, 2015.

Earned compensation for two officers from shares issued during 2014 of $54,000 is included in expense for the year ended December 31, 2015.

Earned compensation for two outside directors from shares issued during 2014 of $54,000 is included in expense for the year ended December 31, 2015.

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

During the year ended December 31, 2015, the Company effected no preferred stock transactions.

Net Medical Xpress Solutions, Inc.

Notes to Consolidated Financial Statements

NOTE G - STOCKHOLDERS’ EQUITY (CONTINUED)

Stock Options:

Exercise prices and weighted-average contractual lives of stock options outstanding as of December 31, 2015 and 2014 are as follows:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Number Exercisable
$0.03-$0.044	6,500,000	1.38	$0.03	6,500,000

Summary of Options Granted and Outstanding:

	For the Years Ended December 31,
	2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	6,500,000	$0.03	8,000,000	$0.03
Granted	0	$0.00	0	$0.00
Cancelled	0	$0.00	0	$0.06
Exercised	0	$0.03	(1,500,000)	$0.03
Outstanding at end of year	6,500,000	$0.03	6,500,000	$0.03

During the years ended December 31, 2015 and December 31, 2014, no options were granted.

NOTE H - INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of December 31, 2015, the Company had net operating loss carry forwards of approximately $15,642,000, which expire in varying amounts between 2020 and 2031. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carry forward.

At December 31, 2015 and 2014, the Company had a federal operating loss carry forward of $15,642,000 and $15,793,000, respectively.

Net Medical Xpress Solutions, Inc.

Notes to Consolidated Financial Statements

NOTE H - INCOME TAXES (CONTINUED)

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2015	2014
Deferred tax assets:
Net operating loss carry forward	$4,768,000	$4,805,000
Stock based compensation	128,000	178,000

Total deferred tax assets	4,896,000	4,983,000
Less: Valuation Allowance	(4,896,000)	(4,983,000)

Net Deferred Tax Assets	$--	$--

The valuation allowance for deferred tax assets as of December 31, 2015 and 2014 was $4,768,000 and $4,983,000, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would be realized as of December 31, 2015 and 2014.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2015	2014

Federal statutory tax rate	(35.0)%	(35.0)%
State taxes, net of federal tax benefit	(5.0)%	(5.0)%
Permanent difference and other	40.0%	40.0%

Effective tax rate	0%	0%

NOTE I - MAJOR CUSTOMERS

During the year ended December 31, 2015, two customers accounted for 30% of the Company’s total revenue.  During the year ended December 31, 2014, one customer accounted for 25% of the Company's total revenue.

As of December 31, 2015, balances due from one customer comprised 14% or $62,000 of total accounts receivable.

Net Medical Xpress Solutions, Inc.

Notes to Consolidated Financial Statements

NOTE J - REPORTABLE SEGMENTS

Management has identified the Company's reportable segments based on separate lines of business. The parent company, Net Medical Xpress Solutions, derives revenues from the development and marketing of proprietary internet technology-based software. The Company’s wholly-owned subsidiary, Telerad Service, Inc., operates under the trade names Net Medical Xpress Services, Net Medical Xpress Specialists and Net Medical Xpress Staffing.  Net Medical Xpress Services provides medical diagnostic reading services.  Net Medical Xpress Specialists provides virtual telemedicine services to hospitals and other medical entities.  Net Medical Xpress Staffing locates and recruits physicians to provide telemedicine services.

Information related to the Company's reportable segments for the year ended December 31, 2015 is as follows:

	Services	Specialists	Solutions	Staffing	TOTAL
Revenue	$2,427,000	$1,387,000	$301,000	$107,000	$4,222,000

Cost of Service	2,010,000	881,000	151,000	13,000	3,055,000
General & administrative	367,000	203,000	212,000	105,000	887,000
Depreciation	2,000	0	10,000	0	12,000
Research & development	1,000	49,000	50,000	0	100,000
Bad debt	7,000	0	1,000	0	8,000

Operating Income (loss)	$40,000	$254,000	$(123,000)	$(11,000)	$160,000

Total assets	$429,000	$202,000	$305,000	$265,000	$1,201,000

Operating information related to our reportable segments for the year ended December 31, 2014 is as follows:

	Services	Specialists	Solutions	Staffing	TOTAL
Revenue	$3,478,000	$624,000	$397,000	$84,000	$4,583,000

Cost of Service	2,736,000	565,000	307,000	157,000	3,765,000
General & administrative	367,000	312,000	208,000	181,000	1,068,000
Depreciation	4,000	0	10,000	1,000	15,000
Research & development	0	118,000	3,000	0	121,000
Bad debt	80,000	0	0	0	80,000

Operating Income (loss)	$291,000	$(371,000)	$(131,000)	$(255,000)	$(466,000)

Total assets	$732,000	$114,000	$141,000	$252,000	$1,239,000

A reconciliation of the segments' operating income to the consolidated net income is as follows:

Segment’s operating income	$160,000
Other income (expense)	(9,000)
Consolidated net income	$151,000

Net Medical Xpress Solutions, Inc.

Notes to Consolidated Financial Statements

NOTE K - COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring on January 31, 2017.  The Company also leases office equipment valued at $7,000 expiring in May 2017, and computer equipment valued at $17,000 expiring in November 2016.  Future minimum lease payments as of December 31, 2015 are as follows:

Year	Amount
2016	94,000
2017	9,000

Rent expense for the years ended December 31, 2015 and 2014 amounted to $86,000 and $83,000, respectively.

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

NOTE L - SUBSEQUENT EVENTS

Management has evaluated all subsequent events through the date of filing.  No significant events have occurred during the period from December 31, 2015 through the date of filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two most recent fiscal years, there have been no disagreements with RBSM, LLP, our independent auditor for the years ended December 31, 2015 and 2014, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES

307 - Disclosure controls and procedures:  As of December 31, 2015, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.  Disclosure controls and procedures are defined in Exchange Act Rule 15d-15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, such disclosure controls and procedures were not effective.

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

308(a)(3) - Evaluation of our internal control over financial reporting:  Pursuant to Rule 15d-15 of the Exchange Act, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015.   Based on this evaluation, our management, with the participation of our principal executive and principal financial officers, concluded that our internal control over financial reporting was not effective as of December 31, 2015.  Management has identified the following material weakness in our internal control over financial reporting:

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

308(c) - Changes in internal control over financial reporting:  Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the year ended December 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position	Director Since
Richard F. Govatski	71	Chairman, President and Chief Executive Officer	1999
Teresa B. Dickey	72	Director, Secretary & Treasurer	2002
John E. Handley	54	Director	2003
Frank A. Reidy	74	Director	2005

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

Our board held no meetings during 2015.

Shareholder Communications.

We have not established any process for security holders to communicate with our board of directors.  Our stockholders are welcome to contact our directors and executive officers individually at any time, subject to the limitations of material non-public information pursuant to Regulation FD.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table.  The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to us, or any of its subsidiaries, for the years ended December 31, 2015, 2014 and 2013.  We did not pay any executive officer more than $100,000 in the last three fiscal years.

Name and Principal Position	Year	Salary	Stock Awards	Total ($)
Richard F. Govatski	2015	$22,000	$27,000	$49,000
President and Chief Executive Officer	2014	$30,000	$27,000	$57,000
	2013	$28,000	$20,000	$48,000
Teresa B. Dickey	2015	$22,000	$27,000	$49,000
Chief Financial Officer	2014	$28,000	$27,000	$55,000
	2013	$28,000	$20,000	$48,000

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option/Par Values

The following table sets forth certain information regarding stock options granted during fiscal 2012 and held as of December 31, 2015, by Mr. Govatski.

Name	Shares acquired on exercise	Value realized	Number of securities underlying unexercised options at fiscal year-end Exercisable/Unexercisable	Value of unexercised in-the-money options at fiscal year-end (1) Exercisable/Unexercisable
Richard F. Govatski	-0-	N/A	3,500,000/0	$0/$0 (2)

(1) Value is based on the closing sale price of the Common Stock on December 31, 2015, the last trading day of fiscal 2015 ($0.027), less the applicable option exercise price.

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

We do not have an employment agreement with Ms. Dickey.

Compensation of Directors

Name	Shares Awards	2015 Total
John Handley	$27,000	$27,000
Frank Reidy	$27,000	$27,000

Directors are permitted to receive fixed fees and other compensation for their services.  The Board of Directors has the authority to fix the compensation of directors.  During the year ended December 31, 2014, the Board awarded 2,000,000 shares of our common stock to each Director for services performed during the fiscal years ended December 31, 2014 and December 31, 2015. No additional compensation was granted for services as Directors. During 2015, Mr. Govatski and Ms. Dickey agreed to forego compensation as directors and apply the shares originally received as director compensation toward their executive salaries for 2015.

Stock Option and Stock Issuance Plans

Plan	Year	Options Outstanding and Exercisable (#)	Option Expiration Date
Stock Incentive Plan	2006	6,000,000	October 17, 2016
Replacement options	2007	500,000	March 2, 2017

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)
Richard F. Govatski	24,664,043 (2)	14.12%
Teresa B. Dickey	10,175,510 (3)	5.83%
John Handley	12,478,841	7.15%
Frank Reidy	18,000,000	10.31%
Directors and Executive Officers as a Group (4 Persons)	65,318,394	37.41%

(1) All of the persons are believed to have sole voting and investment power over the shares of common stock listed or share voting and investment power with his or her spouse, except as otherwise provided.  Percentage is based on 174,622,470 shares outstanding as of March 16, 2016.  Percentage includes amounts which the listed beneficial owner has the right to acquire within sixty days.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We did not enter into any transactions with our directors and executive officers in 2015, other than service and employment-based transactions, and none are proposed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for fiscal years ended December 31, 2015 and 2014 by RBSM, LLP and L.L. Bradford for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q were $36,000 during each year.

Audit-related fees

Not applicable

Tax fees

The aggregate fees billed for tax services rendered by Reese Gateley, CPA for tax compliance and tax advice for the fiscal years ended December 31, 2015 and 2014 were $5,000 during each year.

All other fees

None

Audit committee pre-approval policy

Under provisions of the Sarbanes-Oxley Act of 2002, our principal accountant may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, and the Board of Directors (which serves as our audit committee) must pre-approve the engagement of our principal accountant to provide audit and permissible non-audit services.  Our Board has not established policies or procedures other than those required by applicable laws and regulations.

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

Net Medical Xpress Solutions, Inc.

Date: March 30, 2016	/s/ Richard F. Govatski
Richard F. Govatski
President, Chief Executive Officer and Chairman of the Board of Directors

Date: March 30, 2016	/s/ Teresa B. Dickey
Teresa B. Dickey, Director, Secretary, Treasurer and Principal Financial Officer

Date: March 30, 2016	/s/ John Handley
John E. Handley, Director

Date: March 30, 2016	/s/ Frank A. Reidy
Frank A. Reidy, Director