Form 10-Q
period 2016-03-31
Net Medical Xpress Solutions, Inc.
filed 2016-05-16
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of each of the issuer’s classes of common stock at May 11, 2016 was 174,622,470.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This quarterly report on Form 10-Q, other reports we have filed and will file pursuant to Section 15(d) of the Securities Exchange Act of 1934 and press releases we have issued and will issue will have contained and will contain, as the case may be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, We use words such as “anticipate”, “assumption”, ” believe”, “could”, “estimate”, “expect”, “forecast”, “intend”, “may”, “objective”, “outlook”, “plan” and “plans”, “potential”, “predict”, project” and “projection”, “seek”, “should”, “will continue”, “will result” and “would”, or other such words, whether nouns or pronouns and verbs or adverbs in the future tense and words and phrases that convey similar meaning and uncertainty of and information about future events or outcomes and statements about performance that is not an historical fact to identify these forward-looking statements.   Such words and statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

There are a number of important factors beyond our control that could cause actual results to differ materially from the results anticipated by these forward-looking statements.  While we make these forward-looking statements based on our beliefs and on various factors and using numerous assumptions using information available at the time we make these statements.  Forward-looking statements (i) are neither predictions nor guaranties of future events or circumstances, and (ii) the assumptions, beliefs, expectations, forecasts and projections about future events may differ materially from actual results.  You have no assurance the factors and assumptions we have used as a basis for forward-looking statements will prove to be materially accurate when the events they anticipate actually occur in the future; and, you should not place undue reliance on any such forward-looking statements.  We undertake no obligation to publicly update any forward-looking statement to reflect developments occurring after the date of this annual report or after the date of any previous or subsequent report or any press release after publication.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Net Medical Xpress Services, Inc.

Condensed Consolidated Balance Sheets

(Rounded to the nearest thousand)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$325,000	$410,000
Accounts receivable, net of allowance of $28,000 and $28,000, respectively	597,000	429,000
Inventory	25,000	27,000
Prepaid expenses and other assets	50,000	76,000
Total current assets	997,000	942,000

Furniture, equipment and improvements, net of accumulated depreciation of $699,000 and $694,000, respectively	11,000	16,000
Security deposits	4,000	4,000
Goodwill	239,000	239,000
Total Assets	$1,251,000	$1,201,000

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$471,000	$439,000
Line of credit	11,000	6,000
Accrued expenses	42,000	52,000
Insurance payable	25,000	40,000
Deferred revenue	1,000	9,000
Capital lease	7,000	8,000
Note payable - related party	56,000	55,000
Total current liabilities	613,000	609,000

Long-term liabilities
Capital lease - long-term portion	-	1,000
Total long-term liabilities	-	1,000
Total liabilities	613,000	610,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized, 0 shares issued and outstanding as of 3/31/15	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 174,622,470 and 174,622,470 shares issued and outstanding as of 3/31/16 and 12/31/15, respectively	175,000	175,000
Paid-in capital	16,037,000	16,037,000
Subscriptions payable	48,000	21,000
Accumulated deficit	(15,622,000)	(15,642,000)
Total stockholders' equity	638,000	591,000
Total Liabilities and Stockholders' Equity	$1,251,000	$1,201,000

The accompanying notes are an integral part of these financial statements.

Net Medical Xpress Services, Inc.

Condensed Consolidated Statements of Operations

(Rounded to the nearest thousand)

(Unaudited)

	For the three months ended
	March 31,
	2016	2015

Revenues
Net Medical Xpress Services	$422,000	$782,000
Net Medical Xpress Specialists	418,000	351,000
Net Medical Xpress Solutions	44,000	88,000
Net Medical Xpress Staffing	34,000	19,000
Gross revenues	918,000	1,240,000

Cost of services	629,000	923,000

Gross profit	289,000	317,000

Operating costs and expenses:
General and administrative	242,000	217,000
Depreciation and amortization	3,000	3,000
Research and development	22,000	24,000
Total operating costs and expenses	267,000	244,000

Net operating income	22,000	73,000

Other expense:
Interest expense	(2,000)	(2,000)
Total other expense	(2,000)	(2,000)

Net income	$20,000	$71,000

Income per share - basic	$0.00	$0.00

Weighted average number of common shares outstanding - basic	174,722,470	174,722,470

Weighted average number of common shares outstanding - fully diluted	174,722,470	180,454,728

The accompanying notes are an integral part of these financial statements.

Net Medical Xpress Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Rounded to the nearest thousand)

(Unaudited)

	For the three months ended
	March 31,
	2016	2015

Cash flows from operating activities
Net income	$20,000	$71,000
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Share-based compensation for services	-	20,000
Share-based compensation for services to board members and officers	27,000	27,000
Depreciation and amortization	3,000	2,000
Depreciation and amortization allocated to cost of goods sold	2,000	3,000
Changes in operating assets and liabilities:
Accounts receivable	(168,000)	60,000
Inventory	2,000	18,000
Prepaid expenses and other assets	26,000	63,000
Accounts payable	32,000	(86,000)
Line of credit	5,000	(12,000)
Accrued expenses	(9,000)	(32,000)
Deferred revenue	(8,000)	-
Net cash provided (used) by operating activities	(68,000)	134,000

Cash flows from investing activities
Acquisition of fixed assets	-	-
Net cash used by investing activities	-	-

Cash flows from financing activities
Repayment of principal under capital lease	(2,000)	(2,000)
Net proceeds from insurance financing	22,000	-
Net payments to insurance financing	(36,000)
Net cash provided by financing activities	(16,000)	(2,000)

Net increase in cash equivalents	(84,000)	132,000
Cash equivalents - beginning	410,000	277,000
Cash equivalents - ending	$326,000	$409,000

Supplemental disclosures:
Interest paid	$1,000	$1,000

Tax paid	$-	$-

Insurance contracts financed	$22,000	$22,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2015 and notes thereto included in the Company's Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

Cash and Cash Equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At March 31, 2016, the Company did not have cash and equivalents that exceeded federally insured limits.

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

Net Medical Xpress Solutions, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Trade Accounts Receivable, continued:

The Company also estimates an allowance for doubtful accounts, which amounted to $28,000 and $28,000 at March 31, 2016 and December 31, 2015, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, for the three months ended March 31, 2016 and 2015 totaled $0 and $0, respectively.

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

Long-Lived Assets:

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company determined that none of its long-term assets at March 31, 2016 or December 31, 2015 were impaired.

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

Net Medical Xpress Solutions, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation, continued:

The Company calculates the fair value of option grants and warrant issuances utilizing the Black Scholes pricing model. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant. The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period. In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns. The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

During the three months ended March 31, 2016 and 2015, the Company recognized stock-based compensation expense totaling $27,000 and $47,000, from the issuance of a total of 0 and 0 shares of its common stock to officers, directors, and consultants (See Note E).

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

Revenue Recognition continued:

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

The Company follows the guidance in FASB ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with FASB ASC Topic 450.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At March 31, 2016 and March 31, 2015, there were no custom software development arrangements in progress.

Revenue from radiological services, cardiological services, neurological consults, behavioral consults, home health care consults, software installation, and any training or programming services is recognized when the services are rendered.  These revenues include services that are not essential to the functionality of the software.  If any of these services are included in a software agreement with multiple elements, amounts are allocated to these categories based on the estimated number of hours required to complete the work, which is the same criteria used to bill for the services separately.  License revenue is recognized ratably over the term of the license.

Amounts collected prior to satisfying the above revenue recognition criteria are included in deferred revenue.

Net Medical Xpress Solutions, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition continued:

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

Advertising Expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $0 and $0 for the three months ended March 31, 2016 and 2015, respectively.

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

NOTE C - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $15,622,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE D - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015

Computers	$499,000	$499,000
Furniture, fixtures and equipment	150,000	150,000
Automobiles	41,000	41,000
Leasehold improvements	20,000	20,000
	710,000	710,000
Accumulated depreciation	(699,000)	(694,000)
	$11,000	$16,000

Depreciation expense for the three months ended March 31, 2016 and 2015 was $3,000 and $3,000, respectively.

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

In accordance with FASB ASC 350, “Intangibles - Goodwill and Other,” the Company performs goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. As of March 31, 2016, there is no impairment of goodwill.

In connection with the merger, the Company also entered into two employment agreements to the former holders of MedTel membership interests. Each agreement provides for bonus compensation of 2,000,000 shares of common stock to be earned equally upon attainment of quarterly sales and profitability goals. As of March 31, 2016, these goals have not been met.

NOTE F - CAPITAL TRANSACTIONS

Common stock:

During the three-month period ended March 31, 2016, the Company effected the following stock transactions:

Earned compensation for two directors from shares to be issued during 2016 of $14,000 is included in expense for the three months ended March 31, 2016.

Earned compensation for two outside directors from shares to be issued during 2016 of $13,000 is included in expense for the three months ended March 31, 2016.

Net Medical Xpress Solutions, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

Exercise prices and weighted-average contractual lives of stock options outstanding as of March 31, 2016, are as follows:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$0.03-$0.044	6,500,000	1.13	$0.03	6,500,000	$0.03

Summary of Options Granted and Outstanding:

	For the three months ended
	March 31, 2016
	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	6,500,000	$0.03
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding at end of period	6,500,000	$0.03

NOTE G - MAJOR CUSTOMERS

During the three-month period ended March 31, 2016, two customers accounted for 25% or approximately $232,000 of the Company's revenue.

As of March 31, 2016, balances due from one customer comprised 25% or approximately $158,000 of total accounts receivable.

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

Net Medical Xpress Solutions, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE H - REPORTABLE SEGMENTS (CONTINUED)

Information related to the Company's reportable segments for the three months ended March 31, 2016 is as follows:

	Services	Specialists	Solutions	Staffing	TOTAL
Revenue	$422,000	$418,000	$44,000	$34,000	$918,000

Cost of service	370,000	218,000	29,000	12,000	629,000
General & administrative	103,000	53,000	51,000	35,000	242,000
Depreciation	1,000	0	2,000	0	3,000
Research & development	0	12,000	10,000	0	22,000

Operating Income (loss)	$(52,000)	$79,000	$(48,000)	$(13,000)	$22,000

Total assets	$388,000	$495,000	$59,000	$309,000	$1,251,000

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

Segment’s operating income	$ 22,000
Other income (expense)	(2,000)
Consolidated net income	$ 20,000

Information related to the Company's reportable segments for the three months ended March 31, 2015 is as follows:

	Services	Specialists	Solutions	Staffing	TOTAL
Revenue	$782,000	$351,000	$88,000	$19,000	$1,240,000

Cost of service	632,000	240,000	47,000	4,000	923,000
General & administrative	91,000	49,000	52,000	25,000	217,000
Depreciation	0	0	3,000	0	3,000
Research & development	1,000	12,000	11,000	0	24,000

Operating Income (loss)	$58,000	$50,000	$(25,000)	$(10,000)	$73,000

Total assets	$572,000	$499,000	$182,000	$13,000	$1,266,000

A reconciliation of the segments' operating loss to the consolidated net income is as follows:

Segment’s operating income	$ 73,000
Other income (expense)	(2,000)
Consolidated net income	$ 71,000

Net Medical Xpress Solutions, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE I - COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring on January 31, 2017.  The Company also leases office and computer equipment.  Future minimum lease payments as of March 31, 2016, are as follows:

Year	Amount
2016	$71,000
2017	$9,000

Rent expense for the three months ended March 31, 2016 and 2015 amounted to $22,000 and $21,000, respectively.

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

RESULTS OF OPERATIONS

TOTAL REVENUES:

For the Three Months Ended March 31,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$918,000	$1,240,000	$(322,000)	(26.0)%

These changes are a result of the following factors:

Net Medical Xpress Services Revenues

1. Radiological services:

For the Three Months Ended March 31,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$415,000	$752,000	$(337,000)	(44.8)%

The decrease in radiological services is due to two factors:  approximately 70% is due to the loss of one major customer; the remainder is due to a net decreased volume of reads by existing customers.  The teleradiology market is becoming increasingly competitive.  Two trends we have noticed are that the smaller customers are using multiple teleradiology services in order to meet their budgets, and the larger customers are converting to running their own in-house teleradiology programs.  Therefore, we anticipate focusing some efforts on expanding our customer base in order to sustain our revenues in the current competitive environment.

2. Cardiological services:

For the Three Months Ended March 31,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$7,000	$30,000	$(23,000)	(76.7)%

The decrease in cardiological services is due the loss of one customer.  This market is similar to the teleradiology market, with new service providers regularly entering the market. The growing competition increases the downward pressure on prices and creates a trend for customers to use multiple services to meet their needs.

Net Medical Xpress Specialists Revenues

1. Neurological services:

For the Three Months Ended March 31,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$319,000	$212,000	$107,000	50.5%

The increase in neurological services revenue is primarily due to the Access grant with the University of New Mexico.  We are continuing to add new customers as part of the grant, and separate from the grant.  Therefore, we expect revenues in this category to continue their upward trend during 2016.

2. Specialists program primary care services:

For the Three Months Ended March 31,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$56,000	$49,000	$7,000	14.3%

We began offering primary care consultations in July 2014.  We are still growing this division by adding new customers, which will result in continued gradual revenue increases during 2016.

3. Specialists program hardware sales:

For the Three Months Ended March 31,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$24,000	$90,000	$(66,000)	(73.3)%

The decrease in specialists program equipment sales is due to the sale of equipment for the Access grant during the first quarter of 2015.  Equipment is purchased by new customers prior to beginning consultations.  As a result, we expect revenues in this category to vary from quarter to quarter as we add new customers.

4. Specialists program behavioral medicine services:

For the Three Months Ended March 31,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$19,000	$0	$19,000	Not meaningful

We began offering behavioral medicine consults during the second quarter of 2015.  We anticipate that revenues in this division will increase slightly for the remainder of 2016.

Net Medical Xpress Solutions Revenues

1. Software usage fees:

For the Three Months Ended March 31,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$26,000	$71,000	$(45,000)	(63.4)%

The decrease in software usage fees for the three months ended March 31, 2016 as compared to the same period in 2015 is due to the loss of two customers.  We believe this trend in our teleradiology customers is similar to the trend we are seeing in our own teleradiology business due to increased competition.  Downward pressure on prices and increased regulations are making it more difficult for some of our smaller customers to sustain their businesses.

2. Software hosting and maintenance:

For the Three Months Ended March 31,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$18,000	$13,000	$5,000	38.5%

We only have a few customers that are using our hosting and maintenance services, and we are not currently focusing on increasing revenues in this category.  Therefore, we anticipate this revenue to remain relatively steady or even decrease slightly during 2016.

3. Other revenues:

For the Three Months Ended March 31,

	2016	2015	Increase (Decrease)	Percent Inc (Dec)
Custom Programming	$0	$4,000	$(4,000)	(100.0)

We performed several small custom programming projects during the first quarter of 2015, and none during 2016.  We continue to offer programming services for customer database integration, and for other projects for our existing and new customers, but we don’t expect this to be a major revenue source for us in the future.

Net Medical Xpress Staffing Revenues

1. Recruiting and staffing services:

For the Three Months Ended March 31,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$34,000	$19,000	$15,000	78.9%

Approximately 20% of the increase in recruiting services is due to the addition of a new customer.  The remaining increase is due to increased fees from existing customers.  We are compensated for recruiting and providing telemedicine physicians based on the volume of usage by the customers.  Although we are focusing more of our marketing efforts on the specialists program primary care services, we do still expect the revenues in this category to continue to increase modestly during 2016.

COST OF SERVICES:

For the Three Months Ended March 31,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$629,000	$923,000	$(294,000)	(31.9)%

Approximately eighty percent of the costs of services for the first three months of 2016 and 2015 are direct costs related to the services and specialists divisions.  These costs consist of radiologist fees, cardiologist fees, neurologist fees, professional credentialing, professional licenses, professional liability insurance costs, and costs of hardware associated with the specialists program. The majority of these costs are directly related to revenues.

GENERAL AND ADMINISTRATIVE EXPENSES:

For the Three Months Ended March 31,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$242,000	$217,000	$25,000	11.5%

The increase in general and administrative expenses is primarily due to increased marketing costs related to social media during the first quarter of 2016.

RESEARCH AND DEVELOPMENT COSTS:

For the Three Months Ended March 31,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$22,000	$24,000	$(2,000)	(8.3)%

The decrease in research and development costs for the first three months of 2016 compared to the same periods in 2015 is due to decreased programming costs related to the development of the specialists program.  The primary development of the specialists program is complete; however, we continue to focus on expanding the program to include a variety of specialist services.

During the first three months of 2016, approximately 90% of our research and development costs were a direct result of staffing.  In the software industry, it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software.  We anticipate research and development costs during 2016 will continue to focus on the development and expansion of software and services for our specialists program.  As a result, these costs will likely remain steady during 2016.

DEPRECIATION:

For the Three Months Ended March 31,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$3,000	$3,000	$0	0%

We expect depreciation to remain stable or decrease slightly during 2016 as assets are fully depreciated.

OTHER EXPENSE:

For the Three Months Ended March 31,

	2016	2015	Increase (Decrease)	Percent Inc (Dec)
Interest expense	$2,000	$2,000	$0	0%

We don’t anticipate significant changes in this category during 2016.

REPORTABLE SEGMENTS

We believe gross profit is our key indicator of operating progress.  Our four operating divisions generated the following gross profit, rounded to the nearest 1,000, during the first three months of 2016:

	Services	Specialists	Solutions	Staffing	TOTAL
Revenue	$ 422,000	$ 418,000	$ 44,000	$ 34,000	$ 918,000

Direct costs	370,000	218,000	29,000	12,000	629,000

Gross profit	$ 52,000	200,000	$ 15,000	$ 22,000	$289,000

Gross Profit Percent	12%	48%	34%	65%	31%

The Net Medical Xpress Services division’s gross profit was $52,000, or 12%.  Approximately 81% of the direct costs in this division are doctor fees, which are directly related to revenues.  The market for teleradiology and telecardiology has become increasingly competitive during the last few years.  As a result, we have seen the gross profit percentage in this division decrease by several percent compared to the level of three to five years ago. The gross profit percentage may change slightly as the mix of services changes, but in general we expect this percentage to remain relatively stable during 2016.

The Net Medical Xpress Specialists division’s gross profit was $200,000, or 48%.  Approximately 60% of the direct cost in this division for the first quarter consists of doctor fees and hardware costs, which are directly related to revenues.  The remaining 40% consists of staffing costs for customer service, which are relatively fixed.  The percentage of costs that are fixed has decreased from 40% to 25% as revenues have increased in this division.  In general, we believe the gross profit percentage of this division will continue to increase slightly during 2016 as the revenues grow, while the fixed costs remain stable.

The Net Medical Xpress Solutions division’s gross profit was $15,000, or 34%. The majority of the direct costs in this division are staffing expenses, which do not vary directly with revenue. As a result, the gross profit percentage has decreased as the revenue has decreased.  We expect the gross profit percentage of this division to remain in the range of 30% to 40% during 2016.

The Net Medical Xpress Staffing division’s gross profit was $22,000, or 65%.  The majority of the direct costs in this division are staffing expenses, which do not vary with revenues.  Although we still have doctors available for customers to use in their own telemedicine programs, we have shifted our focus to expanding the specialists primary care services.  Therefore, we expect the revenues and costs to remain low in this division, which could result in significant variances in gross profit percentage from quarter to quarter during 2016.

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

Information related to the Company's reportable segments for the three months ended March 31, 2016 is as follows:

	Services	Specialists	Solutions	Staffing	TOTAL
Revenue	$422,000	$418,000	$44,000	$34,000	$918,000

Cost of service	370,000	218,000	29,000	12,000	629,000
General & administrative	103,000	53,000	51,000	35,000	242,000
Depreciation	1,000	0	2,000	0	3,000
Research & development	0	12,000	10,000	0	22,000

Operating Income (loss)	$(52,000)	$79,000	$(48,000)	$(13,000)	$22,000

Total assets	$388,000	$495,000	$59,000	$309,000	$1,251,000

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

Segment’s operating income	$ 22,000
Other income (expense)	(2,000)
Consolidated net income	$ 20,000

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

At March 31, 2016, we had a working capital surplus of $384,000 as opposed to a working capital surplus of $333,000 at the beginning of the period, an increase of $51,000.  This increase is due to a combination of factors.  The primary factors are:  a decrease of $85,000 in available cash and an increase in accounts receivable of $168,000.  We may continue to sell equity securities and incur debt if our liquidity proves insufficient to meet our operating needs and facilitate growth and expansion of our services during 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

307 - Disclosure controls and procedures:  As of March 31, 2016, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d-15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, such disclosure controls and procedures were not effective.  The primary reasons for management’s conclusions are that we did not have a plan in place for implementing controls and procedures and insufficient personnel to implement checks and balances.  We believe that we will not have sufficient funds available to develop a plan in the foreseeable future.  We do not anticipate that our business will need sufficient personnel in the foreseeable future that are needed to implement checks and balances.

308(b) - Changes in internal control over financial reporting:  Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect this control.

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

NET MEDICAL XPRESS SOLUTIONS, INC.

Date: May 16, 2016	By /s/ Richard F. Govatski
Richard F. Govatski, President (Principal
Executive Officer)

Date: May 16, 2016	By /s/ Teresa B. Dickey
Teresa B. Dickey, Treasurer (Principal
Financial Officer)