Form 10-Q
period 2016-09-30
Net Medical Xpress Solutions, Inc.
filed 2016-11-14
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of each of the issuer’s classes of common stock at November 7, 2016 was 19,402,814.

USE OF PRONOUNS AND OTHER WORDS

The pronouns “we”, “us”, “our” and the equivalent used in this quarterly report mean Net Medical Xpress Solutions, Inc. and consolidated subsidiaries.   In the notes to our financial statements, the “Company” means Net Medical Xpress Solutions, Inc. and consolidated subsidiary.  The pronoun “you” means the reader of this quarterly report.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(Beginning on the following page)

Net Medical Xpress Solutions, Inc.

Condensed Consolidated Balance Sheets

(Rounded to the nearest thousand)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$428,000	$410,000
Accounts receivable, net of allowance of $28,000 and $28,000, respectively	233,000	429,000
Inventory	22,000	27,000
Prepaid expenses and other assets	104,000	76,000
Total current assets	787,000	942,000

Furniture, equipment and improvements, net of accumulated depreciation of $707,000 and $694,000, respectively	3,000	16,000
Security deposits	4,000	4,000
Goodwill	239,000	239,000

Total Assets	$1,033,000	$1,201,000

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$384,000	$439,000
Line of credit	9,000	6,000
Accrued expenses	39,000	52,000
Insurance payable	67,000	40,000
Deferred revenue	4,000	9,000
Capital lease	3,000	8,000
Notes payable - related party	58,000	55,000
Total current liabilities	564,000	609,000

Long-term liabilities
Capital lease - long-term portion	-	1,000
Total long-term liabilities	-	1,000

Total liabilities	564,000	610,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized, 0 shares issued and outstanding, as of 9/30/16 and 12/31/15, respectively	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 19,402,814 and 19,402,814 shares issued and outstanding as of 9/30/16 and 12/31/15, respectively	19,000	19,000
Paid-in capital	16,193,000	16,193,000
Subscriptions payable	102,000	21,000
Accumulated deficit	(15,845,000)	(15,642,000)
Total stockholders' equity (deficit)	469,000	591,000

Total Liabilities and Stockholders' Equity	$1,033,000	$1,201,000

The accompanying notes are an integral part of these financial statements.

Net Medical Xpress Solutions, Inc.

Condensed Consolidated Statements of Operations

(Rounded to the nearest thousand)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Net Medical Xpress Specialists	$306,000	$453,000	$1,142,000	$1,069,000
Net Medical Xpress Services	305,000	488,000	1,084,000	1,995,000
Net Medical Xpress Solutions	29,000	55,000	106,000	247,000
Net Medical Xpress Staffing	11,000	14,000	64,000	68,000
Gross revenues	651,000	1,010,000	2,396,000	3,379,000

Cost of services	524,000	642,000	1,796,000	2,415,000

Gross profit	127,000	368,000	600,000	964,000

Operating costs and expenses:
General and administrative	220,000	232,000	725,000	666,000
Depreciation and amortization	1,000	3,000	6,000	9,000
Research and development	30,000	26,000	65,000	77,000
Total operating costs and expenses	251,000	261,000	796,000	752,000

Net operating income (loss)	(124,000)	107,000	(196,000)	212,000

Other income (expense):
Interest expense	(2,000)	(2,000)	(7,000)	(7,000)
Total other income (expense)	(2,000)	(2,000)	(7,000)	(7,000)

Net income (loss)	$(126,000)	$105,000	$(203,000)	$205,000

Income (loss) per share - basic	$(0.01)	$0.01	$(0.01)	$0.01
Income (loss) per share - diluted	$(0.01)	$0.01	$(0.01)	$0.01

Basic weighted average common shares outstanding	19,413,608	19,413,608	19,413,608	19,413,608
Diluted weighted average common shares outstanding	19,413,608	20,913,608	19,413,608	19,919,102

The accompanying notes are an integral part of these financial statements.

Net Medical Xpress Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(Rounded to the nearest thousand)

(Unaudited)

	For the nine months ended
	September 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$(203,000)	$205,000
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Common stock issued for services to board members and officers	81,000	81,000
Common stock issued for services	-	20,000
Depreciation and amortization	6,000	9,000
Depreciation and amortization allocated to cost of goods sold	7,000	9,000
Changes in operating assets and liabilities:
Accounts receivable	196,000	237,000
Inventory	5,000	10,000
Prepaid expenses and other assets	(28,000)	(42,000)
Accounts payable	(55,000)	(244,000)
Line of credit	3,000	(20,000)
Accrued expenses	(13,000)	43,000
Deferred revenue	(5,000)	24,000
Net cash provided (used) by operating activities	(6,000)	332,000

Cash flows from investing activities
Assets purchased under capital lease	-	-
Acquisition of fixed assets	-	-
Net cash used by investing activities	-	-

Cash flows from financing activities
Repayment of principal under capital lease	(6,000)	(6,000)
Proceeds from notes payable - related party	3,000	2,000
Net proceeds from insurance financing	160,000
Net payments to insurance financing	(133,000)
Net cash (used) provided by financing activities	24,000	(4,000)

Net increase (decrease) in cash equivalents	18,000	328,000
Cash equivalents - beginning	410,000	277,000
Cash equivalents - ending	$428,000	$605,000

Supplemental disclosures:
Interest paid	$5,000	$4,000

Insurance contracts financed	$160,000	$73,000

Tax paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Net Medical Xpress Solutions, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2015 and notes thereto included in the Company's Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The accompanying condensed consolidated financial statements include the accounts Net Medical Xpress Solutions, Inc. and its wholly-owned subsidiary, Telerad Service, Inc. Intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At September 30, 2016, the Company did not have cash and equivalents that exceeded federally insured limits.

Trade Accounts Receivable:

The Company extends unsecured credit to customers under normal trade agreements which generally require payment within 30 - 45 days.  Accounts not paid within 15 days after their original due date are considered delinquent.  Unless specified by the customer, payments are applied to the oldest unpaid invoice.  Accounts receivable are presented at the amount billed.

The Company also estimates an allowance for doubtful accounts, which amounted to $28,000 and $28,000 at September 30, 2016 and December 31, 2015, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, for the nine months ended September 30, 2016 and 2015 totaled $0 and $8,000, respectively.

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

Long-Lived Assets:

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company determined that none of its long-term assets at September 30, 2016 or December 31, 2015 were impaired.

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

During the nine months ended September 30, 2016 and 2015, the Company recognized stock-based compensation expense totaling $81,000 and $101,000, from the issuance of a total of 0 and 0 shares of its common stock to officers, directors, and consultants (See Note E).

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

The Company follows the guidance in FASB ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with FASB ASC Topic 450.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At September 30, 2016 and September 30, 2015, there were no custom software development arrangements in progress.

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

Advertising Expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $0 and $0 for the nine months ended September 30, 2016 and 2015, respectively.

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

Net Medical Xpress Solutions, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Pronouncements:

The Company’s management has reviewed recent accounting pronouncements issued through the date of the issuance of these condensed consolidated financial statements. In management’s opinion, no pronouncements apply or will have a material effect on the Company’s financial statements.

NOTE C - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $15,845,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE D - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
Computers	$499,000	$499,000
Furniture, fixtures and equipment	150,000	150,000
Automobiles	41,000	41,000
Leasehold improvements	20,000	20,000
	710,000	710,000
Accumulated depreciation	(707,000)	(694,000)
	$3,000	$16,000

Depreciation expense for the three months ended September 30, 2016 and 2015 was $2,000 and $3,000, respectively.  Depreciation expense for the nine months ended September 30, 2016 and 2015 was $7,000 and $9,000, respectively.

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

Net Medical Xpress Solutions, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE E - GOODWILL (CONTINUED)

In accordance with FASB ASC 350, “Intangibles - Goodwill and Other,” the Company performs goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. As of September 30, 2016, there is no impairment of goodwill.

In connection with the merger, the Company also entered two employment agreements with the former holders of MedTel membership interests. Each agreement provides for bonus compensation of 2,000,000 shares of common stock to be earned equally upon attainment of quarterly sales and profitability goals. As of September 30, 2016, these goals have not been met.

NOTE F - CAPITAL TRANSACTIONS

Common stock:

During the nine-month period ended September 30, 2016, the Company effected the following stock transactions:

Earned compensation for two directors from shares to be issued during 2016 of $41,000 is included in expense for the nine months ended September 30, 2016.

Earned compensation for two outside directors from shares to be issued during 2016 of $40,000 is included in expense for the nine months ended September 30, 2016.

The Company effected a 9:1 reverse stock split that became effective June 20, 2016.  All share amounts and prices have been retroactively restated.

Exercise prices and weighted-average contractual lives of stock options outstanding as of September 30, 2016, are as follows:

Options Outstanding				Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.27-$0.40	722,222	0.99	$0.33	722,222	$0.33

Net Medical Xpress Solutions, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

Summary of Options Granted and Outstanding:

	For the nine months ended September 30,
	2016
	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	722,222	$0.33
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding at end of period	722,222	$0.33

NOTE G - MAJOR CUSTOMERS

During the nine-month period ended September 30, 2016, two customers accounted for 37% or approximately $885,000 of the Company's revenue.  During the nine-month period ended September 30, 2015, two customers accounted for 33% or approximately $1,106,000 of the Company’s revenue.

As of September 30, 2016, balances due from one customer comprised 11% or approximately $29,000 of total accounts receivable.  As of September 30, 2015, balances due from one customer comprised 15% or approximately $56,000 of total accounts receivable.

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

Net Medical Xpress Solutions, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE H - REPORTABLE SEGMENTS (CONTINUED)

Information related to the Company's reportable segments for the nine months ended September 30, 2016 is as follows:

	Specialists	Services	Solutions	Staffing	TOTAL
Revenue	$1,142,000	$1,084,000	$106,000	$64,000	$2,396,000

Cost of Service	703,000	977,000	80,000	36,000	1,796,000
General & administrative	154,000	330,000	143,000	98,000	725,000
Depreciation	1,000	1,000	4,000	0	6,000
Research & development	36,000	0	29,000	0	65,000

Operating Income (loss)	$248,000	$(224,000)	$(150,000)	$(70,000)	$(196,000)

Total assets	$206,000	$327,000	$244,000	$256,000	$1,033,000

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

Segment’s operating income	$(196,000)
Other income (expense)	(7,000)
Consolidated net income	$(203,000)

Information related to the Company's reportable segments for the nine months ended September 30, 2015 is as follows:

	Specialists	Services	Solutions	Staffing	TOTAL
Revenue	$1,069,000	$1,995,000	$247,000	$68,000	$3,379,000

Cost of Service	638,000	1,647,000	117,000	13,000	2,415,000
General & administrative	154,000	277,000	158,000	77,000	666,000
Depreciation	0	1,000	8,000	0	9,000
Research & development	38,000	0	39,000	0	77,000

Operating Income (loss)	$239,000	$70,000	$(75,000)	$(22,000)	$212,000

Total assets	$505,000	$489,000	$104,000	$246,000	$1,344,000

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

Segment’s operating income	$212,000
Other income (expense)	(7,000)
Consolidated net income	$205,000

Net Medical Xpress Solutions, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE I - COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring on January 31, 2017.  The Company also leases office and computer equipment.  Future minimum lease payments as of September 30, 2016, are as follows:

Year	Amount
2016	$23,000
2017	$9,000

Rent expense for the three months ended September 30, 2016 and 2015 amounted to $22,000 and $22,000, respectively.  Rent expense for the nine months ended September 30, 2016 and 2015 amounted to $66,000 and $65,000, respectively.

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

Net Medical Xpress Specialists provides specialist services to hospitals and other medical entities via the internet, as well as e-Visit primary care services to individual patients.  Our initial operations have been in emergency room neurology and stroke evaluation.  Once the customer facility is ready, we usually can connect the neurologist and the patient within fifteen to thirty minutes for the initial evaluation.  Since signing our first facility in 2011, we have expanded to include several regional hospitals in New Mexico and are continuing to grow the specialist program, both in specialties and in facilities covered.  At this time, we have physicians credentialed to provide services for neurology/stroke evaluation, cardiology, critical care and primary care.  We currently are marketing numerous other services within the specialist program. The specialists program also provides patient care 24 hours per day, seven days per week, and 365 days per year.

We are participating in a $15.1 million federal grant with the University of New Mexico Health Science Center to establish a statewide 30 hospital telemedicine network to support critical cerebral emergency support services.  The grant was awarded by the Center for Medicare and Medicaid Services (CMS) to help CMS study the impact of providing telemedicine for critical care services in rural areas. The project calls for the university to form a statewide 30-hospital telehealth system (THS) in conjunction with Net Medical Xpress Solutions for a three-year period. The program will provide remote emergency neurological consultations using Net Medical's video conferencing equipment and telemedicine management services. The added goal of the model is to maintain patient care in the local facility without needing patient transport to tertiary care hospitals when non-operative care is appropriate.  Currently, the majority of our expansion in neurology is occurring within the framework of this grant.  However, we are also receiving an increasing number of requests to provide other specialist services such as dermatology and behavioral medicine.  We are working on contracting with new and existing customers for these expanded services.

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

RESULTS OF OPERATIONS

TOTAL REVENUES:

For the Three Months Ended September 30,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$651,000	$1,010,000	$(359,000)	(35.5)%

For the Nine Months Ended September 30,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$2,396,000	$3,379,000	$(983,000)	(29.1)%

These changes are a result of the following factors:

Net Medical Xpress Specialists Revenues

1. Neurological services:

For the Three Months Ended September 30,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$210,000	$205,000	$5,000	2.4%

For the Nine Months Ended September 30,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$735,000	$634,000	$101,000	15.9%

During the nine months ended September 30, 2016, we experienced the loss of a few customers while we gained several new customers.  The net result is a slight increase in neurological consults for that period.  We are continuing to add several new customers per year.  Therefore, we expect revenues in this category to continue their upward trend during 2016.

2. Specialists program primary care services:

For the Three Months Ended September 30,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$33,000	$37,000	$(4,000)	(10.8)%

For the Nine Months Ended September 30,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$159,000	$122,000	$37,000	30.3%

We began offering primary care consultations in July 2014.  The increase in revenues for the nine months ended September 30, 2016 as compared to the same period in 2015 is primarily the result of providing services for only part of the year during 2015.  The decrease in revenues for the three months ended September 30, 2016 as compared to the same period in 2015 is mainly due to the loss of one customer.  We are still growing this division by adding new customers, which we believe will result in continued gradual revenue increases during the remainder of 2016.

3. Specialists program hardware sales:

For the Three Months Ended September 30,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$43,000	$205,000	$(162,000)	(79.0)%

For the Nine Months Ended September 30,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$199,000	$305,000	$(106,000)	(34.8)%

The decrease in specialists program equipment sales for the three months and the nine months ended September 30, 2016 is due to the sale of equipment for the Access grant (described in the Overview above) during 2015.  Equipment is purchased by new customers prior to beginning consultations. As a result, we expect revenues in this category to vary from quarter to quarter as we add new customers.

4. Specialists program behavioral medicine services:

For the Three Months Ended September 30,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$20,000	$6,000	$14,000	233.3%

For the Nine Months Ended September 30,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$49,000	$8,000	$41,000	512.5%

We began offering behavioral medicine consults during the second quarter of 2015.  We anticipate that revenues in this division will increase slightly for the remainder of 2016 as we continue to build our customer base.

Net Medical Xpress Services Revenues

5. Radiological services:

For the Three Months Ended September 30,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$300,000	$480,000	$(180,000)	(37.5)%

For the Nine Months Ended September 30,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$1,065,000	$1,927,000	$(862,000)	(44.7)%

The decrease in radiological services for both the three months and the nine months ended September 30, 2016 is due to two factors:  approximately 40% is due to the loss of one major customer; the remainder is due to a net decreased volume of reads by existing customers.  The teleradiology market is becoming increasingly competitive.  Two trends we have noticed are that the smaller customers are using multiple teleradiology services in order to meet their budgets, and the larger customers are converting to running their own in-house teleradiology programs.  Therefore, we anticipate focusing some efforts on expanding our customer base in order to sustain our revenues in the current competitive environment; however, the majority of our focus will be on the clinical telemedicine services as described in our Specialists division above.

2. Cardiological services:

For the Three Months Ended September 30,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$5,000	$8,000	$(3,000)	(37.5)%

For the Nine Months Ended September 30,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$19,000	$68,000	$(49,000)	(72.1)%

The decrease in cardiological services for both the three months and the nine months ended September 30, 2016 is due the loss of one customer.  This market is similar to the teleradiology market, with new service providers regularly entering the market. The growing competition increases the downward pressure on prices and creates a trend for customers to use multiple services to meet their needs.

Net Medical Xpress Solutions Revenues

1. Software usage fees:

For the Three Months Ended September 30,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$19,000	$34,000	$(15,000)	(44.1)%

For the Nine Months Ended September 30,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$68,000	$173,000	$(105,000)	(60.7)%

The decrease in software usage fees for the three months and the nine months ended September 30, 2016 as compared to the same periods in 2015 is due to the loss of two customers.  We believe this trend in our teleradiology customers is similar to the trend we are seeing in our own teleradiology business due to increased competition.  Downward pressure on prices and increased regulations are making it more difficult for some of our smaller customers to sustain their businesses.

2. Software hosting and maintenance:

For the Three Months Ended September 30,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$10,000	$21,000	$(11,000)	(52.4)%

For the Nine Months Ended September 30,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$37,000	$49,000	$(12,000)	(24.5)%

We only have a few customers that are using our hosting and maintenance services, and we are not currently focusing on increasing revenues in this category.  Therefore, we anticipate this revenue to remain relatively steady or even decrease slightly during 2016.

3. Other revenues:

For the Three Months Ended September 30,

	2016	2015	Increase (Decrease)	Percent Inc (Dec)
Custom Programming	$0	$0	$0	Not meaningful
Hardware Maintenance	$0	$0	$0	Not meaningful

For the Nine Months Ended September 30,

	2016	2015	Increase (Decrease)	Percent Inc (Dec)
Custom Programming	$0	$24,000	$0	(100.0)%
Hardware Maintenance	$1,000	$1,000	$0	0%

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

Net Medical Xpress Staffing Revenues

1. Recruiting and staffing services:

For the Three Months Ended September 30,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$11,000	$14,000	$(3,000)	(21.4)%

For the Nine Months Ended September 30,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$64,000	$68,000	$(4,000)	(5.9)%

The decrease in recruiting services during the three months and the nine months ended September30, 2016 is due to decreased fees from one customer during 2016.  We are compensated for recruiting and providing telemedicine physicians based on the volume of usage by the customers.  Although we are focusing more of our marketing efforts on the specialists program primary care services, we do still expect the revenues in this category to continue to increase modestly during 2016.

COST OF SERVICES:

For the Three Months Ended September 30,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$524,000	$642,000	$(118,000)	(18.4)%

For the Nine Months Ended September 30,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$1,796,000	$2,415,000	$(619,000)	(25.6)%

Approximately eighty percent of the costs of services for the first nine months of 2016 and 2015 are direct costs related to the services and specialists divisions.  These costs consist of radiologist fees, cardiologist fees, neurologist fees, professional credentialing, professional licenses, professional liability insurance costs, and costs of hardware associated with the specialists program. The majority of these costs are directly related to revenues; therefore, as revenues have decreased, cost of service has decreased.

GENERAL AND ADMINISTRATIVE EXPENSES:

For the Three Months Ended September 30,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$220,000	$232,000	$(12,000)	(5.2)%

For the Nine Months Ended September 30,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$725,000	$666,000	$59,000	8.9%

The decrease in general and administrative expenses during the three months ended September 30, 2016 is due to legal fees related to a physician lawsuit during the third quarter 2015.  The increase in general and administrative expenses during the nine months ended September 30, 2016 is due to legal fees related to the physician lawsuit during the first half of 2016, coupled with increased marketing costs related to social media during the first quarter of 2016.

RESEARCH AND DEVELOPMENT COSTS:

For the Three Months Ended September 30,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$30,000	$26,000	$4,000	15.4%

For the Nine Months Ended September 30,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$65,000	$77,000	$(12,000)	(15.6)%

The increase in research and development costs for the three months ended September 30, 2016 is due to increased programming costs related to the expansion of the specialists program into additional services.  The decrease in research and development costs for the nine months ended September 30, 2016 is due to decreased engineering focus on research and development during the second quarter of 2016.  The primary development of the specialists program is complete; however, we continue to focus on expanding the program to include a variety of specialist services.

During the first nine months of 2016, approximately 90% of our research and development costs were a direct result of staffing.  In the software industry, it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software.  We anticipate that research and development costs during 2016 will continue to focus on the development and expansion of software and services for our specialists program.  As a result, these costs will likely remain steady during 2016.

DEPRECIATION:

For the Three Months Ended September 30,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$1,000	$3,000	$(2,000)	(66.7)%

For the Nine Months Ended September 30,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$6,000	$9,000	$(3,000)	(33.3)%

We expect depreciation to remain stable or decrease slightly during 2016 as assets are fully depreciated.

OTHER EXPENSE:

For the Three Months Ended September 30,

	2016	2015	Increase (Decrease)	Percent Inc (Dec)
Interest expense	$2,000	$2,000	$0	0%

For the Nine Months Ended September 30,

	2016	2015	Increase (Decrease)	Percent Inc (Dec)
Interest expense	$7,000	$7,000	$0	0%

We don’t anticipate significant changes in this category during 2016.

REPORTABLE SEGMENTS

We believe gross profit is our key indicator of operating progress.  Our four operating divisions generated the following gross profit, rounded to the nearest $1,000, during the first nine months of 2016:

	Specialists	Services	Solutions	Staffing	TOTAL
Revenue	$1,142,000	$1,084,000	$ 106,000	$ 64,000	$ 2,396,000

Direct costs	703,000	977,000	80,000	36,000	1,796,000

Gross profit	$ 439,000	107,000	$ 26,000	$ 28,000	$600,000

Gross Profit Percent	38%	10%	25%	44%	25%

The Net Medical Xpress Specialists division’s gross profit was $439,000, or 38%.  Approximately 60% of the direct cost in this division for the first quarter consists of doctor fees and hardware costs, which are directly related to revenues.  The remaining 40% consists of staffing costs for customer service, which are relatively fixed.  The percentage of costs that are fixed has decreased from 40% to 25% as revenues have increased in this division.  In general, we believe the gross profit percentage of this division will continue to increase slightly during 2016 as the revenues grow, while the fixed costs remain stable.

The Net Medical Xpress Services division’s gross profit was $107,000, or 10%.  Approximately 81% of the direct costs in this division are doctor fees, which are directly related to revenues.  The market for teleradiology and telecardiology has become increasingly competitive during the last few years.  As a result, we have seen the gross profit percentage in this division decrease by several percent compared to the level of three to five years ago. The gross profit percentage may change slightly as the mix of services changes, but in general we expect this percentage to remain relatively stable during 2016.

The Net Medical Xpress Solutions division’s gross profit was $26,000, or 25%.  The majority of the direct costs in this division are staffing expenses, which do not vary directly with revenue. As a result, the gross profit percentage has decreased as the revenue has decreased.  We expect the gross profit percentage of this division to remain near this level for the remainder of 2016 assuming revenues remain low.

The Net Medical Xpress Staffing division’s gross profit was $28,000, or 44%.  The majority of the direct costs in this division are staffing expenses, which do not vary with revenues.  Although we still have doctors available for customers to use in their own telemedicine programs, we have shifted our focus to expanding the specialists primary care services.  Therefore, we expect the revenues and costs to remain low in this division, which could result in significant variances in gross profit percentage from quarter to quarter during 2016.

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

Information related to the Company's reportable segments for the nine months ended September 30, 2016 is as follows:

	Specialists	Services	Solutions	Staffing	TOTAL
Revenue	$1,142,000	$1,084,000	$106,000	$64,000	$2,396,000

Cost of Service	703,000	977,000	80,000	36,000	1,796,000
General & administrative	154,000	330,000	143,000	98,000	725,000
Depreciation	1,000	1,000	4,000	0	6,000
Research & development	36,000	0	29,000	0	65,000

Operating Income (loss)	$248,000	$(224,000)	$(150,000)	$(70,000)	$(196,000)

Total assets	$206,000	$327,000	$244,000	$256,000	$1,033,000

A reconciliation of the segments' operating loss to the consolidated net loss is as follows:

Segment’s operating income	$(196,000)
Other income (expense)	(7,000)
Consolidated net income	$(203,000)

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

At September 30, 2016, we had a working capital surplus of $223,000 as opposed to a working capital surplus of $333,000 at the beginning of the period, a decrease of $90,000.  This decrease is primarily due to a decrease in accounts receivable at September 30, 2016 as compared to December 31, 2016.  We may continue to sell equity securities and incur debt if our liquidity proves insufficient to meet our operating needs and facilitate growth and expansion of our services during 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

307 - Disclosure controls and procedures:  As of September 30, 2016, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d-15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, such disclosure controls and procedures were not effective.  The primary reasons for management’s conclusions are that we did not have a plan in place for implementing controls and procedures and insufficient personnel to implement checks and balances.  We believe that we will not have sufficient funds available to develop a plan in the foreseeable future.  We do not anticipate that our business will need sufficient personnel in the foreseeable future that are needed to implement checks and balances.

308(b) - Changes in internal control over financial reporting:  Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect this control.

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

NET MEDICAL XPRESS SOLUTIONS, INC.

Date: November 14, 2016	By /s/ Richard F. Govatski
Richard F. Govatski, President (Principal Executive Officer)

Date: November 14, 2016	By /s/ Teresa B. Dickey
Teresa B. Dickey, Treasurer (Principal Financial Officer)