Form 10-K
period 2016-12-31
Net Medical Xpress Solutions, Inc.
filed 2017-04-14
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Large accelerated filer [  ]  Accelerated filer [  ]  Non-accelerated filer [  ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [  ]  NO [X]

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK AT MARCH 17, 2017 WAS: 19,850,591.

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

The forward-looking statements are based upon our beliefs and assumptions using information available at the time we make these statements.  We caution you not to place undue reliance on our forward-looking statements as (i) these statements are neither predictions nor guaranties of future events or circumstances, and (ii) the assumptions, beliefs, expectations, forecasts and projections about future events may differ materially from actual results.  We undertake no obligation to publicly update any forward-looking statement to reflect developments occurring after the date of this Form 10-K.

PART I

ITEM 1. BUSINESS

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

Our Business

We provide wide-ranging and unique solutions for the rapidly expanding multi-billion-dollar telemedicine industry.  We recruit and maintain an extensive cadre of telemedicine physicians that we provide to the industry, together with highly proprietary software that links electronic medical records while facilitating state-of-the-art conferencing and communications.  We also offer a call center, unique hardware implementations, staffing and recruiting operations, diagnostic and clinical services, and advanced research and development capabilities.

During the past year the lines between our previously identified business segments have become increasingly blurred and arbitrary as we provide ever more integrated products and services.  Discrete financial information for separate segments is not readily available, and we do not market our products separately.  As a result, we have determined that we only have one business segment - physician services.  All of our product and service offerings discussed in the next section are in support of, and integrated with, physician services.

Our Products and Services

Software

One of our most valuable assets is the investment made over many years in proprietary software. In addition to our core system that we use to build a customized telemedicine management system for clients, we offer the following applications that simplify the administrative aspects of patient care so that our physicians can spend more time on actual patient care:

•

Our Telemedicine Building Blocks is now available for existing customers, and as an online service for doctors’ offices, hospitals and clinics to take advantage of telemedicine services. It includes our WebRTC video conferencing capability, digital paper, prescription services and Quest lab ordering and is integrated into a very simple one login, one button technology.

•

Digital Paper can take any paper form and turn it into an easy online fill-out list, then turn it into an actual PDF as required by insurance companies and hospitals

•

Single Pane of Glass Software allows a provider to be connected into a video conference with a patient while simultaneously displaying up to five additional applications running on the same screen

•

Electronic Prescription System is provided for physicians in private practice who do not have their own prescription software

•

Electronic Prior Authorization System connects to health plans and pharmacies to verify prior authorization requirements related to medical tests, procedures, devices and drugs that require pre-approval by insurers

•

Electronic Medical Records (EMR) provides the ability to connect with 43 different hospital EMR systems

Hardware

Although we do not simply resell hardware as a wholesaler, we have engineered and developed several exclusive and proprietary hardware products that we offer to our customers:

•

Web Real Time Communications (WebRTC) is our advanced televideo conferencing system.  A Dell OptiPlex all-in-one touch screen computer is the user interface.  It is equipped with a specific integrated circuit that comes with our own operating system, networking interface and Wi-Fi connectivity.

•

We have developed a proprietary medical cart that is exclusive to us, that includes the Dell OptiPlex described above, along with our proprietary software and a state-of-the-art camera.

•

Several Net Medical USB digital diagnosing tools can be plugged into the OptiPlex, including a USB stethoscope, USB dermascope, USB digital microscope and otoscope.

Physicians

Our group of physicians is also one of our greatest assets.  We currently have 32 physicians on staff, plus approximately 200 that have been credentialed and are ready to contract with us to provide services.  We provide physicians that can perform a variety of physician services:

•

Video clinical services such as neurology and stroke assessment, behavioral assessment, and critical care

•

Diagnostic services, including radiology and cardiology

•

Video primary care services

Management and administrative services

We provide a variety of additional services that are essential to a complete telemedicine program:

•

Credentialing services (verifying the qualifications of healthcare providers) are required for hospitals to grant privileges to the providers so that the providers can deliver the necessary care to patients

•

Our call center is operated 24 hours per day, seven days per week and 365 days per year

•

Recruiting and staffing services locate telemedicine physicians for our customers who use our services, as well as for customers who wish to contract directly with a physician

•

We provide professional liability insurance for all physicians contracted with us

Our Customers and Competition

Our customers range from companies that use our primary care physicians to provide services to individuals, to mobile radiology companies that use our physicians to provide services to nursing homes and jails, to hospitals that use our physicians to provide video consultations for their patients.

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

The entire telemedicine market has become exceptionally competitive over the last five years.  We have observed increasingly intense downward pressure on prices for radiological services during that time, even though margins for these services were already low when we entered the market.  The market for video consultations by specialists and primary care physicians is projected to grow at approximately 18-19% over the next five years according to various industry analyses.  Our current strategy is to take advantage of this growth with the goal of being well-established by the time the market matures.

We have three categories of competitors:  equipment vendors only, such as Cisco and Polycom; independent doctors’ groups, of which there are hundreds across the country; and all-in-one telemedicine services, such as Banner Health and the Mayo Clinic.  Our primary method of competing with these companies is to offer a complete package of software, hardware and physician services that none of these companies offers.  In addition, we are constantly adding to our services.  Recent examples of innovations are our new electronic prior authorization system and electronic prescription system.

The integration of our business across multiple telemedicine segments is beneficial as the competition in the industry increases, because it allows us the flexibility to shift priorities and take advantage of any areas of new technological development.

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

Business Strategy

The healthcare situation in the U.S. faces a growing number of critical issues.  The fastest growing segment of the population is people over 65 years of age.  Obesity is still on the rise.  The diagnosis of chronic diseases continues to increase, and many patients with chronic diseases need regular monitoring.  If these facts are coupled with the projected shortage of healthcare personnel over the next couple of decades, we believe that our healthcare system will need to become considerably more effective and efficient in order to expand access to care with reasonable costs.

We believe that telemedicine provides safe, effective services while reducing costs in a wide variety of medical applications, such as avoiding unnecessary patient transports, providing support for hospital overflows, providing increased services in remote or rural areas, providing services in jails and prisons, decreasing the length of some patient stays, providing increased home management of chronic diseases, providing improved post-discharge follow-up care to avoid unnecessary hospital readmissions, providing enhanced care in critical care or intensive care units and increasing access to specialized services.  Telemedicine technology can potentially increase patient safety and reduce costs for healthcare providers by providing enhanced diagnostic capabilities with quick turn-around times.

We know of no other telemedicine company that can provide the comprehensive range of services that we offer:  the complex array of proprietary software and custom-built hardware that is completely integrated with our physician diagnostic and clinical services.

Our current business strategy involves the following factors:

•

Continue to expand our array of software applications.

•

Continue to expand the variety of physician services we offer.

•

Continue to expand our group of doctors.

•

Continue to offer exceptionally prompt and thorough customer service, with outstanding quality.

•

Using social media to our advantage to educate potential customers about the benefits of telemedicine.

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

Although we do not believe that we infringe the proprietary rights of third parties, there is no assurance that third parties will not claim infringement by us with respect to past, current, or future technologies.  It is possible that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry grows.  Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays, or require us to enter into royalty or licensing agreements.  Such royalty or licensing agreements may not be available on terms acceptable to us or at all.  As a result, any such claim could have a material adverse effect upon our business, results of operations, and financial condition.

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

Employees

At March 17, 2017, we had twenty three employees and independent contractors providing management, administrative, engineering and customer support functions.  We consider our relationship with our employees to be good.  We also have over two hundred physicians on contract, including radiologists, cardiologists, neurologists, psychiatrists and primary care physicians.

ITEM 1A. RISK FACTORS

A small number of customers represent a large amount of our revenues and the loss of such customers will result in a significant decrease in revenues and threaten our ongoing operations.

During the year ended December 31, 2016, three customers accounted for 36% of the Company’s total revenue.  During the year ended December 31, 2015, two customers accounted for 30% of the Company's total revenue.  The loss of such customers would result in a significant decrease in our revenues and our working capital.

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

We expect our business and number of employees to continue to grow over the next twelve months, particularly as the market for telemedicine grows. Our growth may place significant stress on our operations, management, employee base, and particularly on our ability to meet capital requirements necessary to support our growth.  Any failure to address the needs of our growing business successfully could have a negative impact on our chance of success.

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

We have incurred cumulative net losses of approximately $15,986,000 since our inception in 1996.  At this time, our revenues are adequate to meet our operating needs; however, we may require additional capital for our contemplated operational and marketing activities to take place.  The amount of any additional capital required would depend on our current income and our future plans, but could range from $100,000 to $1,000,000. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We do not have any unresolved staff comments.

ITEM 2. PROPERTIES

We currently lease a 5,000 square foot facility in Albuquerque, New Mexico, at a cost of approximately $7,300 per month. The lease expires on January 31, 2020. The facility houses our administrative, marketing and engineering offices, and provides adequate room for expansion. We house our primary servers in a separate facility downstairs from ours, at a cost of approximately $2,500 per month on a month-to-month basis. The two locations are networked together by fiber optics. In this facility we have access to a large power generator, which enables our servers to continue operating during power outages.

ITEM 3. LEGAL PROCEEDINGS

We have no legal proceedings outside of normal business operations.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our stock is quoted on the OTC Bulletin Board under the symbol “NMXS.”  The table below sets forth, for the periods indicated below, high and low bids for our common stock.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.  The source of this information is Big Charts: www.bigcharts.com.  The quotations have been adjusted to reflect a nine to one reverse stock split that was effective on June 20, 2016.

	Quarter	High	Low

FISCAL YEAR ENDED	First	$0.225	$0.1485
DECEMBER 31, 2015	Second	$0.396	$0.135
	Third	$0.468	$0.252
	Fourth	$0.396	$0.189

FISCAL YEAR ENDED	First	$0.261	$0.2241
DECEMBER 31, 2016	Second	$0.375	$0.234
	Third	$0.375	$0.11
	Fourth	$0.18	$0.06

FISCAL YEAR ENDED	First	$0.1749	$0.0552
DECEMBER 31, 2016 (through March 17, 2017)

Recent Sales of Unregistered Securities

No unregistered shares were issued during 2016.

Shareholders

As of March 20, 2017, there were 385 holders of record of our common shares.

Dividends

We did not declare any cash dividends on our common stock during the year ended December 31, 2016.  We have no plans to pay any dividends to the holders of our common stock in 2017.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

REVENUES:

For the Year Ended December 31,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$3,045,000	$4,222,000	$(1,177,000)	(27.9)%

These changes are a result of the following factors:

•

Radiology and cardiology revenues decreased approximately $1,061,000 due to the loss of several large customers during 2016. As noted in Our Customers and Competition above, teleradiology businesses have seen intense price competition as well as industry consolidation during the last few years.  Most of our larger customers are shifting to using their own in-house teleradiology facilities.  However, some of our customers who chose to use competitors because of lower prices are now returning due to the quality of our services. As a result, we anticipate a slight increase in radiology revenues for 2017.

•

Software usage revenues decreased approximately $178,000 due to the loss of several customers for the same reasons as with radiology above. We do not anticipate any significant changes during 2017.

•

Clinical consultation revenues increased approximately $73,000 due to the addition of several new customers during 2016. We anticipate that this trend will continue into 2017; therefore, we will see increased clinical revenues during 2017.

DIRECT COSTS:

For the Year Ended December 31,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$2,274,000	$3,055,000	$(781,000)	(25.6)%

Approximately 90% of the decrease in direct costs relates to reduced physician fees associated with the loss of several radiology customers during 2016.

In general, direct costs consist of doctor fees; recruiting, customer service and management fees; professional credentialing and professional liability insurance costs. The majority of these costs are doctor fees, which are directly related to revenues; however, the percentage of direct costs to revenues varies by the type of service.

GENERAL AND ADMINISTRATIVE EXPENSES:

For the Year Ended December 31,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$935,000	$887,000	$48,000	5.4%

The increase in general and administrative expenses is primarily due to several factors:  increased communications costs, increased legal fees related to a lawsuit that involved one of our physicians during 2016, and increased accounting fees.  We expect no significant changes in general and administrative expenses during 2017.

RESEARCH AND DEVELOPMENT COSTS:

For the Year Ended December 31,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$87,000	$100,000	$(13,000)	(13.0)%

Approximately 86% of our research and development costs were directly associated with staffing during 2016. The decrease in costs for 2016 as compared to 2015 is due to a reduction in engineering personnel during late 2015. In the software industry it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software that require modification. Management anticipates that research and development costs in the future will focus both on the upgrading of our existing products and the continued development of new products using our core technology; therefore they will remain relatively stable or perhaps increase slightly during the coming year.

DEPRECIATION AND BAD DEBT EXPENSE:

For the Year Ended December 31,

	2016	2015	Increase (Decrease)	Percent Inc (Dec)
Depreciation expense	$3,000	$12,000	$(9,000)	(75.0)%
Bad debt expense	$1,000	$8,000	$(7,000)	(87.5)%

The decrease in depreciation expense during 2016 as compared to 2015 is due to assets reaching full depreciation, coupled with no significant purchases of fixed assets.  We charged one account of $8,000 to bad debt during 2015; we had no significant bad debt charge-offs during 2016.

IMPAIRMENT OF GOODWILL

For the Year Ended December 31,

2016	2015	Increase (Decrease)	Percent Inc (Dec)
$80,000	$0	$80,000	Not meaningful

At December 31, 2016 we evaluated the goodwill related to the purchase of MedTel Solutions, LLC during 2013 and determined that it is more likely than not that the fair value of goodwill is less than its carrying value.  Therefore, an impairment loss of goodwill is recognized as of December 31, 2016.

OTHER INCOME (EXPENSE):

For the Year Ended December 31,

	2016	2015	Increase (Decrease)	Percent Inc (Dec)
Interest expense	$9,000	$9,000	$0	0%

We expect no significant changes in interest expense during 2017.

We expect the gross profit for 2017 to increase slightly compared to 2016 as we pursue service contracts with higher gross margins.

Our normal general and administrative expenses were approximately $230,000 per quarter during 2016.  We anticipate that these expenses will be in the range of $230,000 to $250,000 per quarter during 2017.

LIQUIDITY AND CAPITAL RESOURCES

“Liquidity” refers to our ability to generate adequate amounts of cash to meet our needs for cash.  We believe we will have adequate liquidity to maintain current operations during 2017, but we may choose to locate additional sources of cash to facilitate growth and expansion.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space, computer equipment and office equipment.

At December 31, 2016, we had a working capital surplus of $186,000 as opposed to a working capital surplus of $333,000 at the beginning of the period, a decrease of $147,000.  This decrease is due to a combination of factors.  The primary factors are:  a decrease of $103,000 in available cash, a decrease in accounts receivable of $173,000, coupled with a decrease in accounts payable of $119,000.  We may continue to sell equity securities and incur debt if needed to meet our operating needs and facilitate growth and expansion of our services during 2017.

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Net Medical Xpress Solutions, Inc.

We have audited the consolidated balance sheets of Net Medical Xpress Solutions, Inc. and subsidiary (The Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2016. Net Medical Xpress Solutions, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Net Medical Xpress Solutions, Inc. and subsidiary as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note C to the condensed consolidated financial statements. The Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note C. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM, LLP

Henderson, Nevada

April 14, 2017

Net Medical Xpress Solutions, Inc.

Consolidated Balance Sheets

(Rounded to the nearest thousand)

	December 31,	December 31,
	2016	2015
Assets

Current assets:
Cash and equivalents	$307,000	$410,000
Accounts receivable, net of allowance of $24,000 and $28,000, respectively	256,000	429,000
Inventory	20,000	27,000
Prepaid expenses and other assets	70,000	76,000
Total current assets	653,000	942,000

Furniture, equipment and improvements, net of accumulated depreciation of $706,000 and $694,000, respectively	4,000	16,000
Security deposits	4,000	4,000
Goodwill	159,000	239,000

Total Assets	$820,000	$1,201,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$320,000	$439,000
Accrued expenses	63,000	58,000
Insurance payable	21,000	40,000
Deferred revenue	3,000	9,000
Capital lease	1,000	8,000
Note payable - related party	59,000	55,000
Total current liabilities	467,000	609,000

Long-term liabilities
Capital lease - long-term portion	-	1,000
Total long-term liabilities	-	1,000

Total liabilities	467,000	610,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized, 0 shares issued and outstanding as of 12/31/16 and 12/31/15, respectively	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 19,850,591 and 19,402,814 shares issued and outstanding as of 12/31/16 and 12/31/15, respectively	19,000	19,000
Paid-in capital	16,299,000	16,193,000
Subscriptions payable	21,000	21,000
Accumulated deficit	(15,986,000)	(15,642,000)
Total stockholders' equity	353,000	591,000

Total Liabilities and Stockholders' Equity	$820,000	$1,201,000

The accompanying notes are an integral part of these consolidated financial statements.

Net Medical Xpress Solutions, Inc.

Consolidated Statements of Operations

(Rounded to the nearest thousand)

	For the year ended
	December 31,
	2016	2015

Revenues
Physician services	$3,045,000	$4,222,000
Gross revenues	3,045,000	4,222,000

Direct Costs	2,274,000	3,055,000

Gross profit	771,000	1,167,000

Operating costs and expenses:
General and administrative	935,000	887,000
Depreciation and amortization	3,000	12,000
Research and development	87,000	100,000
Bad debt	1,000	8,000
Impairment of goodwill	80,000	-
Total operating costs and expenses	1,106,000	1,007,000

Net operating income (loss)	(335,000)	160,000

Other expense:
Interest expense	(9,000)	(9,000)
Total other expense	(9,000)	(9,000)

Net income (loss)	$(344,000)	$151,000

Income (loss) per share - basic	$(0.02)	$0.01
Income (loss) per share - diluted	$(0.02)	$0.01

Basic weighted average common shares outstanding	19,413,608	19,413,608
Diluted weighted average common shares outstanding	19,413,608	20,442,793

The accompanying notes are an integral part of these consolidated financial statements.

Net Medical Xpress Solutions, Inc.

Consolidated Statement of Stockholders' Equity

(Rounded to the nearest thousand)

			Additional			Total
	Common Stock		Paid-in	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	(Deficit)	Equity

Balance, December 31, 2014	19,402,814	19,000	16,193,000	21,000	(15,793,000)	312,000

Compensation earned by officers	-	-	-	-	-	54,000

Compensation earned by outside board members	-	-	-	-	-	54,000

Compensation earned by contractors	-	-	-	-	-	20,000

Net income
For the year ended December 31, 2015	-	-	-	-	151,000	151,000

Balance, December 31, 2015	19,402,814	$19,000	$16,193,000	$21,000	$(15,642,000)	$591,000

Compensation earned by officers	200,000	-	48,000	-	-	48,000

Compensation earned by outside board members	200,000	-	48,000	-	-	48,000

Compensation earned by contractors	50,000	-	10,000	-	-	10,000

Shares repurchased	(2,223)	-	-	-	-	-

Net income
For the year ended December 31, 2016	-	-	-	-	(344,000)	(344,000)

Balance, December 31, 2016	19,850,591	$19,000	$16,299,000	$21,000	$(15,986,000)	$353,000

The accompanying notes are an integral part of these consolidated financial statements.

Net Medical Xpress Solutions, Inc.

Consolidated Statements of Cash Flows

(Rounded to the nearest thousand)

	For the year ended
	December 31,
	2016	2015
Cash flows from operating activities
Net income (loss)	$(344,000)	$151,000
Adjustments to reconcile net income (loss) to
net cash used by operating activities:
Share-based compensation for services	10,000	20,000
Share-based compensation for services to board members and officers	96,000	108,000
Depreciation and amortization	3,000	12,000
Depreciation and amortization allocated to direct costs	9,000	12,000
Impairment of goodwill	80,000	-
Changes in operating assets and liabilities:
Accounts receivable	173,000	152,000
Inventory	7,000	6,000
Prepaid expenses and other assets	6,000	(11,000)
Accounts payable	(119,000)	(339,000)
Line of credit
Accrued expenses	5,000	12,000
Deferred revenue	(6,000)	6,000
Net cash provided (used) by operating activities	(80,000)	129,000

Cash flows from investing activities
Acquisition of fixed assets	-	-
Net cash used by investing activities	-	-

Cash flows from financing activities
Net repayment of principal under capital lease	(8,000)	(8,000)
Proceeds from notes payable - related party	4,000	2,000
Net proceeds from insurance financing	103,000	164,000
Net payments to insurance financing	(122,000)	(154,000)
Net cash provided by financing activities	(23,000)	4,000

Net increase in cash equivalents	(103,000)	133,000
Cash equivalents - beginning	410,000	277,000
Cash equivalents - ending	$307,000	$410,000
	-
Supplemental disclosures:
Interest paid	$7,000	$6,000

Tax paid	$-	$-

Insurance contracts financed	$103,000	$164,000

The accompanying notes are an integral part of these consolidated financial statements.

Net Medical Xpress Solutions, Inc.

Notes to Consolidated Financial Statements

NOTE A - ORGANIZATION AND OPERATIONS

Description of Business:

The parent company, Net Medical Xpress Solutions, Inc., derives revenues from the development and marketing of proprietary internet technology-based software. This division encompasses all revenues and costs from the software aspect of the business, including software usage, software hosting and maintenance, and custom programming (customization or modification to the Company’s core software products). The Company also occasionally derives revenue from scanning services and other services such as consulting, training and installation, which would be included in this division.

The Company’s wholly-owned subsidiary, Telerad Service, Inc., operates under the trade names Net Medical Xpress Services, Net Medical Xpress Specialists, and Net Medical Xpress Staffing. Net Medical Xpress Services provides medical diagnostic reading services. All revenues and costs from radiological and cardiological services are included in this division.

Net Medical Xpress Specialists is the clinical division that provides telemedicine services to hospitals and other medical services providers.  The Company currently employs credentialed specialists in the field of neurology, cardiology and critical care, as well as primary care physicians in this division.  The Company facilitates real-time assessment of patients through an examination of the patient via video conferencing, combined with its medical software.  Currently, all revenues and costs for neurology/stroke assessment, behavioral medicine assessments, home health care and critical care are included in this division, as well as revenues and costs for equipment necessary for the customer to initiate the specialist program.

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

Cash and Cash Equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2016, the Company did not have cash and equivalents that exceeded federally insured limits.

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

The Company also estimates an allowance for doubtful accounts, which amounted to $24,000 and $28,000 at December 31, 2016 and 2015, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, for the years ended December 31, 2016 and 2015 totaled $1,000 and $8,000, respectively.

Inventory:

Inventory, which is composed of component parts and finished goods, is valued at cost on a specific identity basis for those items with serial numbers.  The remainder of the inventory is valued at the lower of first-in-first-out (FIFO) cost or market.  On a quarterly basis, management compares the inventory on hand with the Company’s records to determine whether write-downs for excess or obsolete inventory are required.  Write-downs of $0 and $0 for obsolete inventory are included in expenses for 2016 and 2015, respectively.

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

Net Medical Xpress Solutions, Inc.

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill:

The Company accounts for its goodwill in accordance with Accounting Standards Codification (“ASC”) Topic 350-20.  Goodwill is the excess of the purchase price paid over the fair value of the net assets of an acquired business.  Goodwill is tested annually at December 31 for impairment. The annual qualitative or quantitative assessments involve determining an estimate of the fair value of reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill exists. A qualitative assessment evaluates whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step quantitative goodwill impairment test. The first step of a quantitative goodwill impairment test compares the fair value of the reporting unit to its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss may be recognized. The amount of impairment loss is determined by comparing the implied fair value of reporting unit goodwill with the carrying amount. If the carrying amount exceeds the implied fair value then an impairment loss is recognized equal to that excess.

The Company tests its goodwill and other indefinite-lived intangible assets for impairment annually, or, under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment. The Company is required to write down the value of goodwill only when its testing determines the recorded amount of goodwill exceeds the fair value. As of December 31, 2016, the Company determined that its goodwill is impaired and an impairment loss of $80,000 was recorded as of December 31, 2016.

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

The Company calculates the fair value of option grants and warrant issuances utilizing the Black-Scholes pricing model. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant. The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period. In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns. The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

Net Medical Xpress Solutions, Inc.

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation, continued:

During the years ended December 31, 2016 and 2015, the Company recognized stock-based compensation expense totaling $106,000 and $128,000, from the issuance of a total of 450,000 and 0 shares of its common stock to officers, directors, and consultants (See Note H).

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

Net Medical Xpress Solutions, Inc.

Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition, continued:

The Company follows the guidance in FASB ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with FASB ASC Topic 450.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract. At December 31, 2016 and December 31, 2015, there were no custom software development arrangements in progress.

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

Advertising Expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $0 and $0 for the years ended December 31, 2016 and 2015, respectively.

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

Recent Pronouncements:

The Company’s management has reviewed recent accounting pronouncements issued through the date of the issuance of these financial statements. In management’s opinion, no pronouncements apply or will have a material effect on the Company’s consolidated financial statements.

NOTE C - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $15,986,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Net Medical Xpress Solutions, Inc.

Notes to Consolidated Financial Statements

NOTE D - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of December 31, 2016 and 2015 consisted of the following:

	2016	2015
Computers	$499,000	$499,000
Furniture, fixtures and equipment	150,000	150,000
Automobiles	41,000	41,000
Leasehold improvements	20,000	20,000
	710,000	710,000
Accumulated depreciation	(706,000)	(694,000)
	$4,000	$16,000

Depreciation expense for the years ended December 31, 2016 and 2015 was $3,000 and $12,000, respectively. In addition, the Company had $9,000 and $12,000 of depreciation expense that was allocated to direct costs for the years ended December 31, 2016 and 2015, respectively.

NOTE E - LINE OF CREDIT

In September 2015, the Company entered into an agreement with a bank for a line of credit of $100,000. The agreement was renewed in December 2016.  There were no borrowings against the line at December 31, 2016. The line bears interest at 6.0%. This line of credit line has a maturity date of December 27, 2017. This line of credit is secured by 1,451,114 shares of the Company’s stock owned by a director of the Company.

NOTE F - NOTES PAYABLE

Notes Payable - Related Party:

On March 1, 2011, the Company received a $2,000 loan from a director of the Company.  This loan is non-interest bearing and is due on demand.  On May 1, 2012, the Company received a $25,000 loan from a director of the Company. The loan bears interest at 7% per annum with principal and interest payable on or before April 30, 2015. On September 1, 2012, the Company received an $18,000 loan from a director of the Company. The loan bears interest at 7% per annum with principal and interest payable on or before August 31, 2016. During 2016, all loans were extended for one year.  At December 31, 2016 and December 31, 2015, there is approximately $14,000 and $10,000, respectively, in accrued interest included in notes payable - related party related to these notes.

Notes Payable:

During the year ended December 31, 2016, the Company financed an insurance premium in the amount of $103,000. The note bears an interest rate of 4.92%, is payable in monthly principal and interest payments of $11,000 with a maturity date in May 2017. As of December 31, 2016, this notes totaled $21,000. Total interest expense for the year ended December 31, 2016 related to note payable for this insurance premium was approximately $2,000.

Net Medical Xpress Solutions, Inc.

Notes to Consolidated Financial Statements

NOTE G - GOODWILL

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

In accordance with FASB ASC 350, “Intangibles - Goodwill and Other,” the Company performs goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. Based on the estimated fair value of its goodwill at December 31, 2016, the Company determined that there has been impairment of goodwill. As of December 31, 2016 and December 31, 2015, the Company recognized $80,000 and $0 in goodwill impairment, respectively.

In connection with the merger, the Company also entered into two employment agreements with the former holders of MedTel membership interests. Each agreement provides for bonus compensation of 2,000,000 shares of common stock to be earned equally upon attainment of quarterly sales and profitability goals. At December 31, 2016, no additional compensation has been earned.

NOTE H - STOCKHOLDERS’ EQUITY

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

Net Medical Xpress Solutions, Inc.

Notes to Consolidated Financial Statements

NOTE H - STOCKHOLDERS’ EQUITY (CONTINUED)

During the year ended December 31, 2016, the Company effected the following common stock transactions:

The Company effected a 9:1 reverse stock split that became effective June 20, 2016. All share amounts and prices have been retroactively restated.

The Company issued a total of 50,000 shares of the Company’s $0.001 par value common stock to contractors in exchange for services during 2016 valued at $10,000.

The Company issued a total of 200,000 shares of the Company’s $0.001 par value common stock to two officers and directors in exchange for services performed during 2016 valued at $48,000. The Company expensed $48,000 during the year ended December 31, 2016.

The Company issued a total of 200,000 shares of the Company’s $0.001 par value common stock to two outside directors in exchange for services performed during 2016 valued at $48,000. The Company expensed $48,000 during the year ended December 31, 2016.

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

During the year ended December 31, 2016, the Company effected no preferred stock transactions.

Stock Options:

Exercise prices and weighted-average contractual lives of stock options outstanding as of December 31, 2016 and 2015 are as follows:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Number Exercisable
$0.396	55,556	0.16	$0.396	55,556

These shares have no intrinsic value at December 31, 2016.

Net Medical Xpress Solutions, Inc.

Notes to Consolidated Financial Statements

NOTE H - STOCKHOLDERS’ EQUITY (CONTINUED)

Summary of Options Granted and Outstanding:

	For the Years Ended December 31,
	2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	722,222	$0.27	722,222	$0.27
Granted	0	$0.00	0	$0.00
Expired	(666,666)	$0.27	0	$0.00
Exercised	0	$0.00	0	$0.27
Outstanding at end of year	55,556	$0.396	722,222	$0.27

During the years ended December 31, 2016 and December 31, 2015, no options were granted.  There are 666,666 options expired during 2016.

NOTE I - INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of December 31, 2016, the Company had federal net operating loss carry forwards of approximately $12,995,000, which expire in varying amounts between 2021 and 2032. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carry forward.

At December 31, 2016 and 2015, the Company had a federal operating loss carry forward of $12,995,000 and $12,742,000.  Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2016	2015
Deferred tax assets:
Net operating loss carry forward	$3,806,000	$3,796,000
Stock based compensation	88,000	128,000

Total deferred tax assets	3,894,000	3,924,000
Less: Valuation Allowance	(3,894,000)	(3,924,000)

Net Deferred Tax Assets	$--	$--

Net Medical Xpress Solutions, Inc.

Notes to Consolidated Financial Statements

NOTE I - INCOME TAXES (CONTINUED)

The valuation allowance for deferred tax assets as of December 31, 2016 and 2015 was $3,894,000 and $3,924,000, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would be realized as of December 31, 2016 and 2015.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2016	2015

Federal statutory tax rate	(35.0)%	(35.0)%
State taxes, net of federal tax benefit	(5.0)%	(5.0)%
Permanent difference and other	40.0%	40.0%

Effective tax rate	0%	0%

NOTE J - MAJOR CUSTOMERS

During the year ended December 31, 2016, three customers accounted for 36% of the Company’s total revenue. During the year ended December 31, 2015, two customers accounted for 30% of the Company's total revenue.

As of December 31, 2016, balances due from one customer comprised 33% or $93,000 of total accounts receivable.

NOTE K - REPORTABLE SEGMENTS

During 2017, the Company has determined that it only has one business segment - physician services.  All of its product and service offerings are in support of, and integrated with, physician services.  During the past year the lines between previously identified business segments have become increasingly blurred and arbitrary as the Company provides ever more integrated products and services. As a result, discrete financial information for specific segments is not readily available.

The reasons contributing to this determination are:

•

The Company does not market its various physician services separately

•

In all segments, the Company’s physicians provide telemedicine services to its customers

•

The hiring and credentialing process is similar across all segments of telemedicine

•

The type of customer is similar across all segments of telemedicine

•

All of the Company’s physician services are performed over the internet, using its browser-based PACS system

•

The Company now has customers crossing over into multiple telemedicine services

•

There is no separate regulation of specific telemedicine services

Net Medical Xpress Solutions, Inc.

Notes to Consolidated Financial Statements

NOTE L - COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring on January 31, 2020.  The Company also leases office equipment valued at $7,000 expiring in May 2017. Future minimum lease payments as of December 31, 2016 are as follows:

Year	Amount
2017	89,000
2018	90,000
2019	92,000

Rent expense for the years ended December 31, 2016 and 2015 amounted to $88,000 and $86,000, respectively.

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

NOTE M - SUBSEQUENT EVENTS

In January 2017, the Company issued a total of 35,270 shares of the Company’s $0.001 par value common stock to an attorney in settlement of a lawsuit related to the purchase of MedTel Solutions, LLC in July 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two most recent fiscal years, there have been no disagreements with RBSM, LLP, our independent auditor for the years ended December 31, 2016 and 2015, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES

307 - Disclosure controls and procedures:  As of December 31, 2016, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.  Disclosure controls and procedures are defined in Exchange Act Rule 15d-15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, such disclosure controls and procedures were not effective.

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

308(a)(3) - Evaluation of our internal control over financial reporting:  Pursuant to Rule 15d-15 of the Exchange Act, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016.   Based on this evaluation, our management, with the participation of our principal executive and principal financial officers, concluded that our internal control over financial reporting was not effective as of December 31, 2016.  Management has identified the following material weakness in our internal control over financial reporting:

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

308(c) - Changes in internal control over financial reporting:  Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the year ended December 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

We do not have any information required to be disclosed on Form 8-K during the fourth fiscal quarter of 2016 which has not been discloses on Form 8-K. We filed a report on Form 8-K for an event date of November 15, 2016.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors and officers are set forth below. The directors hold office for a one-year term and until their successors are duly elected and qualified. The officers serve at the will of the board of directors, subject to the terms of their employment agreements.

Name	Age	Position	Director Since
Richard F. Govatski	72	Chairman, President and Chief Executive Officer	1999
Teresa B. Dickey	73	Director, Secretary & Treasurer	2002
John E. Handley	55	Director	2003
Frank A. Reidy	75	Director	2005

We do not have a separately designated audit committee, compensation committee or nominating committee.  However, Mr. Handley and Mr. Reidy, both qualify as “audit committee financial experts” because of their education and experience in business and accounting.  Using the definition of independence contained in the NASDAQ listing rules, Mr. Handley and Mr. Reidy are independent directors but neither of them is a lead independent director.  Mr. Govatski and Ms. Dickey are not independent directors.  We have not made determination whether or not leadership structure our board of directors is appropriate given our specific characteristics or circumstances.  Our entire board of directors is expected to participate in our risk oversight.  We have the authority under Nevada law and our bylaws to indemnify our directors and officers against certain liabilities.  We have been informed by the U.S. Securities and Exchange Commission that indemnification against violations of federal securities law is against public policy and therefore unenforceable.

Set forth below is certain biographical information regarding our executive officers and directors.  There are no family relationships between any director, executive officer, or person nominated or chosen by us to become a director or executive officer.

RICHARD GOVATSKI has been our chairman, CEO, and President since 1996.  Mr. Govatski founded Net Medical Xpress Solutions in 1996 after he identified market inefficiencies in how intellectual property owners managed their image assets. Prior to Net Medical Xpress Solutions, Mr. Govatski spent 18 years in systems integration and publishing, both in sales management and software development. Mr. Govatski led the sales teams for Popular Electronics, Computer Shopper, Shutterbug, and MacWeek.   Later he sold numerous solutions for vendors, including Kodak, Apple Computer, and Sun Microsystems. Mr. Govatski also spent several years in systems development as President of Media Publishing Group and built graphic applications for companies including Ferrari Color, Time Magazine, New York Daily News, and Getty Images. He earned a Bachelor of Science degree in Communications from Butler University, located in Indianapolis, Indiana in 1968.

TERESA B. DICKEY has been our Secretary/Treasurer since August 1999 and a director beginning 2002.  From 1988 until 1999 she was employed by Sandia National Laboratory as art director.  Sandia National Laboratory is a U.S. Department of Energy national security laboratory.  In 1964, Ms. Dickey earned her Bachelor of Professional Arts degree from the Art Center College of Design in Pasadena, California.

JOHN E. HANDLEY has been our director since January 2003.  He has been self-employed since September 2002 as a telecommunications consultant.  From August 1987 until August 2002 he was employed, as an associate partner (from September 1997 until August 2000) and as a partner (September 2000 until August 2002), by Accenture LLP, a business and technology consulting and outsourcing company.  He received his Bachelor of Arts degree in Psychology and Business from Roanoke College in 1983.  Thereafter, he earned his Master in Business Administration degree from Virginia Tech in 1987.

FRANK A. REIDY taught micro- and macro-economics as an evening-division adjunct professor for seventeen years. Full-time from 1973 to 1984 he was Chief Accountant for Tecumseh Products Company, Tecumseh, MI.  From 1984 to 1989 he was Director of RETS Institute of Technology, Toledo, OH. From 1989 to 1998 he was the Business Manager for Plaza Medical Laboratory, Bartlesville, OK.  Currently he is the owner of a general construction business in Bartlesville.  He earned a Bachelor of Science degree in Marketing from Oklahoma State University in 1964 and a Master of Arts degree in Economics in 1972 from the University of Toledo, Ohio.

Code of Ethics.

We have not adopted a code of ethics governing the conduct of our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Nomination of Candidates for Directors by Stockholders.

We have not adopted any procedures for nomination of candidates for directors by our stockholders.

Board Meeting Attendance.

Our board held three meetings during 2016. Each of the directors attended all three meetings.

Shareholder Communications.

We have not established any process for security holders to communicate with our board of directors.  Our stockholders are welcome to contact our directors and executive officers individually at any time, subject to the limitations of material non-public information pursuant to Regulation FD.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table.  The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to us, or any of our subsidiaries, for the years ended December 31, 2016, 2015 and 2014.  We did not pay any executive officer more than $100,000 in the last two fiscal years.

Name and Principal Position	Year	Salary	Stock Awards	Total ($)
Richard F. Govatski	2016	$36,000	$24,000	$60,000
President and Chief Executive Officer	2015	$22,000	$27,000	$49,000
Teresa B. Dickey	2016	$35,000	$24,000	$60,000
Chief Financial Officer	2015	$22,000	$27,000	$49,000

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option/Par Values

The following table sets forth certain information regarding stock options granted during fiscal 2012 and held as of December 31, 2016, by Mr. Govatski.

Name	Shares acquired on exercise	Value realized	Number of securities underlying unexercised options at fiscal year-end Exercisable/Unexercisable	Value of unexercised in-the-money options at fiscal year-end (1) Exercisable/Unexercisable
Richard F. Govatski	-0-	N/A	55,556/0	$0/$0 (2)

(1) Value is based on the closing sale price of the Common Stock on December 31, 2016, the last trading day of fiscal 2016 ($0.115), less the applicable option exercise price.

(2) All of these were exercisable at $0.396 per share.

Employment Contracts

During the first quarter of 2013, the Company entered into a new employment agreement with Mr. Govatski whereby agreeing to annual compensation of $30,000 for a term of one year commencing on January 1, 2013.  An increase to $35,000 was approved for 2016. The agreement will automatically renew annually unless terminated by either party.  The non-compete agreement has remained intact and becomes effective only in the event of termination by either party.  It will remain in effect for duration of the contract.

We do not have an employment agreement with Ms. Dickey.

Compensation of Directors

Name	Shares Awards	2016 Total
John Handley	$24,000	$24,000
Frank Reidy	$24,000	$24,000

Directors are permitted to receive fixed fees and other compensation for their services. The Board of Directors has the authority to fix the compensation of directors. During the year ended December 31, 2016, the Board awarded 100,000 shares of our common stock to each Director for services performed during the year ended December 31, 2016. No additional compensation was granted for services as Directors. During 2016, Mr. Govatski and Ms. Dickey agreed to forego compensation as directors and apply the shares originally received as director compensation toward their executive salaries for 2016.

Stock Option and Stock Issuance Plans

Plan	Year	Options Outstanding and Exercisable (#)	Option Expiration Date
Replacement options	2007	55,556	March 2, 2017

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)
Richard F. Govatski	2,840,449 (2)	14.31%
Teresa B. Dickey	1,230,612	6.20%
John Handley	1,486,538	7.49%
Frank Reidy	2,604,456	13.12%
Directors and Executive Officers as a Group (4 Persons)	8,162,055	41.12%

(1) All of the persons are believed to have sole voting and investment power over the shares of common stock listed or share voting and investment power with his or her spouse, except as otherwise provided.  Percentage is based on 19,850,591 shares outstanding as of March 17, 2017.  Percentage includes amounts which the listed beneficial owner has the right to acquire within sixty days.

(2) This number of shares includes options to purchase 55,556 shares.  These options have vested and are currently exercisable. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Govatski.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We did not enter into any transactions with our directors and executive officers in 2016, other than service and employment-based transactions, and none are proposed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for fiscal years ended December 31, 2016 and 2015 by RBSM, LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q were $45,000 and $36,000, respectively.

Audit-related fees

Not applicable

Tax fees

The aggregate fees billed for tax services rendered by Reese Gateley, CPA for tax compliance and tax advice for the fiscal years ended December 31, 2016 and 2015 were $1,000 and $2,000, respectively.

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

3. Exhibits: None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Medical Xpress Solutions, Inc.

Date: April 14, 2017	/s/ Richard F. Govatski
Richard F. Govatski
President, Chief Executive Officer and Chairman of the
Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2017	/s/ Teresa B. Dickey
Teresa B. Dickey, Director, Secretary, Treasurer and
Principal Financial Officer

Date: April 14, 2017	/s/ John Handley
John E. Handley, Director

Date: April 14, 2017	/s/ Frank A. Reidy
Frank A. Reidy, Director