Form 10-Q
period 2017-03-31
Net Medical Xpress Solutions, Inc.
filed 2017-05-15
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

The number of shares outstanding of each of the issuer’s classes of common stock at May 11, 2017 was 19,885,861.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(Beginning on the following page)

Net Medical Xpress Services, Inc.

Condensed Consolidated Balance Sheets

(Rounded to the nearest thousand)

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets

Current assets:
Cash and equivalents	$271,000	$307,000
Accounts receivable, net of allowance of $24,000	336,000	256,000
and $24,000, respectively
Inventory	20,000	20,000
Prepaid expenses and other assets	49,000	70,000
Total current assets	676,000	653,000

Furniture, equipment and improvements, net of accumulated	-	4,000
depreciation of $710,000 and $706,000, respectively
Security deposits	4,000	4,000
Goodwill	159,000	159,000

Total Assets	$839,000	$820,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$382,000	$320,000
Accrued expenses	61,000	63,000
Insurance payable	19,000	21,000
Deferred revenue	1,000	3,000
Capital lease	-	1,000
Note payable - related party	60,000	59,000
Total current liabilities	523,000	467,000

Total liabilities	523,000	467,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized, 0 shares issued and outstanding as of 3/31/17 and 12/31/16, respectively	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 19,885,861 and 19,850,591 shares issued and outstanding as of 3/31/17 and 12/31/16, respectively	20,000	19,000
Paid-in capital	16,302,000	16,299,000
Subscriptions payable	21,000	21,000
Accumulated deficit	(16,027,000)	(15,986,000)
Total stockholders' equity	316,000	353,000

Total Liabilities and Stockholders' Equity	$839,000	$820,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Net Medical Xpress Services, Inc.

Condensed Consolidated Statements of Operations

(Rounded to the nearest thousand)

(Unaudited)

	For the three months ended
	March 31,
	2017	2016

Revenues
Physician services	$731,000	$918,000
Gross revenues	731,000	918,000

Cost of services	542,000	629,000

Gross profit	189,000	289,000

Operating costs and expenses:
General and administrative	204,000	242,000
Depreciation and amortization	2,000	3,000
Research and development	22,000	22,000
Total operating costs and expenses	228,000	267,000

Net operating (loss) income	(39,000)	22,000

Other expense:
Interest expense	(2,000)	(2,000)
Total other expense	(2,000)	(2,000)

Net (loss) income	$(41,000)	$20,000

(Loss) income per share - basic	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic	19,439,865	19,413,608

Weighted average number of common shares outstanding - fully diluted	19,439,865	19,413,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Net Medical Xpress Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Rounded to the nearest thousand)

(Unaudited)

	For the three months ended
	March 31,
	2017	2016

Cash flows from operating activities
Net income	$(41,000)	$20,000
Adjustments to reconcile net income (loss) to
net cash used by operating activities:
Share-based compensation for services	4,000	-
Share-based compensation for services to board members and officers	-	27,000
Depreciation and amortization	2,000	3,000
Depreciation and amortization allocated to cost of goods sold	2,000	2,000
Changes in operating assets and liabilities:
Accounts receivable	(80,000)	(168,000)
Inventory	-	2,000
Prepaid expenses and other assets	21,000	26,000
Accounts payable	62,000	32,000
Accrued expenses	(1,000)	(9,000)
Deferred revenue	(2,000)	(8,000)
Net cash provided (used) by operating activities	(33,000)	(73,000)

Cash flows from investing activities
Acquisition of fixed assets	-	-
Net cash used by investing activities	-	-

Cash flows from financing activities
Repayment of principal under capital lease	(1,000)	(2,000)
Proceeds from line of credit	-	5,000
Net proceeds from insurance financing	22,000	22,000
Net payments to insurance financing	(24,000)	(36,000)
Net cash provided by financing activities	(3,000)	(11,000)

Net increase in cash equivalents	(36,000)	(84,000)
Cash equivalents - beginning	307,000	410,000
Cash equivalents - ending	$271,000	$326,000

Supplemental disclosures:
Interest paid	$1,000	$1,000

Tax paid	$-	$-

Insurance contracts financed	$22,000	$22,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2016 and notes thereto included in the Company's Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

Cash and Cash Equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At March 31, 2017 and December 31, 2016, the Company did not have cash and equivalents that exceeded federally insured limits.

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

Net Medical Xpress Solutions, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Trade Accounts Receivable, cont’d:

The Company also estimates an allowance for doubtful accounts, which amounted to $24,000 and $24,000 at March 31, 2017 and December 31, 2016, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, for the three months ended March 31, 2017 and 2016 totaled $0 and $0, respectively.

Inventory:

Inventory, which is composed of component parts and finished goods, is valued at cost on a specific identity basis for those items with serial numbers.  The remainder of the inventory is valued at the lower of first-in-first-out (FIFO) cost or market.  On a quarterly basis, management compares the inventory on hand with the Company’s records to determine whether write-downs for excess or obsolete inventory are required.  Write-downs of $0 and $0 for obsolete inventory are included in expenses for March 31, 2017 and December 31, 2016, respectively.

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

Long-Lived Assets:

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company determined that none of its long-term assets at March 31, 2017 or December 31, 2016 were impaired.

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

The Company tests its goodwill and other indefinite-lived intangible assets for impairment annually, or, under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment.  The Company is required to write down the value of goodwill only when its testing determines the recorded amount of goodwill exceeds the fair value.  At December 31, 2016, the Company determined that its goodwill was impaired and an impairment loss of $80,000 was recorded as of December 31, 2016.  As of March 31, 2017, there was no additional impairment of goodwill.

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

Net Medical Xpress Solutions, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation, cont’d:

During the three months ended March 31, 2017 and 2016, the Company recognized stock-based compensation expense totaling $0 and $27,000, from the issuance of a total of 0 and 0 shares of its common stock to officers, directors, and consultants (See Note G).

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

Net Medical Xpress Solutions, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition, cont’d:

The Company follows the guidance in FASB ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with FASB ASC Topic 450.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At March 31, 2017 and March 31, 2016, there were no custom software development arrangements in progress.

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

Advertising Expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $0 and $0 for the three months ended March 31, 2017 and 2016, respectively.

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

The Company’s financial instruments consist of cash, accounts receivable, inventory, prepaid expenses, deposits, other assets, accounts payable, accrued expenses, deferred revenue, capital leases and notes payable. The recorded values of cash, accounts receivable, inventory, prepaid expenses, and accounts payable approximate fair values due to the short maturities of such instruments.  Recorded values for notes payable and related liabilities approximate fair values, since their stated or imputed interest rates are commensurate with prevailing market rates for similar obligations.

Reclassifications:

Certain reclassifications have been made in the prior period’s financial statements to conform to classifications used in the current period.

Recent Pronouncements:

The Company’s management has reviewed recent accounting pronouncements issued through the date of the issuance of these financial statements. In management’s opinion, no pronouncements apply or will have a material effect on the Company’s condensed consolidated financial statements.

Net Medical Xpress Solutions, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE C - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $16,027,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE D - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
Computers	$499,000	$499,000
Furniture, fixtures and equipment	150,000	150,000
Automobiles	41,000	41,000
Leasehold improvements	20,000	20,000
	710,000	710,000
Accumulated depreciation	(710,000)	(706,000)
	$0	$4,000

Depreciation expense for the three months ended March 31, 2017 and 2016 was $2,000 and $3,000, respectively.  In addition, the Company had $2,000 and $2,000 of depreciation expense that was allocated to direct costs for the years ended March 31, 2017 and 2016, respectively.

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

In accordance with FASB ASC 350, “Intangibles - Goodwill and Other,” the Company performs goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. Based on the estimated fair value of its goodwill at December 31, 2016, the Company determined that there was impairment of goodwill and recognized $80,000 in goodwill impairment.  As of March 31, 2017 and December 31, 2016, the company recognized $0 and $0 in goodwill impairment, respectively.

In connection with the merger, the Company also entered into two employment agreements with the former holders of MedTel membership interests. Each agreement provides for bonus compensation of 2,000,000 shares of common stock to be earned equally upon attainment of quarterly sales and profitability goals. At March 31, 2017 and December 31, 2016, no additional compensation has been earned.

NOTE G - CAPITAL TRANSACTIONS

Common stock:

During the three-month period ended March 31, 2017, the Company effected the following stock transactions:

The Company issued a total of 35,270 shares of the Company’s $0.001 par value common stock to an attorney in settlement of a suit during 2016 valued at $4,000.

There are no stock options outstanding as of March 31, 2017.

Net Medical Xpress Solutions, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE G - CAPITAL TRANSACTIONS (CONTINUED)

Summary of Options Granted and Outstanding:

	For the Three Months Ended March 31, 2017		For the Year Ended December 31, 2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of period	55,556	$0.396	722,222	$0.27
Granted	0	$0.00	0	$0.00
Expired	(55,556)	$0.396	(666,666)	$0.27
Exercised	0	$0.00	0	$0.00
Outstanding at end of period	0	$0.00	55,556	$0.396

NOTE H - MAJOR CUSTOMERS

During the three-month period ended March 31, 2017, two customers accounted for 32% or approximately $236,000 of the Company's revenue.

As of March 31, 2017, balances due from one customer comprised 12% or approximately $45,000 of total accounts receivable.  As of March 31, 2016, balances due from one customer comprised 25% or approximately $158,000 of total accounts receivable.

NOTE I - COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring on January 31, 2020.  The Company also leases office equipment valued at $7,000 expiring in May 2017.  Future minimum lease payments as of March 31, 2017, are as follows:

Year	Amount
2017	$66,000
2018	$90,000
2019	$92,000

Rent expense for the three months ended March 31, 2017 and 2016 amounted to $30,000 and $22,000, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

OVERVIEW

We provide wide-ranging and unique solutions for the rapidly expanding multi-billion-dollar telemedicine industry.  We recruit and maintain an extensive cadre of telemedicine physicians that we provide to the industry, together with highly proprietary software that links electronic medical records while facilitating state-of-the-art conferencing and communications.  We also offer a call center, unique hardware implementations, staffing and recruiting operations, diagnostic and clinical services, and advanced software research and development capabilities.  All of these product and service offerings are in support of, and integrated with, our physician services revenues.

We are participating in a $15.1 million federal grant with the University of New Mexico Health Science Center to establish a statewide 30 hospital telemedicine network to support critical cerebral emergency support services.  The grant was awarded by the Center for Medicare and Medicaid Services (CMS) to help CMS study the impact of providing telemedicine for critical care services in rural areas. The project calls for the University to form a statewide 30-hospital telehealth system (THS) in conjunction with the Company during a three-year period. The program will provide remote emergency neurological consultations using our video conferencing equipment and telemedicine management services. The added goal of the model is to maintain patient care in the local facility without needing patient transport to tertiary care hospitals when non-operative care is appropriate.

RESULTS OF OPERATIONS

TOTAL REVENUES:

For the Three Months Ended March 31,

2017	2016	Increase (Decrease)	Percent Inc (Dec)
$731,000	$918,000	$(187,000)	(20.4)%

These changes are primarily a result of the following factors:

•

Radiology and cardiology services decreased by approximately $50,000 during the first quarter of 2017 as compared to the first quarter of 2016.  Approximately 70% of the decrease is due to the loss of several customers.  The remaining decrease is due to volume decreases with existing customers.  The loss of customers is mainly due to price competition.

•

Neurological and behavioral services decreased by approximately $90,000 during the first quarter of 2017 as compared to the first quarter of 2016.  All of this decrease is due to a progress billing of $100,000 for the grant described above during the first quarter of 2016 as compared to none during the first quarter of 2017.

•

Recruiting and staffing services decreased by approximately $19,000 during the first quarter of 2017 as compared to the first quarter of 2016.  This decrease is due to decreased volume of consults from one customer.

COST OF SERVICES:

For the Three Months Ended March 31,

2017	2016	Increase (Decrease)	Percent Inc (Dec)
$542,000	$629,000	$(87,000)	(13.8)%

Approximately eighty percent of the cost of services for the first three months of 2017 and 2016 are directly related to revenues.  Therefore, the majority of the decrease in cost of services for the first quarter of 2017 as compared to the first quarter of 2016 is due to the same factors discussed in revenues above.  These costs consist of radiologist fees, cardiologist fees, neurologist fees, professional credentialing, professional licenses, professional liability insurance costs, and costs of hardware associated with the specialists program.

GENERAL AND ADMINISTRATIVE EXPENSES:

For the Three Months Ended March 31,

2017	2016	Increase (Decrease)	Percent Inc (Dec)
$204,000	$242,000	$(38,000)	(15.7)%

The decrease in general and administrative expenses for the first quarter of 2017 as compared to the first quarter of 2016 is primarily due to two factors:

•

Approximately $25,000 is the result of no fees for the Board of Directors for the first quarter of  2017

•

Approximately $19,000 is the result of no marketing expenses for the first quarter of 2017

RESEARCH AND DEVELOPMENT COSTS:

For the Three Months Ended March 31,

2017	2016	Increase (Decrease)	Percent Inc (Dec)
$22,000	$22,000	$0	0.0%

During the first three months of 2017 and 2016, approximately 90% of our research and development costs were related to staffing.  In the software industry, it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software.  We anticipate research and development costs during 2017 will continue to focus on the development and expansion of our software and our physician services.  As a result, these costs will likely remain steady during 2017.

DEPRECIATION:

For the Three Months Ended March 31,

2017	2016	Increase (Decrease)	Percent Inc (Dec)
$2,000	$3,000	$(1,000)	(33.3)%

We expect depreciation to decrease slightly during 2017 as assets are fully depreciated.  We have no plans for any significant fixed asset purchases at this time.

OTHER EXPENSE:

For the Three Months Ended March 31,

	2017	2016	Increase (Decrease)	Percent Inc (Dec)
Interest expense	$2,000	$2,000	$0	0%

We don’t anticipate significant changes in this category during 2017.

We believe gross profit is our key indicator of operating progress.  Our operations generated the following gross profit, rounded to the nearest 1,000, during the first three months of 2017 and 2016:

	2017	2016
Revenue	$ 731,000	$ 918,000

Direct costs	542,000	629,000

Gross profit	$ 189,000	$ 289,000

Gross Profit Percent	26%	31%

Our gross profit percentage was higher than normal in 2016 due to approximately $100,000 in revenue that had no associated direct costs.  Although our gross profit percentage during the first quarter of 2017 was adequate, the volume of sales was not sufficient to cover the remaining expenses after the direct costs were deducted. In order to reach our goal of ongoing profitability, our main priority is to increase revenues while maintaining the current gross profit percentage.

We estimate that our general and administrative expenses will be approximately $200,000 to $225,000 per quarter during 2017.

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

At March 31, 2017, we had a working capital surplus of $153,000 as opposed to a working capital surplus of $186,000 at the beginning of the period, a decrease of $33,000.  This decrease is due to a combination of factors.  The primary factors are:  A decrease of $36,000 in available cash, an increase in accounts receivable of $80,000, and an increase in accounts payable of $62,000.  We may continue to sell equity securities and incur debt if our liquidity proves insufficient to meet our operating needs and facilitate growth and expansion of our services during 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

307 - Disclosure controls and procedures:  As of March 31, 2017, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.  Disclosure controls and procedures are defined in Exchange Act Rule 15d-15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, such disclosure controls and procedures were not effective.  The primary reasons for management’s conclusions are that we did not have a plan in place for implementing controls and procedures and insufficient personnel to implement checks and balances.  We believe that we will not have sufficient funds available to develop a plan in the foreseeable future.  We do not anticipate that our business will need sufficient personnel in the foreseeable future that are needed to implement checks and balances.

308(b) - Changes in internal control over financial reporting:  Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect this control.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

We do not believe we have experienced any material changes in our risk factors subsequent to our last annual report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about our unregistered sales of common stock during the three months ended March 31, 2017:

Class of Purchaser	Aggregate Number of Shares
Attorney	35,270

(1) We issued these shares as settlement of a lawsuit valued at $5,000.

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

NET MEDICAL XPRESS SOLUTIONS, INC.

Date: May 15, 2017	By /s/ Richard F. Govatski
Richard F. Govatski, President (Principal
Executive Officer)

Date: May 15, 2017	By /s/ Teresa B. Dickey
Teresa B. Dickey, Treasurer (Principal
Financial Officer)