Form 10-Q
period 2017-06-30
Net Medical Xpress Solutions, Inc.
filed 2017-08-14
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares outstanding of each of the issuer’s classes of common stock at August 11, 2017 was 19,885,861.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(Beginning on the following page)

Net Medical Xpress Solutions, Inc.

Condensed Consolidated Balance Sheets

(Rounded to the nearest thousand)

	June 30,	December 31,
	2017	2016
	(Unaudited)

Assets

Current assets:
Cash and equivalents	$265,000	$307,000
Accounts receivable, net of allowance of $24,000 and $24,000, respectively	246,000	256,000
Inventory	18,000	20,000
Prepaid expenses and other assets	126,000	70,000
Total current assets	655,000	653,000

Furniture, equipment and improvements, net of accumulated depreciation of $708,000 and $706,000, respectively	2,000	4,000
Security deposits	4,000	4,000
Goodwill	159,000	159,000

Total Assets	$820,000	$820,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$355,000	$320,000
Accrued expenses	63,000	63,000
Insurance payable	92,000	21,000
Deferred revenue	-	3,000
Capital lease	-	1,000
Notes payable - related party	60,000	59,000
Total current liabilities	570,000	467,000

Total liabilities	570,000	467,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized, 0 shares issued and outstanding, as of 6/30/17 and 12/31/16 respectively	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 19,885,861 and 19,850,591 shares issued and outstanding as of 6/30/17 and 12/31/16, respectively	20,000	19,000
Paid-in capital	16,302,000	16,299,000
Subscriptions payable	21,000	21,000
Accumulated deficit	(16,093,000)	(15,986,000)
Total stockholders' equity (deficit)	250,000	353,000

Total Liabilities and Stockholders' Equity	$820,000	$820,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Net Medical Xpress Solutions, Inc.

Condensed Consolidated Statements of Operations

(Rounded to the nearest thousand)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Physician Services	$666,000	$827,000	$1,398,000	$1,745,000
Gross revenues	666,000	827,000	1,398,000	1,745,000

Cost of services	493,000	643,000	1,036,000	1,272,000

Gross profit	173,000	184,000	362,000	473,000

Operating costs and expenses:
General and administrative	214,000	263,000	418,000	505,000
Depreciation and amortization	-	2,000	3,000	5,000
Research and development	22,000	13,000	44,000	35,000
Total operating costs and expenses	236,000	278,000	465,000	545,000

Net operating loss	(63,000)	(94,000)	(103,000)	(72,000)

Other expense:
Interest expense	(3,000)	(3,000)	(4,000)	(5,000)
Total other expense	(3,000)	(3,000)	(4,000)	(5,000)

Net loss	$(66,000)	$(97,000)	$(107,000)	$(77,000)

Income (loss) per share - basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Income (loss) per share - diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic weighted average common shares outstanding	19,444,396	19,413,608	19,444,396	19,413,608
Diluted weighted average common shares outstanding	19,444,396	19,413,608	19,444,396	19,413,608

The accompanying notes are an integral part of these unaudited condensed financial statements.

Net Medical Xpress Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(Rounded to the nearest thousand)

(Unaudited)

	For the six months ended
	June 30,
	2017	2016

Cash flows from operating activities
Net loss	$(107,000)	$(77,000)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services to board members and officers	-	54,000
Common stock issued for services	4,000	-
Depreciation and amortization	2,000	5,000
Depreciation and amortization allocated to cost of goods sold	-	5,000
Changes in operating assets and liabilities:
Accounts receivable	10,000	(59,000)
Inventory	2,000	7,000
Prepaid expenses and other assets	(56,000)	(70,000)
Accounts payable	35,000	46,000
Line of credit	-	4,000
Accrued expenses	1,000	4,000
Deferred revenue	(3,000)	(8,000)
Net cash used by operating activities	(112,000)	(89,000)

Cash flows provided by financing activities
Repayment of principal under capital lease	(1,000)	(4,000)
Proceeds from notes payable - related party	-	2,000
Net proceeds from insurance financing	144,000	160,000
Net payments to insurance financing	(73,000)	(92,000)
Net cash provided by financing activities	70,000	66,000

Net increase in cash equivalents	(42,000)	(23,000)
Cash equivalents - beginning	307,000	410,000
Cash equivalents - ending	$265,000	$387,000

Supplemental disclosures:
Interest paid	$3,000	$5,000

Tax paid	$-	$-

Insurance contracts financed	$144,000	$160,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

Cash and Cash Equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At June 30, 2017 and December 31, 2016, the Company did not have cash and equivalents that exceeded federally insured limits.

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

Net Medical Xpress Solutions, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Trade Accounts Receivable, cont’d:

The Company also estimates an allowance for doubtful accounts, which amounted to $24,000 and $24,000 at June 30, 2017 and December 31, 2016, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency.  Charge-offs, net of recoveries, for the six months ended June 30, 2017 and 2016 totaled $0 and $0, respectively.

Inventory:

Inventory, which is composed of component parts and finished goods, is valued at cost on a specific identity basis for those items with serial numbers.  The remainder of the inventory is valued at the lower of first-in-first-out (FIFO) cost or market.  On a quarterly basis, management compares the inventory on hand with the Company’s records to determine whether write-downs for excess or obsolete inventory are required.  Write-downs of $0 and $0 for obsolete inventory are included in expenses for June 30, 2017 and December 31, 2016, respectively.

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

Long-Lived Assets:

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company determined that none of its long-term assets at June 30, 2017 or December 31, 2016 were impaired.

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

The Company tests its goodwill and other indefinite-lived intangible assets for impairment annually, or, under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment.  The Company is required to write down the value of goodwill only when its testing determines the recorded amount of goodwill exceeds the fair value.  At December 31, 2016, the Company determined that its goodwill was impaired and an impairment loss of $80,000 was recorded as of December 31, 2016.  As of June 30, 2017, there was no additional impairment of goodwill.

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

Net Medical Xpress Solutions, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation, cont’d:

During the six months ended June 30, 2017 and 2016, the Company recognized stock-based compensation expense totaling $0 and $0, from the issuance of a total of 0 and 0 shares of its common stock to officers, directors, and consultants.

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

Net Medical Xpress Solutions, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition, cont’d:

The Company follows the guidance in FASB ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with FASB ASC Topic 450.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At June 30, 2017 and June 30, 2016, there were no custom software development arrangements in progress.

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

Advertising Expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $0 and $0 for the six months ended June 30, 2017 and 2016, respectively.

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

The Company’s financial instruments consist of cash, accounts receivable, prepaid expenses, deposits, other assets, accounts payable, accrued expenses, deferred revenue, capital leases and notes payable. The recorded values of cash, accounts receivable, prepaid expenses, and accounts payable approximate fair values due to the short maturities of such instruments.  Recorded values for notes payable and related liabilities approximate fair values, since their stated or imputed interest rates are commensurate with prevailing market rates for similar obligations.

Recent Pronouncements:

The Company’s management has reviewed recent accounting pronouncements issued through the date of the issuance of these financial statements. In management’s opinion, no pronouncements apply or will have a material effect on the Company’s condensed consolidated financial statements.

NOTE C - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $16,093,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Net Medical Xpress Solutions, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE D - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
Computers	$499,000	$499,000
Furniture, fixtures and equipment	150,000	150,000
Automobiles	41,000	41,000
Leasehold improvements	20,000	20,000
	710,000	710,000
Accumulated depreciation	(708,000)	(706,000)
	$2,000	$4,000

Depreciation expense for the three months ended June 30, 2017 and 2016 was $0 and $2,000, respectively.  Depreciation expense for the six months ended June 30, 2017 and 2016 was $3,000 and $5,000, respectively.  In addition, the Company had $0 and $5,000 of depreciation expense that was allocated to direct costs for the six months ended June 30, 2017 and 2016, respectively.

NOTE E - LINE OF CREDIT

In September 2015, the Company entered into an agreement with a bank for a line of credit of $100,000. The agreement was renewed in December 2016.  There were no borrowings against the line at June 30, 2017. The line bears interest at 6.0%. This line of credit line has a maturity date of December 27, 2017. This line of credit is secured by 1,451,114 shares of the Company’s stock owned by a director of the Company.

NOTE F - NOTES PAYABLE

Notes Payable - Related Party:

On March 1, 2011, the Company received a $2,000 loan from a director of the Company.  This loan is non-interest bearing and is due on demand.  On May 1, 2012, the Company received a $25,000 loan from a director of the Company. The loan bears interest at 7% per annum with principal and interest payable on or before April 30, 2015. On September 1, 2012, the Company received an $18,000 loan from a director of the Company.  The loan bears interest at 7% per annum with principal and interest payable on or before August 31, 2016.  During 2016, all loans were extended for one year.  At June 30, 2017 and December 31, 2016, there is approximately $15,000 and $14,000, respectively, in accrued interest included in notes payable - related party related to these notes.

Notes Payable:

During the six months ended June 30, 2017, the Company financed an insurance premium in the amount of $99,000. The note bears an interest rate of 6.80%, is payable in monthly principal and interest payments of $10,000 with a maturity date in February 2018. As of June 30, 2017, this note totaled $79,000.  Total interest expense for the six months ended June 30, 2017 related to note payable for this insurance premium was approximately $1,000.

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

In accordance with FASB ASC 350, “Intangibles - Goodwill and Other,” the Company performs goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. Based on the estimated fair value of its goodwill at December 31, 2016, the Company determined that there was impairment of goodwill and recognized $80,000 in goodwill impairment.  As of June 30, 2017, no additional impairment has been recognized.

In connection with the merger, the Company also entered into two employment agreements with the former holders of MedTel membership interests. Each agreement provides for bonus compensation of 2,000,000 shares of common stock to be earned equally upon attainment of quarterly sales and profitability goals. At June 30, 2017 and December 31, 2016, no additional compensation has been earned.

NOTE H - CAPITAL TRANSACTIONS

Common stock:

During the six-month period ended June 30, 2017, the Company effected the following stock transactions:

The Company issued a total of 35,270 shares of the Company’s $0.001 par value common stock to an attorney in settlement of a suit during 2016 valued at $4,000.

There are no stock options outstanding as of June 30, 2017.

Net Medical Xpress Solutions, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE H - CAPITAL TRANSACTIONS (CONTINUED)

Summary of Options Granted and Outstanding:

	For the Six Months Ended June 30, 2017		For the Year Ended December 31, 2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of period	55,556	$0.396	722,222	$0.27
Granted	0	$0.00	0	$0.00
Expired	(55,556)	$0.396	(666,666)	$0.27
Exercised	0	$0.00	0	$0.00
Outstanding at end of period	0	$0.00	55,556	$0.396

NOTE I - MAJOR CUSTOMERS

During the six-month period ended June 30, 2017, two customers accounted for 32% or approximately $453,000 of the Company's revenue.

As of June 30, 2017, balances due from one customer comprised 11% or approximately $31,000 of total accounts receivable.  As of December 31, 2016, balances due from one customer comprised 33% or approximately $93,000 of total accounts receivable.

NOTE J - COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring on January 31, 2020.  Future minimum lease payments as of June 30, 2017, are as follows:

Year	Amount
2017	$44,000
2018	$90,000
2019	$92,000

Rent expense for the three months ended June 30, 2017 and 2016 amounted to $22,000 and $22,000, respectively.  Rent expense for the six months ended June 30, 2017 and 2016 amounted to $52,000 and $44,000, respectively.

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

RESULTS OF OPERATIONS

TOTAL REVENUES:

For the Three Months Ended June 30,

2017	2016	Increase (Decrease)	Percent Inc (Dec)
$666,000	$827,000	$(161,000)	(19.5)%

For the Six Months Ended June 30,

2017	2016	Increase (Decrease)	Percent Inc (Dec)
$1,398,000	$1,745,000	$(347,000)	(19.9)%

These changes are primarily a result of the following factors:

•

Radiology and cardiology services decreased by approximately $120,000 during the first half of 2017 as compared to the first half of 2016. Approximately 70% of the decrease is due to the loss of several customers. The remaining decrease is due to volume decreases with existing customers. The loss of customers is mainly due to price competition.

•

Neurological and behavioral services decreased by approximately $179,000 during the first half of 2017 as compared to the first half of 2016. This decrease is due to a combination of factors: approximately $100,000 of the decrease is due to a progress billing for the grant described above during the first half of 2016 with none during 2017; approximately $111,000 is due to the purchase of stroke assessment equipment by a customer associated with the grant  during the first half of 2016 with none during 2017; approximately $70,000 of the decrease is due to the loss of one customer; however, revenues from the remaining customers increased by approximately $100,000.

•

Recruiting and staffing services decreased by approximately $17,000 during the first half of 2017 as compared to the first half of 2016.  This decrease is due to the loss of one customer and decreased volume of consults by our other customers.

•

Software usage for diagnostic reports decreased by approximately $27,000 during the first half of 2017 as compared to the first half of 2016.  This decrease is due to the loss of several customers.

COST OF SERVICES:

For the Three Months Ended June 30,

2017	2016	Increase (Decrease)	Percent Inc (Dec)
$493,000	$643,000	$(150,000)	(23.2)%

For the Six Months Ended June 30,

2017	2016	Increase (Decrease)	Percent Inc (Dec)
$1,036,000	$1,272,000	$(236,000)	(18.6)%

Approximately eighty percent of the cost of services for the first six months of 2017 and 2016 are directly related to revenues.  Therefore, almost all of the decrease in cost of services for the first half of 2017 as compared to the first half of 2016 is due to the same factors discussed in revenues above.  These costs consist of radiologist fees, cardiologist fees, neurologist fees, professional credentialing, professional licenses, professional liability insurance costs, and costs of hardware associated with the specialists program.

GENERAL AND ADMINISTRATIVE EXPENSES:

For the Three Months Ended June 30,

2017	2016	Increase (Decrease)	Percent Inc (Dec)
$214,000	$263,000	$(49,000)	(18.6)%

For the Six Months Ended June 30,

2017	2016	Increase (Decrease)	Percent Inc (Dec)
$418,000	$505,000	$(87,000)	(17.2)%

The decrease in general and administrative expenses for the first half of 2017 as compared to the first half of 2016 is primarily due to two factors:

•

Approximately $50,000 is the result of no fees for the Board of Directors for the first half of 2017

•

Approximately $25,000 is the result of no marketing expenses for the first half of 2017

RESEARCH AND DEVELOPMENT COSTS:

For the Three Months Ended June 30,

2017	2016	Increase (Decrease)	Percent Inc (Dec)
$22,000	$13,000	$9,000	69.2%

For the Six Months Ended June 30,

2017	2016	Increase (Decrease)	Percent Inc (Dec)
$44,000	$35,000	$9,000	25.7%

This increase is due to additional programming services during the first half of 2017.  During the first six months of 2017 and 2016, approximately 90% of our research and development costs were related to staffing.  In the software industry, it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software.  We anticipate research and development costs during 2017 will continue to focus on the development and expansion of our software and our physician services. As a result, these costs will likely remain steady during 2017.

DEPRECIATION:

For the Three Months Ended June 30,

2017	2016	Increase (Decrease)	Percent Inc (Dec)
$0	$2,000	$(2,000)	(100.0)%

For the Six Months Ended June 30,

2017	2016	Increase (Decrease)	Percent Inc (Dec)
$3,000	$5,000	$(2,000)	(40.0)%

We expect depreciation to decrease slightly during 2017 as assets are fully depreciated.  We have no plans for any significant fixed asset purchases at this time.

OTHER EXPENSE:

For the Three Months Ended June 30,

	2017	2016	Increase (Decrease)	Percent Inc (Dec)
Interest expense	$3,000	$3,000	$0	0%

For the Six Months Ended June 30,

	2017	2016	Increase (Decrease)	Percent Inc (Dec)
Interest expense	$4,000	$5,000	$(1,000)	(20.0)%

We don’t anticipate significant changes in this category during 2017.

We believe gross profit is our key indicator of operating progress.  Our operations generated the following gross profit, rounded to the nearest 1,000, during the first six months of 2017 and 2016:

	2017	2016
Revenue	$1,398,000	$1,745,000

Direct costs	1,036,000	1,272,000

Gross profit	$362,000	$473,000

Gross Profit Percent	26%	27%

Although our gross profit percentage during the first half of 2017 and 2016 was adequate, the volume of sales was not sufficient to cover the remaining expenses after the direct costs were deducted.  In order to reach our goal of ongoing profitability, our main priority is to increase revenues while maintaining the current gross profit percentage.

We estimate that our general and administrative expenses will be approximately $200,000 to $225,000 per quarter during 2017.

LETTER TO NET MEDICAL XPRESS SHAREHOLDERS

Telemedicine in 2017 is taking a sharp turn upward increasingly impacting America’s medical landscape.

Net Medical Xpress believes it is a major beneficiary of this powerful dynamic and, frankly, it couldn’t come at a better time for our company. Over the past decade, the market for radiology services, which has been our primary business segment, has become a saturated, low margin commodity business. Pricing pressures have caused us to lose customers so we are aggressively redirecting our efforts to higher margin telemedicine related businesses.

As a result, near term over the next few quarters our top end revenue are expected to be lower as we work to build our bottom line with stronger margins that we believe will provide us with better returns from higher priced products. You can expect to see the composite makeup of our activities shift from a focus on teleradiology to multiple modalities and a growing partnership model serving the telemedicine market.

Our important partnership with the University of New Mexico (UNM) is expanding. Initially, we provided their hospital network with neurology and neuro surgery telemedicine services. Today we are working with the University’s Center for Telehealth to enhance coverage in critical care and “Child Ready”, a pediatric emergency medical service for rural hospitals in New Mexico, Washington, Wyoming, Minnesota and Oklahoma designed to reduce child mortality. This is an important step in our being totally integrated by providing technology for many of UNM’s telemedicine programs including cardiology, diabetes management, dermatology, burn care, psychiatry, palliative care, wound care, obstetrics and primary care for in-patients as well as ambulatory and clinical patients.

We are preparing to deploy new clinical software to provide reassurance to patients recovering from stroke and dealing with other neurological conditions. The goal is for a rural hospital’s providers to be able to assure patients that a return trip to the emergency room may not be necessary after being discharged. Doctors will visit via telemedicine with patients as they recover at home. This is important medically for the patients and financially for the insurance companies and the hospitals.

Here’s why it is so important. For one of our hospitals in Gallup, NM, the transfer of a patient to a Level 1 trauma center is a minimum of two hours in any direction.  The cost to a patient to be transferred is shared by insurance companies, state government and the patient. Out of a $54,500 helicopter transportation cost, the patient is billed $6,500. Elimination of just these kinds of transfer costs represents savings of millions of dollars. So far with our program, the transfer rate for hospitals in the program has dropped to 10% on average with 88% of the patients retained in the local facility, also helping the finances of the local hospital. Thus telemedicine is the only way for many rural hospitals like Gallup to retain their patients without the risk of closing their doors.

In 2014, UNM received a CMS (Center for Medicare and Medicaid) grant of $15 million for a program called ACCESS (Access to Critical Cerebral Emergency Support Services). Net Medical was selected as the technical provider partner to install a network of low cost, high definition cameras and audiovisual conferencing equipment in emergency rooms throughout the New Mexico.  The equipment allows UNM neurosurgeons and Net Medical neurologists to provide real time, face-to-face consultation via the Internet between doctors, patients and their families who live in areas traditionally lacking access to this level of specialized care. Net Medical is now on target to provide over 30 hospitals with neurological coverage through ACCESS and the “Child Ready” program.

At the annual ACCESS meeting with hospital administrators and personnel from around New Mexico, CEO Rod M. Schumacher of Eastern New Mexico Medical Center in Roswell told the group that in 2013 prior to telemedicine the transfer rate was close to 50% of the patients who were expected to require Level 1 trauma services like those provided by the UNM Hospital in Albuquerque. With the implementation of ACCESS, the Medical Center was able to retain significantly more patients, positively impacting the patient, the families and the hospital’s bottom line. With ACCESS, the number of neurological presentations has grown substantially, in part because the community now knows that the hospital can handle neurological emergencies. With the number of neurological cases approaching 500 a year, the transfer rate is down to 8%.

It is also gratifying to see that the life-saving blood clot drug known as tPA has shown an increase in usage from 2% in New Mexico rural hospitals prior to the ACCESS program to 16%; well above the national average, thus saving hundreds of lives. Needless to say, Net Medical is proud to be part of this service with UNM.

Net Medical has now partnered with Medtech Global, Consova and Manage My Health USA in developing a national program for Nephrology. This program gets underway in October 2017 and is expected to reach 112 hospitals in multiple states. This multi-year program will be the largest project to date for this modality. Managed in Denver, the program will use our Telemed Building Blocks software and Telemedicine Video Conferencing systems.

One of our most potentially rewarding new programs is our contract with the Veterans Adminstration in 38 states to help providers assess service members and veterans in determining federally available benefits for injuries or conditions developed while on active duty or in retirement. This program will be run by our Huntsville, AL office. We have started signing telemedicine providers for training needed to provide this service. To date we are in contract negotiations with over 160 providers in 56 VA locations.

We also are developing a program for a very large East Coast university for its unique sleep management program. This program will be expanding from the initial startup project that has been ongoing since 2014.

Meanwhile, our staffing and recruiting division is growing. We offer programs for companies providing D-M-E (Durable Medical Equipment), cancer screening and primary care services. Several new companies have signed with Net Medical to not only contract with our providers but to utilize the Net Medical Telemed Building Blocks and Telemedicine Video Conferencing systems.

So while our teleradiology services will continue with our remaining customers, we do not anticipate any growth in this sector. We believe our growing strength is serving the rural hospital market, leading the way to provide top of the line medical coverage to the most needy in our rural communities. The near-term impact for Net Medical Xpress is expected to be smaller top end revenue but a stronger bottom line.

My thanks for your support. I am also thankful for all the dedicated people at Net Medical Xpress who are working hard to build a successful company in the telemedicine era.

Dick Govatski

CEO

Net Medical Xpress

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

At June 30, 2017, we had a working capital surplus of $85,000 as opposed to a working capital surplus of $186,000 at the beginning of the period, a decrease of $101,000.  This decrease is due to a combination of factors.  The primary factors are:  A decrease of $42,000 in available cash, an increase in prepaid expenses of $56,000, and an increase in accounts payable, including insurance payable, of $106,000.  We may continue to sell equity securities and incur debt if our liquidity proves insufficient to meet our operating needs and facilitate growth and expansion of our services during 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

307 - Disclosure controls and procedures:  As of June 30, 2017, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers. Disclosure controls and procedures are defined in Exchange Act Rule 15d-15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, such disclosure controls and procedures were not effective.  The primary reasons for management’s conclusions are that we did not have a plan in place for implementing controls and procedures and insufficient personnel to implement checks and balances. We believe that we will not have sufficient funds available to develop a plan in the foreseeable future. We do not anticipate that our business will need sufficient personnel in the foreseeable future that are needed to implement checks and balances.

308(b) - Changes in internal control over financial reporting:  Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect this control.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

We do not believe we have experienced any material changes in our risk factors subsequent to our last annual report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about our unregistered sales of common stock during the six months ended June 30, 2017:

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

NET MEDICAL XPRESS SOLUTIONS, INC.

Date: August 14, 2017	By /s/ Richard F. Govatski
Richard F. Govatski, President (Principal
Executive Officer)

Date: August 14, 2017	By /s/ Teresa B. Dickey
Teresa B. Dickey, Treasurer (Principal
Financial Officer)