Form 10-Q
period 2017-09-30
Net Medical Xpress Solutions, Inc.
filed 2017-11-14
CIK 1101865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

YES [ ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. (See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	YES [ ] NO [X]

The number of shares outstanding of each of the issuer’s classes of common stock at November 11, 2017 was 19,885,861.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(Beginning on the following page)

Net Medical Xpress Solutions, Inc.

Condensed Consolidated Balance Sheets

(Rounded to the nearest thousand)

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets

Current assets:
Cash and equivalents	$226,000	$307,000
Accounts receivable, net of allowance of $24,000 and $24,000, respectively	231,000	256,000
Inventory	18,000	20,000
Prepaid expenses and other assets	90,000	70,000
Total current assets	565,000	653,000

Furniture, equipment and improvements, net of accumulated depreciation of $709,000 and $706,000, respectively	8,000	4,000
Security deposits	4,000	4,000
Goodwill	159,000	159,000

Total Assets	$736,000	$820,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$349,000	$320,000
Accrued expenses	68,000	63,000
Insurance payable	56,000	21,000
Deferred revenue	-	3,000
Capital lease	2,000	1,000
Notes payable - related party	61,000	59,000
Total current liabilities	536,000	467,000

Long-term liabilities
Capital lease - long-term portion	5,000	-
Total long-term liabilities	5,000	-

Total liabilities	541,000	467,000

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized, 0 shares issued and outstanding, as of 9/30/17 and 12/31/16, respectively	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 19,885,861 and 19,850,591 shares issued and outstanding as of 9/30/17 and 12/31/16, respectively	20,000	19,000
Paid-in capital	16,302,000	16,299,000
Subscriptions payable	21,000	21,000
Accumulated deficit	(16,148,000)	(15,986,000)
Total stockholders' equity (deficit)	195,000	353,000

Total Liabilities and Stockholders' Equity	$736,000	$820,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Net Medical Xpress Solutions, Inc.

Condensed Consolidated Statements of Operations

(Rounded to the nearest thousand)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Physician Services	$628,000	$651,000	$2,026,000	$2,396,000
Gross revenues	628,000	651,000	2,026,000	2,396,000

Cost of services	472,000	524,000	1,508,000	1,796,000

Gross profit	156,000	127,000	518,000	600,000

Operating costs and expenses:
General and administrative	189,000	220,000	608,000	725,000
Depreciation and amortization	1,000	1,000	3,000	6,000
Research and development	18,000	30,000	62,000	65,000
Total operating costs and expenses	208,000	251,000	673,000	796,000

Net operating income (loss)	(52,000)	(124,000)	(155,000)	(196,000)

Other income (expense):
Interest expense	(3,000)	(2,000)	(7,000)	(7,000)
Total other income (expense)	(3,000)	(2,000)	(7,000)	(7,000)

Net income (loss)	$(55,000)	$(126,000)	$(162,000)	$(203,000)

Income (loss) per share - basic	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Income (loss) per share - diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Basic weighted average common shares outstanding	19,448,878	19,413,608	19,445,907	19,413,608
Diluted weighted average common shares outstanding	19,448,878	19,413,608	19,445,907	19,413,608

The accompanying notes are an integral part of these unaudited condensed financial statements.

Net Medical Xpress Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(Rounded to the nearest thousand)

(Unaudited)

	For the nine months ended
	September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(162,000)	$(203,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued for services to board members and officers	-	81,000
Common stock issued for services	4,000	-
Depreciation and amortization	3,000	6,000
Depreciation and amortization allocated to cost of goods sold		7,000
Changes in operating assets and liabilities:
Accounts receivable	25,000	196,000
Inventory	2,000	5,000
Prepaid expenses and other assets	(20,000)	(28,000)
Accounts payable	29,000	(55,000)
Line of credit	-	3,000
Accrued expenses	7,000	(13,000)
Deferred revenue	(3,000)	(5,000)
Net cash provided (used) by operating activities	(115,000)	(6,000)

Cash flows from investing activities
Assets purchased under capital lease	-	-
Net cash used by investing activities	-	-

Cash flows from financing activities
Repayment of principal under capital lease	(1,000)	(6,000)
Proceeds from notes payable - related party	-	3,000
Net proceeds from insurance financing	144,000	160,000
Net payments to insurance financing	(109,000)	(133,000)
Net cash (used) provided by financing activities	34,000	24,000

Net increase (decrease) in cash equivalents	(81,000)	18,000
Cash equivalents - beginning	307,000	410,000
Cash equivalents - ending	$226,000	$428,000
	-
Supplemental disclosures:
Interest paid	$6,000	$5,000
Tax paid	$-	$-

Assets purchased under capital lease	$7,000	$-
Insurance contracts financed	$144,000	$160,000

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

Cash and Cash Equivalents:

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At September 30, 2017 and December 31, 2016, the Company did not have cash and equivalents that exceeded federally insured limits.

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

Net Medical Xpress Solutions, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Trade Accounts Receivable, con’t:

The Company also estimates an allowance for doubtful accounts, which amounted to $24,000 and $24,000 at September 30, 2017 and December 31, 2016, respectively.  The estimate is based upon management’s review of all accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency. Charge-offs, net of recoveries, for the nine months ended September 30, 2017 and 2016 totaled $0 and $0, respectively.

Inventory:

Inventory, which is composed of component parts and finished goods, is valued at cost on a specific identity basis for those items with serial numbers.  The remainder of the inventory is valued at the lower of first-in-first-out (FIFO) cost or market.  On a quarterly basis, management compares the inventory on hand with the Company’s records to determine whether write-downs for excess or obsolete inventory are required.  Write-downs of $0 and $0 for obsolete inventory are included in expenses for September 30, 2017 and December 31, 2016, respectively.

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

Long-Lived Assets:

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company determined that none of its long-term assets at September 30, 2017 or December 31, 2016 were impaired.

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

The Company tests its goodwill and other indefinite-lived intangible assets for impairment annually, or, under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment.  The Company is required to write down the value of goodwill only when its testing determines the recorded amount of goodwill exceeds the fair value.  At December 31, 2016, the Company determined that its goodwill was impaired and an impairment loss of $80,000 was recorded as of December 31, 2016.  As of September 30, 2017, there was no additional impairment of goodwill.

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

Net Medical Xpress Solutions, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation, con’t:

During the nine months ended September 30, 2017 and 2016, the Company recognized stock-based compensation expense totaling $4,000 and $0, from the issuance of a total of 0 and 0 shares of its common stock to officers, directors, and consultants.

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

Net Medical Xpress Solutions, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition, con’t:

The Company follows the guidance in FASB ASC Topic 605, Accounting for Performance of Construction-Type and Certain Production-Type Contracts for custom software development arrangements that require significant production, customization or modification to its core software.  Revenue is generally recognized for such arrangements under the percentage-of-completion method.  Under percentage-of-completion accounting, both the product license and custom software development revenue are recognized as work progresses based on specific milestones in accordance with FASB ASC Topic 450.  The Company believes that project milestones based on completion of specific tasks provide the best approximation of progress toward the completion of the contract.  At September 30, 2017 and September 30, 2016, there were no custom software development arrangements in progress.

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

Advertising Expenses:

The Company expenses advertising costs which consist primarily of direct mailings, promotional items and print media, as incurred. Advertising expenses amounted to $0 and $0 for the nine months ended September 30, 2017 and 2016, respectively.

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

NOTE C - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $16,148,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Net Medical Xpress Solutions, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE D - FURNITURE, EQUIPMENT, AND IMPROVEMENTS

Furniture, equipment, and improvements as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
Computers	$506,000	$499,000
Furniture, fixtures and equipment	150,000	150,000
Automobiles	41,000	41,000
Leasehold improvements	20,000	20,000
	717,000	710,000
Accumulated depreciation	(709,000)	(706,000)
	$8,000	$4,000

Depreciation expense for the three months ended September 30, 2017 and 2016 was $1,000 and $1,000, respectively.  Depreciation expense for the nine months ended September 30, 2017 and 2016 was $3,000 and $6,000, respectively.  In addition, the Company had $0 and $7,000 of depreciation expense that was allocated to direct costs for the nine months ended September 30, 2017 and 2016, respectively.

NOTE E - LINE OF CREDIT

In September 2015, the Company entered into an agreement with a bank for a line of credit of $100,000. The agreement was renewed in December 2016.  There were no borrowings against the line at September 30, 2017. The line bears interest at 6.0%. This line of credit line has a maturity date of December 27, 2017. This line of credit is secured by 1,451,114 shares of the Company’s stock owned by a director of the Company.

NOTE F - NOTES PAYABLE

Notes Payable - Related Party:

On March 1, 2011, the Company received a $2,000 loan from a director of the Company.  This loan is non-interest bearing and is due on demand.  On May 1, 2012, the Company received a $25,000 loan from a director of the Company. The loan bears interest at 7% per annum with principal and interest payable on or before April 30, 2015. On September 1, 2012, the Company received an $18,000 loan from a director of the Company.  The loan bears interest at 7% per annum with principal and interest payable on or before August 31, 2016.  During 2016, all loans were extended for one year.  At September 30, 2017 and December 31, 2016, there is approximately $16,000 and $14,000, respectively, in accrued interest included in notes payable - related party related to these notes.

Notes Payable:

During the nine months ended September 30, 2017, the Company financed an insurance premium in the amount of $119,000. The note bears an interest rate of 6.80%, is payable in monthly principal and interest payments of $10,000 with a maturity date in February 2018. As of September 30, 2017, this note totaled $50,000.  Total interest expense for the nine months ended September 30, 2017 related to note payable for this insurance premium was approximately $2,000.

Net Medical Xpress Solutions, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE F - NOTES PAYABLE (CONTINUED)

Notes Payable, con’t:

During the nine months ended September 30, 2017, the Company financed an insurance premium in the amount of $22,000.  The note bears an interest rate of 9.35%, is payable in monthly principal and interest payments of $2,000 with a maturity date in December 2017.  As of September 30, 2017, this note totaled $7,000.  Total interest expense for the nine months ended September 30, 2017 related to note payable for this insurance premium was approximately $1,000.

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

In accordance with FASB ASC 350, “Intangibles - Goodwill and Other,” the Company performs goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. Based on the estimated fair value of its goodwill at December 31, 2016, the Company determined that there was impairment of goodwill and recognized $80,000 in goodwill impairment.  As of September 30, 2017, no additional impairment has been recognized.

In connection with the merger, the Company also entered into two employment agreements with the former holders of MedTel membership interests. Each agreement provides for bonus compensation of 2,000,000 shares of common stock to be earned equally upon attainment of quarterly sales and profitability goals. At September 30, 2017 and December 31, 2016, no additional compensation has been earned.

NOTE H - CAPITAL TRANSACTIONS

Common stock:

During the nine-month period ended September 30, 2017, the Company effected the following stock transactions:

The Company issued a total of 35,270 shares of the Company’s $0.001 par value common stock to an attorney in settlement of a suit during 2016 valued at $4,000.

There are no stock options outstanding as of September 30, 2017.

Net Medical Xpress Solutions, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE H - CAPITAL TRANSACTIONS (CONTINUED)

Summary of Options Granted and Outstanding:

	For the Nine Months Ended September 30, 2017		For the Year Ended December 31, 2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	55,556	$0.396	722,222	$0.27
Granted	0	$0.00	0	$0.00
Expired	(55,556)	$0.396	(666,666)	$0.27
Exercised	0	$0.00	0	$0.00
Outstanding at end of year	0	$0.00	55,556	$0.396

NOTE I - MAJOR CUSTOMERS

During the nine-month period ended September 30, 2017, one customers accounted for 24% or approximately $481,000 of the Company's revenue.

As of September 30, 2017, balances due from two customers comprised 29% or approximately $74,000 of total accounts receivable.  As of December 31, 2016, balances due from one customer comprised 33% or approximately $93,000 of total accounts receivable.

NOTE J - COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in New Mexico expiring on January 31, 2020.  Future minimum lease payments as of September 30, 2017, are as follows:

Year	Amount
2017	$44,000
2018	$92,000
2019	$95,000
2020	$9,000

Rent expense for the three months ended September 30, 2017 and 2016 amounted to $22,000 and $22,000, respectively.  Rent expense for the nine months ended September 30, 2017 and 2016 amounted to $74,000 and $66,000, respectively.

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

We are participating in a $15.1 million federal grant with the University of New Mexico Health Science Center to establish a statewide 30 hospital telemedicine network to support critical cerebral emergency support services.  The grant was awarded by the Center for Medicare and Medicaid Services (CMS) to help CMS study the impact of providing telemedicine for critical care services in rural areas. The project calls for the University to form a statewide 30-hospital telehealth system (THS) in conjunction with the Company during a three-year period. The program will provide remote emergency neurological consultations using our video conferencing equipment and telemedicine management services. The added goal of the model is to maintain patient care in the local facility without needing patient transport to tertiary care hospitals when non-operative care is appropriate.  The grant was originally intended to terminate on August 31, 2017, but has since been extended to February 28, 2018.

To date, we have received approximately $400,000 in fees, and we anticipate receiving a minimum of $76,000 in additional fees before the revised grant period ends.  In addition, we receive $5,000 per cart for each new hospital added to the network.  We receive monthly payments for our neurological services as with our other neurological services customers, and we will continue to receive these payments even after the grant period has ended.

RESULTS OF OPERATIONS

TOTAL REVENUES:

For the Three Months Ended September 30,

2017	2016	Increase (Decrease)	Percent Inc (Dec)
$628,000	$651,000	$(23,000)	(3.5)%

For the Nine Months Ended September 30,

2017	2016	Increase (Decrease)	Percent Inc (Dec)
$2,026,000	$2,396,000	$(370,000)	(15.4)%

These changes are primarily a result of the following factors:

•

Radiology and cardiology services decreased by approximately $171,000 during the first nine months of 2017 as compared to the first nine months of 2016.  Approximately 70% of the decrease is due to the loss of several customers.  The remaining decrease is due to volume decreases with existing customers.  The loss of customers is mainly due to price competition.

•

Specialists fees (neurological services, behavioral services and home health care services) decreased by approximately $61,000 during the first nine months of 2017 as compared to the first nine months of 2016.  This decrease is primarily due to a progress billing of $100,000 for the grant described above during 2016 with none during 2017; revenues other than this progress billing increased by approximately $39,000.

•

Recruiting and staffing services decreased by approximately $13,000 during the first nine months of 2017 as compared to the first nine months of 2016.  This decrease is due to the loss of one customer and decreased volume of consults by our other customers.

•

Purchases of equipment by new customers of our specialists services decreased by approximately $105,000 during the first nine months of 2017 as compared to the first nine months of 2016.  This decrease is due to several major purchases for the grant described above during 2016 as compared to only one major purchase during 2017.

COST OF SERVICES:

For the Three Months Ended September 30,

2017	2016	Increase (Decrease)	Percent Inc (Dec)
$472,000	$524,000	$(52,000)	(9.9)%

For the Nine Months Ended September 30,

2017	2016	Increase (Decrease)	Percent Inc (Dec)
$1,508,000	$1,796,000	$(288,000)	(16.0)%

Approximately eighty percent of the cost of services for the first nine months of 2017 and 2016 are directly related to revenues.  Therefore, almost all of the decrease in cost of services for the first nine months of 2017 as compared to the first nine months of 2016 is due to the same factors discussed in revenues above.  These costs consist of radiologist fees, cardiologist fees, neurologist fees, professional credentialing, professional licenses, professional liability insurance costs, and costs of hardware associated with the specialists program.

GENERAL AND ADMINISTRATIVE EXPENSES:

For the Three Months Ended September 30,

2017	2016	Increase (Decrease)	Percent Inc (Dec)
$189,000	$220,000	$(31,000)	(14.1)%

For the Nine Months Ended September 30,

2017	2016	Increase (Decrease)	Percent Inc (Dec)
$607,000	$725,000	$(118,000)	(16.3)%

The decrease in general and administrative expenses for the first nine months of 2017 as compared to the first nine months of 2016 is primarily due to two factors:

•

Approximately $75,000 is the result of no fees for the Board of Directors for the first nine months of 2017.

•

Approximately $25,000 is the result of no marketing expenses for the first nine months of 2017.

RESEARCH AND DEVELOPMENT COSTS:

For the Three Months Ended September 30,

2017	2016	Increase (Decrease)	Percent Inc (Dec)
$18,000	$30,000	$(12,000)	(40.0)%

For the Nine Months Ended September 30,

2017	2016	Increase (Decrease)	Percent Inc (Dec)
$62,000	$65,000	$(3,000)	(4.6)%

This decrease is due to the termination during the third quarter of 2017 of the additional programming services we were employing during 2016 and the first half of 2017.  During the first nine months of 2017 and 2016, approximately 90% of our research and development costs were related to staffing.  In the software industry, it is common for research and development costs to be ongoing, since development of the next version of the software begins as soon as the current version is completed.  In addition, we are constantly developing new applications for our existing software.  We anticipate research and development costs during the remainder of 2017 will continue to focus on the development and expansion of our software and our physician services.  As a result, these costs will likely remain steady during 2017.

DEPRECIATION:

For the Three Months Ended September 30,

2017	2016	Increase (Decrease)	Percent Inc (Dec)
$1,000	$1,000	$0	0%

For the Nine Months Ended September 30,

2017	2016	Increase (Decrease)	Percent Inc (Dec)
$4,000	$6,000	$(2,000)	(33.3)%

During the three months ended September 30, 2017, we leased office equipment valued at approximately $7,000.  The total value of the lease will be amortized over the life of the lease, that is, 36 months.  Even with the new capital lease, we expect depreciation to decrease slightly during 2017 as other assets are fully depreciated.  We have no plans for any additional significant fixed asset purchases at this time.

OTHER EXPENSE:

For the Three Months Ended September 30,

	2017	2016	Increase (Decrease)	Percent Inc (Dec)
Interest expense	$3,000	$2,000	$1,000	50.0%

For the Nine Months Ended September 30,

	2017	2016	Increase (Decrease)	Percent Inc (Dec)
Interest expense	$7,000	$7,000	$0	0%

We don’t anticipate significant changes in this category during the remainder of 2017.

We believe gross profit is our key indicator of operating progress.  Our operations generated the following gross profit, rounded to the nearest 1,000, during the first nine months of 2017 and 2016:

	2017	2016
Revenue	$2,026,000	$2,396,000

Direct costs	1,508,000	1,796,000

Gross profit	$518,000	$600,000

Gross Profit Percent	26%	25%

Although our gross profit percentage during the first nine months of 2017 and 2016 was adequate, the volume of sales was not sufficient to cover the remaining expenses after the direct costs were deducted.  In order to reach our goal of ongoing profitability, our main priority is to increase revenues while maintaining the current gross profit percentage.

We estimate that our general and administrative expenses will be approximately $200,000 to $225,000 per quarter during the remainder of 2017.

LIQUIDITY AND CAPITAL RESOURCES

“Liquidity” refers to our ability to generate adequate amounts of cash to meet our needs for cash.  We believe we will have adequate liquidity to maintain current operations during 2017, but we may choose to locate additional sources of cash to facilitate growth.

Other than the office equipment lease discussed in the depreciation section above, we do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.  Our current commitments consist primarily of lease obligations for office space, computer equipment and office equipment.

At September 30, 2017, we had a working capital surplus of $29,000 as opposed to a working capital surplus of $186,000 at the beginning of the period, a decrease of $157,000.  This decrease is due to a combination of factors.  The primary factors are:  A decrease of approximately $81,000 in available cash, a decrease in accounts receivable of $25,000, and an increase in accounts payable, including insurance payable, of $64,000.  We may continue to sell equity securities and incur debt if our liquidity proves insufficient to meet our operating needs and facilitate growth and expansion of our services during 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

307 - Disclosure controls and procedures:  As of September 30, 2017, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our President/Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, such disclosure controls and procedures were not effective.  The primary reasons for management’s conclusions are that we did not have a plan in place for implementing controls and procedures and insufficient personnel to implement checks and balances.  We believe that we will not have sufficient funds available to develop a plan in the foreseeable future.  We do not anticipate that our business will need sufficient personnel in the foreseeable future that are needed to implement checks and balances.

308(b) - Changes in internal control over financial reporting:  Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect this control.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about our unregistered sales of common stock during the nine months ended September 30, 2017:

Class of Purchaser	Aggregate Number of Shares
Attorney	35,270

(1)  We issued these shares as settlement of a lawsuit valued at $4,000.

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

NET MEDICAL XPRESS SOLUTIONS, INC.

Date: November 14, 2017	By /s/ Richard F. Govatski
Richard F. Govatski, President (Principal
Executive Officer)

Date: November 14, 2017	By /s/ Richard F. Govatski
Richard F. Govatski, President (Principal
Financial Officer)